Form 10-Q
period 1996-03-31
MEDAPHIS CORP
filed 1996-05-15
CIK 878556

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996
                                         --------------

                                     OR


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to
                                        --------   ---------

                       Commission file number 000-19480

                            MEDAPHIS CORPORATION
           (Exact name of Registrant as specified in its charter)


                DELAWARE                                 58-1651222
    -------------------------------                 -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

    2700 CUMBERLAND PARKWAY, SUITE 300
    ATLANTA, GEORGIA                                       30339
    ----------------------------------------        -------------------
    (Address of principal executive offices)             (Zip code)


                               (770) 319-3300
                               --------------
            (Registrant's telephone number, including area code)

                               Not Applicable
                               --------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  (X)  No  ( )

Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                               Outstanding at May, 8 1996
     -----------------------                      --------------------------
           Common Stock
         $0.01 PAR VALUE                              64,953,205 SHARES
      Non-voting Common Stock
         $0.01 PAR VALUE                                   0 SHARES

                              MEDAPHIS CORPORATION

                                   FORM 10-Q

                                 MARCH 31, 1996

- - ---------------------------------------------------------------------------
                                                                       Page
                                                                       ----
Part I:  Financial Information

             Consolidated Statements of Income (Loss) for the three
             months ended March 31, 1996 and 1995....................  3

             Consolidated Balance Sheets as of
             March 31, 1996 and December 31, 1995....................  4

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 1996 and 1995..............  5

             Notes to Consolidated Financial Statements..............  6

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................... 12

Part II:  Other Information

             Submission of Matters to a Vote of Security Holders..... 20

             Exhibits and Reports on Form 8-K........................ 20

             Index to Exhibits....................................... 25


This Form 10-Q contains certain forward-looking statements, including, but not limited to, statements regarding the anticipated results of operations of the Company's physician billing operations, the status and future prospects of the Company's re-engineering and consolidation project, the results of operations of the Company's technology systems division and anticipated cash flows from operations in future periods. The actual results that the Company achieves may differ materially from such forward-looking statements due to risks and uncertainties set forth herein and in the other reports and registration statements filed by the Company under the Securities Act of 1933 and the Securities Exchange Act of 1934, including the information included under the caption "Risk Factors" in the Registration Statement on Form S-4 (File No. 333-2506) filed by the Company on March 19, 1996.

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    MEDAPHIS  CORPORATION  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three months ended
                                                                  March 31,
                                                             1996           1995
- - ----------------------------------------------------------------------------------
Revenue                                                    $136,582       $110,085

Salaries and wages                                           69,517         59,456
Other operating expenses                                     34,966         26,320
Depreciation                                                  4,151          2,828
Amortization                                                  3,927          3,324
Interest expense, net                                         2,117          3,728
Restructuring and other charges                                 150         31,750
                                                           --------       --------
  Total expenses                                            114,828        127,406

Income (loss) before income taxes                            21,754        (17,321)
Income taxes                                                  8,556         (9,119)
                                                           --------       --------
  Net income                                                 13,198         (8,202)

Pro forma adjustments, principally income taxes                  -          (3,679)
                                                           --------       --------
  Pro forma net income (loss)                              $ 13,198       $(11,881)
                                                           ========       ========
Pro forma net income (loss) per common share               $   0.23       $  (0.27)
                                                           ========       ========
Weighted average shares outstanding                          58,142         43,812
                                                           ========       ========


See notes to consolidated financial statements.

                    MEDAPHIS  CORPORATION  AND  SUBSIDIARIES
                         CONSOLIDATED  BALANCE  SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                           March 31,       December 31,
                                                              1996            1995
                                                           ---------       ------------
ASSETS
Current Assets:
   Cash                                                     $  3,141        $  4,140
   Restricted cash                                            16,473          15,340
   Accounts receivable, billed                                84,649          67,496
   Accounts receivable, unbilled                              77,760          74,225
   Other                                                      17,911          14,510
                                                            --------        --------
     Total current assets                                    199,934         175,711

Property and equipment                                       114,443          90,957
Intangible assets                                            462,170         447,410
Other                                                          3,419           4,363
                                                            --------        --------
                                                            $779,966        $718,441
                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                         $  8,598        $ 16,447
   Accrued compensation                                       26,127          19,753
   Accrued expenses                                           54,269          62,892
   Current portion of long-term debt                           9,327           9,444
                                                            --------        --------
     Total current liabilities                                98,321         108,536

Long-term debt                                               184,867         144,264
Other obligations                                             17,524          18,901
Deferred income taxes                                         24,074          15,615
Convertible subordinated debentures                                -          63,375
                                                            --------        --------
     Total liabilities                                       324,786         350,691


Stockholders' Equity:
   Common stock, voting, $.01 par value, 100,000
     authorized in 1996 and 1995; issued and
     outstanding 55,938 in 1996 and 50,645 in 1995               559             506
   Common stock, nonvoting, $.01 par value, 600
     authorized; none issued                                       -               -
   Paid-in capital                                           432,471         362,109
   Retained earnings                                          22,150           5,135
                                                            --------        --------
     Total stockholders' equity                              455,180         367,750
                                                            --------        --------

                                                            $779,966        $718,441
                                                            ========        ========

See notes to consolidated financial statements.

                    MEDAPHIS  CORPORATION  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                 (IN THOUSANDS)

Three months ended March 31,                                                             1996         1995
- - -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 13,198     $ (8,202)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         8,078        6,152
    Impairment loss on property and equipment                                                -         5,030
    Deferred income taxes                                                                 8,556       (9,239)
    Changes in assets and liabilities, excluding effects of acquisitions:
      Increase in accounts receivable, billed                                           (17,960)     (10,786)
      Increase in accounts receivable, unbilled                                          (4,008)      (1,670)
      (Decrease) increase in accounts payable                                            (7,934)       4,016
      Increase in accrued compensation                                                    5,843          757
      (Decrease) increase in accrued expenses                                           (10,191)      24,160
      Other, net                                                                         (2,001)      (4,259)
                                                                                       --------     --------
         Net cash (used for) provided by operating activities                            (6,419)       5,959
                                                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                     (5,722)     (26,822)
  Purchases of property and equipment                                                   (19,166)      (7,078)
  Software development costs                                                            (12,497)      (3,915)
                                                                                       --------     --------
         Net cash used for investing activities                                         (37,385)     (37,815)
                                                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                  7,210        1,274
  Proceeds from borrowings                                                               39,141       32,699
  Principal payments of long-term debt                                                   (7,364)      (1,308)
  Dividends to shareholders of acquired companies                                            -        (1,816)
  Other                                                                                   3,818           -
                                                                                       --------     --------
         Net cash provided by financing activities                                       42,805       30,849
                                                                                       --------     --------

CASH:
  Net change                                                                               (999)      (1,007)
  Balance at beginning of period                                                          4,140       12,417
                                                                                       --------     --------

  Balance at end of period                                                             $  3,141     $ 11,410
                                                                                       ========     ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
    Interest                                                                           $  3,423     $  4,516
    Income taxes                                                                            612          132
  Non-cash investing and financing activities:
    Liabilities assumed in acquisitions                                                   2,103          949
    Additions to capital lease obligations                                                9,190        3,295
    Common stock issued in conjunction with acquisitions                                     -           459


See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996

- - --------------------------------------------------------------------------------
NOTE 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's audited year-end financial statements.
Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the year ended December 31, 1995 incorporated by reference in the Company's Annual Report on Form 10-K.

     The unaudited financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of results for the interim period, have been included.

NOTE 2 - Legal Matters

     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of Medaphis' annual revenue, there can be no assurance that the Federal Investigation will be resolved promptly, that additional subpoenas or warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon the Company. The Company recorded a charge of $12 million in 1995 solely for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits described below. The charge is intended to cover only the anticipated administrative expenses of the Federal Investigation and the lawsuits and does not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     Following the announcement of the Federal Investigation, Medaphis, various of its officers and directors and the lead underwriters associated with Medaphis' public offering of common stock in

April 1995 were named as defendants in putative shareholder class action lawsuits filed in the Federal District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of common stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3,1996, the court denied defendants' motion to dismiss the Consolidated Complaint which argued that the complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the Securities Act of 1933, and the Company's underwriters and outside directors are no longer named as defendants. The Company believes that it has meritorious defenses to this action and intends to assert them vigorously.

NOTE 3 - Recent Acquisitions and Other Matters

     On February 1, 1996, the Company acquired the outstanding capital stock of CBT Financial Services, Inc. ("CBT"). CBT provides collection and billing services primarily to hospitals.

     On February 12, 1996, the Company acquired the outstanding capital stock of Medical Management Computer Services, Inc. ("MMCS"). MMCS provides billing and accounts receivable management services primarily to emergency room physicians.

     Each of the foregoing acquisitions was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of the acquisition. The operating results of CBT and MMCS are included in the Company's Consolidated Statement of Income from the respective dates of acquisition.

     On February 29, 1996, the Company exchanged shares of its common stock for all of the outstanding shares of common stock of Intelligent Visual Computing, Inc. ("IVC"). IVC provides systems integration and work flow engineering systems and services to clients in the healthcare and other industries. This transaction has been accounted for under the pooling-of-interests method of accounting. However, due to the immateriality of IVC's operations, no restatement of historical financial statements has been made.

     In 1995, the Company acquired the Automation Atwork Companies ("Atwork"), Healthcare Recoveries, Inc. ("HRI"), Consort Technologies, Inc. ("Consort") and Medical Management Sciences, Inc. ("MMS") in acquisitions accounted for as poolings-of-interests. A reconciliation of revenue, pro forma net income and pro forma net income per common share of the Company, as previously reported (which includes Atwork), HRI, Consort, MMS and Combined, including the pro forma provision for "S" Corporation income taxes, is as follows (in thousands, except per share data):

                                                Three months
                                                   ended
                                               March 31, 1995
                                               --------------
Revenue:
 Medaphis, as previously reported                $  99,356
 HRI                                                 4,801
 Consort                                               792
 MMS                                                 5,136
                                                 ---------
Combined                                         $ 110,085
                                                 =========
Pro forma net income (loss):
 Medaphis, as previously reported                $ (13,494)

 HRI                                                   602
 Consort                                               222
 MMS                                                 1,496
  Pro forma provision for "S"
    Corporation income taxes                          (707)
                                                 ---------
 Combined                                        $ (11,881)
                                                 =========

Pro forma net income (loss) per common share:
 Medaphis, as previously reported                $   (0.35)
                                                 =========
 Combined                                        $   (0.27)
                                                 =========

     On April 3, 1996, the Company exchanged approximately 1.1 million shares of its common stock for all of the outstanding shares of common stock of Rapid Systems Solutions, Inc. ("Rapid Systems"). Rapid Systems is a client server/systems integration company whose core competencies include: network design integration and management; database design and development; graphical user interface application design, development and implementation; and strategic systems engineering and computer security. During 1995, Rapid Systems had revenue of $14.7 million. As a result of the pooling-of-interests accounting treatment for the Rapid Systems merger, the Company expects to record a charge of approximately $900,000 in the second quarter of 1996 related to fees, costs and expenses incurred in connection with the merger.

     On April 16, 1996, the Company acquired the outstanding capital stock of The MEDICO Group, Ltd. ("MEDICO"). MEDICO provides billing and accounts receivable management services primarily to anesthesiologists. This transaction will be accounted for using the purchase method of accounting.

     On May 6, 1996, the Company exchanged approximately 7.5 million shares of its common stock for all of the outstanding shares of common stock of BSG Corporation ("BSG"). In addition, the Company assumed BSG stock options representing approximately 2.3 million additional shares of the Company's common stock. BSG provides information technology and change management services to organizations seeking to transform their operations through the strategic use of client/server and other advanced technologies. During 1995, BSG had revenue of $69.7 million. As a result of the pooling-of-interests accounting treatment for the BSG merger, the Company expects to record a charge of approximately $6.5 million in the second quarter of 1996 related to fees, costs and expenses incurred in connection with the merger.

     The following unaudited pro forma financial information presents the results of operations of the Company for the three months ended March 31, 1996 and 1995 as if the acquisitions of Medical Management, Inc. (March 1995), Medical Billing Services (April 1995), Computers Diversified, Inc. (April
1995), The Receivables Management Division and related consulting services of MedQuist, Inc. (December 1995), Rapid Systems (April 1996) and BSG (May 1996) had occurred on January 1, 1995. The acquisitions of Decision Support Group (January 1995), Medical Office Consultants (May 1995), Billing and Professional Services, Inc. (October 1995), The Halley Exchange, Inc. (December 1995), CBT (February 1996), MMCS (February 1996), IVC (February 1996) and MEDICO (April
1996) have been excluded from the unaudited pro forma financial information as they are not considered material for pro forma presentation purposes.

     The pro forma information presented below does not purport to be indicative of the results that would have been obtained if the operations had actually been combined for the periods presented and is not necessarily indicative of operating results to be expected in future periods (in thousands, except per share data).

                                  Pro Forma
                              Three months ended
                              -------------------
                              March 31   March 31
                                1996       1995
                              -------------------
Revenue                       $159,473   $138,527
Net income (loss)               12,697    (10,320)
Net income (loss) per share   $   0.18   $  (0.19)

     In February 1996, the Company, through its wholly owned indirect subsidiary, Imonics GMBH, entered into a joint venture ("JV") with an indirect subsidiary of Bertelsmann AG, a German corporation. The JV was formed in order to provide customer-service related work flow applications throughout Europe. Each partner holds a 50% interest in the JV. During the quarter ended March 31, 1996, the JV signed an agreement with a German telecommunications entity to provide systems integration and work flow engineering systems and services over a multi-year contract. Included in revenue in the accompanying Consolidated Statement of Income for the quarter ended March 31, 1996, is approximately $12.5 million relating to the Company's share of net earnings of the JV.

NOTE 4 - Financing Transactions

     In 1995, the Company gave notice of its intent to redeem its 6 1/2 % convertible subordinated debentures due January 1, 2000. The debentures were convertible into shares of the Company's common stock at a conversion price of $14.00 per share. All of the debenture holders exercised their conversion right effective January 1, 1996, and as a result, approximately 4.5 million shares of common stock were issued in the conversion.

NOTE 5 - Restructuring and Other Charges

     Restructuring and other charges for the quarter ended March 31, 1996, included costs and benefits associated with the merger with IVC, the Company's ongoing re-engineering and consolidation project and the re-evaluation of liabilities associated with several pooling-of-interests transactions consummated in 1995.

     In the quarter ended March 31, 1995, management of the Company approved a restructuring plan relating to the consolidation of the Company's data processing function in its operating subsidiary, Medaphis Physician Services Corporation ("MPSC"). Substantially all of MPSC's local business offices at the commitment date were leased. Business offices will be exited in accordance with the guidelines established in the Company's restructuring plan. The Company will negotiate lease buyouts and subleasing arrangements with lessors, where possible, to mitigate its remaining contractual obligations under lease agreements. In the quarter ended March 31, 1995, the Company recorded a reserve for the exit costs associated with the restructuring plan of approximately $15.0 million.

     A description of the type and amount of exit costs incurred in the quarter ended March 31, 1996 are as follows (in thousands):

                                         Reserve  Incurred  Reserve
                                         Balance   through  Balance
                                        12/31/95   3/31/96  3/31/96
                                        --------  --------  -------
Lease termination costs                 $  5,990  $  (479)  $ 5,511
Incremental costs associated
 with discontinued client contracts        4,691     (669)    4,022
Other                                      1,788     (193)    1,595
                                        --------  --------  -------
                                        $ 12,469  $(1,341)  $11,128
                                        ========  =======   =======

     In the quarter ended March 31, 1995, MPSC formalized an involuntary severance benefit plan and the Company recorded a charge of approximately $5.0 million to reflect the expense for employees' rights to involuntary severance benefits that have accumulated to date. Involuntary severance costs charged against the liability were approximately $453,000 for the three-month period ended March 31, 1996.

     In January 1995, the Company assessed the recoverability of its long lived assets and recorded an impairment loss of approximately $5.0 million related to property and equipment that will be disposed of as a result of the restructuring plan.

     In connection with the Atwork merger, the Company incurred transaction fees, costs and expenses of approximately $6.0 million. In accordance with the pooling-of-interests accounting treatment, these costs have been reflected in the operating results for the three months ended March 31, 1995.

NOTE 6 - Income Taxes

     In 1995, the Company acquired Atwork, Consort and MMS in merger transactions which were accounted for under the pooling-of-interests method of accounting. As a result of the Atwork merger, the Company recorded a tax benefit of approximately $2.9 million related to Atwork's change in tax status from an "S" Corporation to a "C" Corporation in the first quarter of 1995. Pro forma net loss and pro forma net loss per common share are presented in the consolidated statements of income as if Atwork, Consort and MMS had been "C" Corporations during the quarter ended March 31, 1995.

PART I:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Medaphis is a leading provider of business management systems and services to the healthcare industry. Medaphis' systems and services are designed to assist its clients with the business management functions associated with the delivery of healthcare services, thereby permitting physicians and hospitals to focus on providing quality medical services to their patients. The Company also provides subrogation and related recovery services primarily to healthcare payors, scheduling and information management systems to hospitals and emerging integrated healthcare delivery systems and systems integration and work flow engineering systems and services. The Company's scheduling and information systems are designed to improve efficiency by automating certain scheduling and related management functions within a healthcare facility and its systems integration and work flow engineering systems and services are designed to increase flexibility, improve end-user access to information and increase decision making capabilities through the strategic use and development of client/server, imaging and other advanced technologies. The Company currently provides business management systems and services to approximately 19,700 physicians and over 2,200 hospitals in all 50 states, subrogation and recovery services to healthcare plans covering in excess of 24 million people throughout the United States and systems integration and work flow engineering systems and services in the United States and abroad.

     Medaphis' business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some payors have willingly paid the prices established by providers while other payors, notably the government and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to payors willing to pay established prices have increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., "cost shifting"). Increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables and bad debt levels and higher business office costs. Providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. Notwithstanding the foregoing, management of the Company believes that the revenue recognized by the Company's clients continues to be adversely affected by increased managed care and other industry factors impacting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and become more costly. Management of the Company believes that the decline in revenue experienced by the Company's clients, the increasing complexity and costs associated with providing billing and accounts receivable management services to healthcare providers and the Company's on-going re-engineering and consolidation project have placed pressure on the rate of revenue growth and margins in the Company's physician operations which are the subject of such re-engineering and consolidation project. Due to these revenue and margin pressures, Medaphis Physician Services Corporation ("MPSC") did not significantly contribute to the Company's operating profit for the second half of 1995. During the first quarter of 1996, the Company's services division had revenue of $106.1 million and contributed positively to the operating results of the Company. However, MPSC adversely affected the results of operations of the services division for the quarter ended March 31, 1996. Management of the Company does not expect this trend to improve materially until further progress is made with, among other things, the Company's re-engineering and consolidation project and overall operations of the business. The re-engineering and consolidation project was commenced in earnest in early 1995 and has been designed to reduce costs, increase consistency and quality of services and enhance operating margins in the Company's transaction processing services operations through office consolidation and the strategic use and deployment of scanning, imaging, work flow engineering and client/server distributed computing technology and services. The Company has implemented its new technology and best practices at a large Information Processing Center in Pittsburgh and is in the process of deploying such technology and services at its Charleston Information Processing Center. Ultimately, the Company intends to further develop and refine such technology and practices, and then to deploy such technology and practices at up to eight additional Information Processing Centers.
Management of the Company currently anticipates that the re-engineering and consolidation project will be substantially completed during 1997.

     To date, the Company has been able to offset the margin and revenue pressures experienced at MPSC through expanded growth in its systems integration and information management operations. Much of this growth has come from the signing of new systems integration contracts which have included significant initial license fees and through strategic acquisitions. Given the size and complexity of the large-scale systems integration contracts entered into by the Company and the license fees associated therewith, management of the Company believes that the results of operations for the Company's technology systems division may be subject to significant quarterly fluctuations based upon the timing of receipt of large-scale re-engineering contracts. However, management also anticipates that the episodic nature of the Company's existing systems integration operations should be partially offset over time by the results of operations of BSG and Rapid Systems, which historically have had a larger number of smaller systems integration projects which have not included initial license fees.

     The U.S. healthcare industry continues to experience tremendous change as both federal and state governments, as well as private industry, work to bring more efficiency and effectiveness to the healthcare system. Medaphis continues to evaluate governmental and industry reform initiatives in an effort to position itself to take advantage of the opportunities created thereby.

RESULTS OF OPERATIONS

     The following table shows the percentage of certain items reflected in the Company's statements of income (loss) to revenue.

                                           Three months
                                          ended March 31
                                          1996      1995
                                        --------  --------
     Revenue                              100.0%   100.0%
     Salaries and wages                    50.9     54.0
     Other operating expenses              25.6     23.9
     Depreciation                           3.0      2.6
     Amortization                           2.9      3.0
     Interest expense, net                  1.6      3.4
     Restructuring and other charges        0.1     28.8
                                        --------  --------
     Income (loss) before income taxes     15.9    (15.7)
     Income taxes                          (6.2)     8.2
                                        --------  --------
     Net income (loss)                      9.6     (7.5)
     Pro forma adjustments                    -     (3.3)
                                        --------  --------
     Pro forma net income (loss)            9.6    (10.8)
                                        ========  ========

     Revenue. Revenue increased 24.1% to $136.6 million in the first quarter of 1996 as compared with $110.1 million in the first quarter of 1995. Revenue growth results from: (i) acquisitions; (ii) increases in the number of business management services clients; and (iii) increases in sales to information management and systems integration clients. The Company has consummated 14 business combinations during the period from January 1, 1995, through March 31, 1996.

     Revenue of the Company's services division was $106.1 million and $98.1 million, respectively, for the quarters ended March 31, 1996 and 1995. A substantial portion of the revenue in the Company's services division is recurring, representing approximately 70% of consolidated revenue. Revenue of the Company's technology systems division was $30.9 million and $12.3 million, respectively, for the quarters ended March 31, 1996 and 1995. The Company's overall internal revenue growth during the quarter ended March 31, 1996 was approximately 19.5%.

     Salaries and Wages. Salaries and wages decreased to 50.9% of revenue in the first quarter of 1996 from 54.0% in the first quarter of 1995. The decrease resulted primarily from the continued growth in the Company's information management and systems integration businesses which are less labor-intensive.

     Other Operating Expenses. Other operating expenses increased to 25.6% of revenue in the first quarter of 1996 compared to 23.9% in the first quarter of 1995. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, outside consulting services and office supplies.

     Depreciation. Depreciation expense was $4.2 million in the first quarter of 1996 as compared with $2.8 million in the first quarter of 1995. This increase reflects the Company's investment in property and equipment to support growth in its business, including acquisitions.

     The Company has commenced a comprehensive re-engineering and consolidation project in its operating subsidiary, MPSC. As part of this project, management anticipates consolidating the processing function currently being performed in over 300 local business offices into approximately ten regional processing centers. In addition, new computer equipment and proprietary software will be installed in MPSC and possibly other of the services division's operations. Management anticipates increases in depreciation expense in 1996 and thereafter as a result of the project's scheduled completion in 1997.

     Amortization. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $3.9 million in the first quarter of 1996 as compared with $3.3 million in the first quarter of 1995. The increase is primarily due to increased amortization of the Company's software products. Management anticipates that amortization expense in 1996 and thereafter will increase upon the completion of its re-engineering and consolidation project. The Company intends to amortize the software developed in connection with this project over its estimated useful life of seven years.

     Interest. Net interest expense was $2.1 million in the first quarter of 1996 as compared with $3.7 million in the first quarter of 1995. The decrease is primarily due to the conversion of the Company's subordinated debentures into common stock on January 1, 1996. Management anticipates that future interest expense will be impacted by interest rate fluctuations, increased borrowings under the Senior Credit Facility to finance future acquisitions and continued investment in the Company's re-engineering and consolidation project.

     Restructuring and Other Charges. The Company has commenced a comprehensive re-engineering and consolidation project in MPSC in order to enhance its ability to provide more effective and efficient business management services to its clients. This project is designed to further enhance the Company's long-term operating efficiency and client service capability. MPSC will consolidate its billing and accounts receivable processing function, which is currently operated out of approximately 300 local business offices, into approximately ten regional processing centers. It is currently anticipated that the project will be substantially completed during 1997. As a result of this project, the Company recorded restructuring and other charges of approximately $25 million in the first quarter of 1995, consisting primarily of exit costs ($15.0 million), involuntary severance benefits ($5.0 million) and impairment losses associated with the disposition of property and equipment ($5.0 million).

     In connection with the Atwork merger, the Company incurred transaction fees, costs and expenses of approximately $6.0 million. In accordance with the pooling-of-interests accounting treatment, the costs associated with the Atwork merger have been reflected in the operating results of the Company in the first quarter of 1995.

     Restructuring and other charges for the quarter ended March 31, 1996, included costs and benefits associated with the merger with IVC, the Company's ongoing re-engineering and consolidation project and the re-evaluation of liabilities associated with several pooling-of-interests transactions consummated in 1995.

     Income (Loss) Before Income Taxes. The Company's income before income taxes was 15.9% of revenue in the first quarter of 1996 as compared with a loss of (15.7)% of revenue in the first quarter of 1995. The increase is primarily the result of charges recorded in the first quarter of 1995 relating to the re-engineering and consolidation project and the Atwork merger and the results of the Company's technology systems operations in the quarter ended March 31, 1996. During the first quarter of 1996, the Company's income before income taxes was positively impacted by fees derived from the Company's systems integration operations reflecting the higher margin nature of these operations when compared to the Company's business management services operations.

     Income Taxes. The Company's historical effective income tax rates were 39.3% and a benefit of 52.6% for the quarters ended March 31, 1996 and 1995, respectively. The decrease in tax rates between quarters results from (i) the treatment of Atwork, Consort and MMS as "C" Corporations in the current year as compared with "S" Corporations in the prior year, (ii) the tax benefit associated with Atwork's change in tax status from "S" Corporation to "C" Corporation in the quarter ended March 31, 1995 and (iii) the offsetting impact of non-deductible merger costs incurred in the quarter ended March 31, 1995.
On a pro forma basis, assuming Atwork, Consort and MMS were "C" Corporations for the quarter ended March 31, 1995, the Company's pro forma effective tax rate would have been a benefit of 28.5%. The increase in the Company's pro forma effective tax rate for the quarter ended March 31, 1996 resulted primarily from the aforementioned non-deductible merger costs in the first quarter of 1995.

     Pro Forma Net Income (Loss). The Company's net income for the quarter ended March 31, 1996, was $13.2 million as compared with a pro forma net loss of $11.9 million in the year-earlier period. The increase in pro forma net income from the year-earlier period is primarily a result of charges recorded in the first quarter of 1995 relating to the re-engineering and consolidation project and the Atwork merger and the results of the Company's technology systems operations in the quarter ended March 31, 1996.

     Pro Forma Net Income (Loss) Per Common Share. The weighted average shares outstanding were 58,142,000 and 43,812,000 for the quarters ended March 31, 1996 and 1995, respectively. Pro forma net income (loss) per common share was $0.23 and $(0.27) for the quarters ended March 31, 1996 and 1995, respectively. The increase in the first quarter ended March 31, 1996, as compared with the prior period is primarily the result of the charges recorded in the first quarter of 1995 relating to the re-engineering and consolidation project and the Atwork merger and the results of the Company's technology systems operations in the quarter ended March 31, 1996.


RECENT ACQUISITIONS AND JOINT VENTURE

     On February 1, 1996, the Company acquired the outstanding capital stock of CBT. CBT provides collection and billing services primarily to hospitals.

     On February 12, 1996, the Company acquired the outstanding capital stock of MMCS. MMCS provides billing and accounts receivable management services primarily to emergency room physicians.

     Each of the foregoing acquisitions was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of the acquisitions.

     On February 29, 1996, the Company exchanged shares of its common stock for all of the outstanding shares of common stock of IVC. IVC provides systems integration and work flow engineering systems and services to clients in the healthcare and other industries. This transaction has been accounted for using the pooling-of-interests method of accounting.

     On April 3, 1996, the Company exchanged approximately 1.1 million shares of its common stock for all of the outstanding shares of common stock of Rapid Systems. Rapid Systems is a client server/systems integration company whose core competencies include: network design, integration and management; database design and development; graphical user interface application design, development and implementation; and strategic systems engineering and computer security. During 1995, Rapid Systems had revenue of $14.7 million. As a result of the pooling-of-interests accounting treatment for the Rapid Systems merger, the Company expects to record a charge of approximately $900,000 in the second quarter of 1996 related to fees, costs and expenses incurred in connection with the merger.

     On April 16, 1996, the Company acquired the outstanding capital stock of MEDICO which provides billing and accounts receivable management services primarily to anesthesiologists. This transaction will be accounted for using the purchase method of accounting.

     On May 6, 1996, the Company exchanged approximately 7.5 million shares of its common stock for all of the outstanding shares of common stock of BSG. In addition, the Company assumed BSG stock options representing approximately 2.3 million additional shares of the Company's common stock. BSG provides information technology and change management services to organizations seeking to transform their operations through the strategic use of client/server and other advanced technologies. During 1995, BSG had revenue of $69.7 million.
As a result of the pooling-of-interests accounting treatment for the BSG merger, the Company expects to record a charge of approximately $6.5 million in the second quarter of 1996 related to fees, costs and expenses incurred in connection with the merger.

     In February 1996, the Company, through its wholly owned indirect subsidiary, Imonics GMBH, entered into a joint venture with an indirect subsidiary of Bertelsmann AG, a German corporation. The JV was formed in order to provide customer-service related work flow applications throughout Europe. Each partner holds a 50% interest in the JV. During the quarter ended March 31, 1996, the JV signed an agreement with a German telecommunications entity to provide systems integration and work flow engineering systems and services over a multi-year contract. Included in revenue in the accompanying Consolidated Statement of Income for the quarter ended March 31, 1996 is approximately $12.5 million related to the Company's share of net earnings of the JV.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $101.6 million at March 31, 1996, including $3.1 million of cash.

     Management believes additional working capital is not required to meet its current liquidity needs before acquisitions, internal growth of the business and investments in the Company's re-engineering and consolidation project. The Company used $6.4 million in cash for operating activities (excluding the effects of restructuring, merger and other charges, the Company generated operating cash flow of approximately $4.2 million) in the quarter ended March 31, 1996. The decrease in the Company's operating cash flows resulted from the increased levels of working capital committed to the Company's technology systems operations, expenditures related to restructuring, merger and other charges, and the ongoing revenue and margin pressures at MPSC. Management of the Company expects the continued use of cash to fund restructuring and merger costs, growth of the Company's technology systems operations and to support operations of MPSC until further progress is made in the Company's re-engineering and consolidation project and the improvement of MPSC's overall operations. Management expects to fund such cash requirements through cash flows from its operations and, to the extent necessary, through amounts available for borrowing under the Senior Credit Facility.

     At March 31, 1996, approximately $162.2 million of borrowings were outstanding under the Company's $250 million Senior Credit Facility. Amounts available for borrowing under the Senior Credit Facility may be used for future acquisitions, expansion of the Company's business and general corporate purposes.

     In December 1995, the Company gave notice of its intent to redeem its 6 1/2 % convertible subordinated debentures due January 1, 2000. The debentures were convertible into shares of the Company's common stock at a conversion price of $14.00 per share. All of the debenture holders exercised their conversion right effective January 1, 1996, and as a result, approximately 4.5 million shares of common stock were issued in the conversion.

     The Company estimates that each one million dollars of internal growth requires no more than $500,000 of additional capital. If the current rate of internal growth continues at historical operating margins, the Company estimates that its cash flow from operations before restructuring, merger and other changes will be adequate to meet its capital requirements for internal growth. Internal growth may also be funded by the Company's Senior Credit Facility. Management estimates that, at historical operating margins, any borrowings that are incurred for internal growth purposes can be repaid within two years by operating cash flow. Management also believes the Senior Credit Facility will be sufficient to meet any seasonal cash requirements.

     The Company has commenced a comprehensive re-engineering and consolidation project. As part of this project, the Company anticipates consolidating the processing function currently being performed in approximately 300 local business offices into approximately ten regional processing centers. The Company anticipates obtaining additional computer equipment for approximately $16 million by the end of 1997, and incurring software development costs of approximately $17 million in 1996. Additionally, the Company anticipates incurring lease buy-out and termination payments, involuntary severance benefits, and other cash expenditures of approximately $12 to $17 million by the end of 1997 relating to this project. The remaining costs related to the project are expected to be financed through the Company's Senior Credit Facility, future operating cash flows and capital lease financing. During the three months ended March 31, 1996, the Company capitalized approximately $12 million of software development costs associated with the development or enhancement of software to be used in the processing function of the Company's business management services or otherwise sold externally by the Company.

     Substantially all the Company's capital expenditures have related either to acquisitions of healthcare business management service companies and technology companies or to the expansion, improvement, or maintenance of existing facilities. The Company has financed its growth through cash flows from operations, the issuance of debt and equity securities and borrowings. Management believes anticipated cash flow from operations and borrowing capacity under the Senior Credit Facility will provide adequate capital resources to support the Company's anticipated long-term financing needs.

OTHER MATTERS

     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of Medaphis' annual revenue, there can be no assurance the Federal Investigation will be resolved promptly, that additional subpoenas or warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon Medaphis. The Company recorded a charge of $12 million in 1995 for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits described below. The charge is intended to cover only the anticipated administrative expenses of the Federal Investigation and the lawsuits and does not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     Following the announcement of the Federal Investigation, Medaphis, various of its officers and directors and the lead underwriters associated with Medaphis' public offering of common stock in April 1995 were named as defendants in putative shareholder class action lawsuits filed in the Federal District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of common stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint which argued that the Complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the Securities Act of 1933, and the Company's underwriters and outside directors are no longer named as defendants. The Company believes that it has meritorious defenses to this action and intends to assert them vigorously.

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders, held on May 1, 1996, the stockholders of the Company voted to:

     (a)  elect the Company's Board of Directors:  Randolph G. Brown,
          Chairman (44,225,140 affirmative votes and 25,994 votes withheld); Dennis A. Pryor, Vice Chairman (44,225,140 affirmative votes and 25,994 votes withheld); Robert C. Bellas, Jr., Director (44,225,140 affirmative votes and 25,994 votes withheld); John A. Downer, Director (44,225,140 affirmative votes and 25,994 votes withheld); David R. Holbrooke, MD., Director (44,225,140 affirmative votes and 25,994 votes withheld); and Richard H. Stowe, Director (44,225,140 affirmative votes and 25,994 votes withheld);

     (b) approve an amendment to the Company's Amended and Restated Certificate of Incorporation pursuant to which the number of shares of Common Stock of the Company that the Company would be authorized to issue would be increased from 100,000,000 shares to 200,000,000 (41,440,836 affirmative votes, 2,688,072 negative votes and 122,226 abstentions);

     (c) approve an amendment to the Company's Amended and Restated Non-qualified Stock Option Plan (the "Stock Option Plan") to increase the number of shares of Common Stock reserved for issuance under such Stock Option Plan from 6,456,456 to 7,956,456 and to approve certain other amendments to such plan (34,682,236 affirmative votes, 9,368,345 negative votes, 131,876 abstentions and 68,677 broker no-votes);

     (d) approve the proposed Medaphis Employee Stock Purchase Plan (43,684,644 affirmative votes, 373,524 negative votes, 124,289 abstentions and 68,677 broker no-votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     2.1  Merger Agreement, dated as of March 15,
          1996, by and among Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4, file No. 333-2506).

     2.2  Merger Agreement, dated as of March 12,
          1996, by and among Registrant, Rapid Systems
          Solutions, Inc. and RipSub, Inc. (incorporated by reference to Exhibit 2.19 to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 000-19480).

     3.1  Amended and Restated Certificate of
          Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's
          Registration Statement on Form S-1, File No.
          33-42216).

     3.2  Certificate of Amendment of Certificate of
          Incorporation of Registrant (incorporated by reference to Exhibit 3 to the Registrant's Quarterly
          Report on Form 10-Q for the Quarterly Period Ended
          March 31, 1993).

     3.3  Certificate of Amendment of Certificate of
          Incorporation of Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's
          Registration Statement on Form 8-A/A, filed on
          March 28, 1995).

     3.4  Certificate of Amendment of Amended and
          Restated Certificate of Incorporation of
          Registrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, File No.
          333-03213).

     3.5  Amended and Restated By-Laws of Registrant
          (incorporated by reference to Exhibit 3.2 of Registrant's 1992 Form 10-K, File No. 000-19480).

    10.1  Form of Medaphis Corporation Employee Stock
          Purchase Plan (incorporated by reference to Exhibit
          10.19 of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 000-19480).

    10.2  Fourth Modification of Amended and Restated
          Credit Agreement among the Registrant and the Lenders named therein, dated January 31, 1996 (incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 000-19480).

    10.3 Equipment Lease, dated January 31, 1996, by and between Nationsbanc Leasing Corporation of North Carolina and Registrant (incorporated by reference to Exhibit 10.61 of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 000-19480).

    10.4 Equipment Lease dated February 29, 1996, by and between Nationsbanc Leasing Corporation of North Carolina and Registrant (incorporated by reference to Exhibit 10.62 of the Annual Report on Form 10-K for the year ended December
          31, 1995, File No. 000-19480).

    10.5  Medaphis Corporation Re-engineering,
          Consolidation and Business Improvement Cash
          Incentive Plan, dated February 21, 1996
          (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4, File No.
          333-2506).

    10.6  Limited Partnership Agreement of Bertelsmann --
          Imonics GMBH & Co. KG, dated March 13, 1996
          (incorporated by reference to Exhibit 10.65 of the Annual Report on Form 10-K for the year ended
          December 31, 1995, File No. 000-19480).

    10.7  Agreement for Collection Services between
          AssetCare, Inc. and Galen Health Care, Inc., dated
          March 28, 1996.

    10.8  Amendment No. 1 to the Master Equipment Lease
          Agreement Intended for Security with Nationsbanc
          Leasing Corporation of North Carolina, dated March
          29, 1996.

     11   Statement regarding Computation of Earnings Per
          Share.

     27   Financial Data Schedule (for SEC use only)

     (b)   Reports on Form 8-K

     The following reports on Form 8-K and 8-K/A have been filed by the Company during the quarter ended March 31, 1996:


                                                     Financial
                                                    Statements           Date of             File
            Item Reported                             Filed              Report              Date
- - -------------------------------------------------------------------------------------------------------
Acquisitions of MMS and the Receivables               Yes (1)       December 29, 1995  January 19, 1996
Management Division of Medquist, Inc.
and update of the status of outstanding
putative shareholder suits.

Restatement of quarterly consolidated                 Yes (2)       February 8, 1996   February 12, 1996
statements of income of the Company to
give effect for the mergers with MMS
and Consort

Restatement of Supplemental Consolidated              Yes (3)       February 29, 1996  February 29, 1996
Financial Statements of the Company to
give effect for the merger with MMS

(1) Financial Statements of MMS for the years ended December 31, 1994, 1993, and 1992 (audited) and the Receivables Management Division of MedQuist, Inc. for the year ended December 31, 1994 (audited) and the nine months ended September 30, 1995 (unaudited) were filed.

(2) Supplemental Quarterly Consolidated Statements of Income of the Company (unaudited) for each of the four quarters in the year ended December 31, 1995 were filed.

(3) Supplemental Consolidated Financial Statements of the Company (audited) for the years ended December 31, 1994, 1993, and 1992 were filed.

- - ---------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MEDAPHIS CORPORATION
                     --------------------------------
                               (Registrant)



Date:  May 14, 1996  /s/  Michael R. Cote
       ------------  --------------------
                     Michael R. Cote
                     Senior Vice President - Finance,
                     Chief Financial Officer and
                     Assistant
                     Secretary



Date: May 14, 1996   /s/  James S. Douglass
      ------------   ----------------------
                     James S. Douglass
                     Vice President - Corporate
                     Controller and Chief Accounting
                     Officer (Principal Accounting
                     Officer)

                               Index to Exhibits
- - --------------------------------------------------------------------------------
  Exhibit                                                               Page No.
  -------                                                               --------

     2.1  Merger Agreement, dated as of March 15,
          1996, by and among Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on Form
          S-4, file No. 333-2506).

     2.2  Merger Agreement, dated as of March 12,
          1996, by and among Registrant, Rapid Systems
          Solutions, Inc. and RipSub, Inc. (incorporated by reference to Exhibit 2.19 to Annual Report on Form 10-K for the year ended December 31, 1995,
          File No. 000-19480).

     3.1  Amended and Restated Certificate of
          Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's
          Registration Statement on Form S-1, File No.
          33-42216).

     3.2  Certificate of Amendment of Certificate of
          Incorporation of Registrant (incorporated by reference to Exhibit 3 of Registrant's Quarterly
          Report on Form 10-Q for the Quarterly Period
          Ended March 31, 1993).

     3.3  Certificate of Amendment of Certificate of
          Incorporation of Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's
          Registration Statement on Form 8-A/A, filed on
          March 28, 1995).

     3.4  Certificate of Amendment of Amended and
          Restated Certificate of Incorporation of Registrant
          (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, File No.
          333-03213).

     3.5  Amended and Restated By-Laws of Registrant
          (incorporated by reference to Exhibit 3.2 of Registrant's 1992 Form 10-K, File No. 000-19480).

    10.1  Form of Medaphis Corporation Employee Stock
          Purchase Plan (incorporated by reference to Exhibit 10.19 of the Annual Report on Form
          10-K for the year ended December 31, 1995, File
          No. 000-19480).

    10.2  Fourth Modification of Amended and Restated
          Credit Agreement among the Registrant and the Lenders named therein, dated January 31, 1996
          (incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 000-19480).

    10.3 Equipment Lease, dated January 31, 1996, by and between Nationsbanc Leasing Corporation of North Carolina and Registrant (incorporated by reference to Exhibit 10.61 of the Annual Report on Form 10-K for the year ended December
          31, 1995, File No. 000-19480).

    10.4 Equipment Lease dated February 29, 1996, by and between Nationsbanc Leasing Corporation of North Carolina and Registrant (incorporated by reference to Exhibit 10.62 of the Annual Report on Form 10-K for the year ended December
          31, 1995, File No. 000-19480).

    10.5  Medaphis Corporation Re-engineering,
          Consolidation and Business Improvement Cash
          Incentive Plan, dated February 21, 1996
          (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4, File No.
          333-2506).

    10.6  Limited Partnership Agreement of Bertelsmann
          -- Imonics GMBH & Co. KG, dated March 13, 1996 (incorporated by reference to Exhibit 10.65 of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 000-19480).

    10.7  Agreement for Collection Services between
          AssetCare, Inc. and Galen Health Care, Inc., dated
          March 28, 1996.

    10.8  Amendment No. 1 to the Master Equipment Lease
          Agreement Intended for Security with Nationsbanc
          Leasing Corporation of North Carolina, dated March
          29, 1996.

     11   Statement regarding Computation of Earnings Per
          Share.

     27   Financial Data Schedule (for SEC use only)