Form 10-Q
period 1996-06-30
MEDAPHIS CORP
filed 1996-08-14
CIK 878556

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                      OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM           TO
                                          -----------   -----------

                        Commission file number 000-19480

                              MEDAPHIS CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                     58-1651222
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
      2700 CUMBERLAND PARKWAY, SUITE 300                          30339
               ATLANTA, GEORGIA                                 (Zip code)
   (Address of principal executive offices)

                                 (770) 444-5300
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

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

                    CLASS                             OUTSTANDING AT AUGUST 12, 1996
- --------------------------------------------------------------------------------------------
                 COMMON STOCK                               71,848,756 SHARES
               $0.01 PAR VALUE
           NON-VOTING COMMON STOCK                               0 SHARES
               $0.01 PAR VALUE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              MEDAPHIS CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1996

                                                                                        PAGE
                                                                                        ----
PART I:  FINANCIAL INFORMATION
  Consolidated Statements of Income (Loss) for the three and six months ended June 30,
     1996 and 1995....................................................................    3
  Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995...............    4
  Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and
     1995.............................................................................    5
  Notes to Consolidated Financial Statements..........................................    6
  Management's Discussion and Analysis of Financial Condition and Results of
     Operations.......................................................................   13
PART II:  OTHER INFORMATION
  Submission of Matters to a Vote of Security Holders.................................   21
  Exhibits and Reports on Form 8-K....................................................   21
  Index to Exhibits...................................................................   24

     This Form 10-Q contains certain forward-looking statements, including, but not limited to, statements regarding the anticipated results of operations of the Company's physician billing operations, the status and future prospects of the Company's reengineering and consolidation project, the results of operations of the Company's Technology Systems Division, anticipated cash flows from operations in future periods and charges expected to be incurred in future periods. The actual results for such matters may differ materially from such forward-looking statements due to risks and uncertainties set forth herein.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1996       1995       1996       1995
                                                        --------   --------   --------   --------
Revenue...............................................  $175,193   $141,286   $338,820   $274,379
Salaries and wages....................................    92,663     79,349    183,228    155,487
Other operating expenses..............................    38,799     37,585     78,153     68,083
Depreciation..........................................     5,324      3,718     10,275      7,115
Amortization..........................................     4,826      4,484      9,735      8,762
Interest expense, net.................................     2,630      2,222      4,735      6,169
Restructuring and other charges.......................    17,175         --     17,325     31,750
                                                        --------   --------   --------   --------
          Total expenses..............................   161,417    127,358    303,451    277,366
Income (loss) before income taxes.....................    13,776     13,928     35,369     (2,987)
Income taxes..........................................    10,439      6,362     19,307     (2,570)
                                                        --------   --------   --------   --------
  Net income (loss)...................................     3,337      7,566     16,062       (417)
Pro forma adjustments, principally income taxes.......        --       (340)       354     (4,214)
                                                        --------   --------   --------   --------
  Pro forma net income (loss).........................  $  3,337   $  7,226   $ 16,416   $ (4,631)
                                                        ========   ========   ========   ========
Pro forma net income (loss) per common share..........  $   0.04   $   0.10   $   0.22   $  (0.08)
                                                        ========   ========   ========   ========
Weighted average shares outstanding...................    75,006     69,053     74,786     55,271
                                                        ========   ========   ========   ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1996           1995
                                                                       --------     ------------
                                             ASSETS
Current Assets:
  Cash...............................................................  $  8,496       $ 19,270
  Restricted cash....................................................    15,573         15,340
  Accounts receivable, billed........................................   118,448         87,756
  Accounts receivable, unbilled......................................   112,138         90,355
  Other..............................................................    16,797         15,636
                                                                       --------     ------------
          Total current assets.......................................   271,452        228,357
Property and equipment...............................................   131,999         97,895
Intangible assets....................................................   487,119        456,381
Other................................................................    19,394         19,236
                                                                       --------     ------------
                                                                       $909,964       $801,869
                                                                       ========     ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................................  $  6,606       $ 23,220
  Accrued compensation...............................................    23,215         23,351
  Accrued expenses...................................................    67,470         68,406
  Current portion of long-term debt..................................     9,815         10,681
                                                                       --------     ------------
          Total current liabilities..................................   107,106        125,658
Long-term debt.......................................................   237,636        150,565
Other obligations....................................................    15,725         18,926
Deferred income taxes................................................    30,669         16,915
Convertible subordinated debentures..................................        --         63,375
                                                                       --------     ------------
          Total liabilities..........................................   391,136        375,439
Stockholders' Equity:
  Preferred stock....................................................        --            382
  Common stock, voting, $.01 par value, 100,000 authorized; issued
     and outstanding 71,398 in 1996 and 58,917 in 1995...............       714            589
  Common stock, nonvoting, $.01 par value, 600 authorized; none
     issued..........................................................        --             --
  Paid-in capital....................................................   499,289        426,387
  Retained earnings (deficit)........................................    18,825           (928)
                                                                       --------     ------------
          Total stockholders' equity.................................   518,828        426,430
                                                                       --------     ------------
                                                                       $909,964       $801,869
                                                                       ========     ============

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        SIX MONTHS ENDED JUNE
                                                                                 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                        --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................  $ 16,062     $    (417)
  Adjustments to reconcile net income to net cash (used for) provided by operating activities:
     Depreciation and amortization....................................    20,010        15,877
     Deferred income taxes............................................    19,307        (2,851)
     Impairment loss on property and equipment........................       343         5,102
     Changes in assets and liabilities, excluding effects of
      acquisitions:
       Increase in restricted cash....................................      (958)         (191)
       Increase in accounts receivable, billed........................   (28,222)      (13,259)
       (Increase) decrease in accounts receivable, unbilled...........   (23,916)          418
       Decrease in accounts payable...................................   (16,190)       (4,714)
       Decrease in accrued compensation...............................      (299)       (1,628)
       (Decrease) increase in accrued expenses........................    (8,170)       14,994
       Other, net.....................................................       616        (3,522)
                                                                        ---------    ----------
          Net cash (used for) provided by operating activities........   (21,417)        9,809
                                                                        ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired..................................   (12,737)      (54,098)
  Purchases of property and equipment.................................   (34,570)      (18,432)
  Software development costs..........................................   (26,382)      (11,146)
  Other...............................................................        --           323
                                                                        ---------    ----------
          Net cash used for investing activities......................   (73,689)      (83,353)
                                                                        ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............................     9,673       143,199
  Proceeds from borrowings............................................    96,749        46,522
  Principal payments of long-term debt................................   (25,612)     (102,825)
  Other...............................................................     3,813       (10,424)
                                                                        ---------    ----------
          Net cash provided by financing activities...................    84,623        76,472
                                                                        ---------    ----------
CASH:
  Net change..........................................................   (10,483)        2,928
  Balance at beginning of period......................................    18,979        17,651
                                                                        ---------    ----------
  Balance at end of period............................................  $  8,496     $  20,579
                                                                        =========    ==========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
     Interest.........................................................  $  7,005     $   6,346
     Income taxes.....................................................     5,684         1,413
  Non-cash investing and financing activities:
     Liabilities assumed in purchase acquisitions.....................     2,700         2,055
     Additions to capital lease obligations...........................    12,620         3,575
     Common stock issued in conjunction with purchase acquisitions....        --           459

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those made in the Company's audited year-end financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the year ended December 31, 1995 incorporated by reference in the Company's Annual Report on Form 10-K and the audited supplemental consolidated financial statements of the Company included in the Company's Current Report on Form 8-K filed on July 9, 1996.

     The unaudited financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of results for the interim period, have been included.

NOTE 2 -- LEGAL AND OTHER MATTERS

     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of Medaphis' annual revenue, there can be no assurance that the Federal Investigation will be resolved promptly, that additional subpoenas or warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon the Company. The Company recorded a charge of $12 million in the third quarter of 1995 solely for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits described below. The charge is intended to cover only the anticipated administrative expenses of the Federal Investigation and the lawsuits and does not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     Following the announcement of the Federal Investigation, Medaphis, various of its officers and directors and the lead underwriters associated with Medaphis' public offering of common stock in April 1995 were named as defendants in putative shareholder class action lawsuits filed in the Federal District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of common stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint which argued that the complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the Securities

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

Act of 1933, and the Company's underwriters and outside directors are no longer named as defendants. On June 26, 1996, the court denied the plaintiffs' motion to certify a plaintiffs' class. The Company believes that it has meritorious defenses to this action and intends to assert them vigorously.

     The Company, through its wholly owned indirect subsidiary, Imonics GmbH, entered into a 50/50 joint venture (the "Joint Venture") with an affiliate of a large German corporation (the "European Partner") to pursue custom software development and systems integration projects for customer service systems primarily in Germany. The Joint Venture entered into a large software licensing and software engineering contract (the "Contract") in the first quarter of 1996. On July 25, 1996, the Joint Venture began discussions with the European Partner and the related customer regarding difficulties with certain aspects of the systems integration project. As a result, the parties are negotiating the restructuring of the operating relationships and economics underlying the Contract. Although a restructured arrangement among the parties is subject to the negotiation and execution of definitive agreements, the Company anticipates that the Contract will be amended and a restructured arrangement will be executed that will position the Joint Venture to move forward with the project and to pursue other opportunities and projects on terms and conditions that are mutually beneficial to the parties. The Company anticipates recording a loss related to the restructured arrangement of approximately $9 million during the third quarter of 1996.

     Additionally, in July 1996 the Company began to consolidate and integrate its client/server systems integration businesses under the direction and leadership of its operating subsidiary, BSG Corporation ("BSG"). BSG's management has focused its efforts primarily on reorganizing Imonics so that its business practices more closely align with those of BSG. Many changes have and will continue to occur at Imonics Corporation ("Imonics") including: headcount reductions, increased focus on project management, increased cost controls and implementation of the BSG business model. In addition to the expected $9 million loss related to the restructured arrangement noted above, the Company anticipates recording losses in the third quarter of 1996 related primarily to the reorganization of Imonics of approximately $15 million.

NOTE 3 -- RECENT ACQUISITIONS

     From January 1, 1995 through June 30, 1996, the Company acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses which were accounted for using the purchase method of accounting:

                                                                                ACQUISITION
                        COMPANY ACQUIRED                      CONSIDERATION         DATE
    --------------------------------------------------------  --------------   --------------
                                                              (IN THOUSANDS)

    The Medico Group, Ltd. ("MEDICO").......................       *           April 1996
    Medical Management Computer Services, Inc. ("MMCS").....       *           February 1996
    CBT Financial Services, Inc. ("CBT")....................       *           February 1996
    The Receivables Management Division of MedQuist, Inc.
      ("RMD")...............................................     $ 17,300      December 1995
    The Halley Exchange, Inc. ("Halley")....................       *           December 1995
    Billing and Professional Services, Inc. ("BAPS")........       *           October 1995
    Medical Office Consultants, Inc. ("MOC")................       *           May 1995
    Computers Diversified, Inc. ("CDI").....................       15,500      April 1995
    Medical Management, Inc. ("MMI")........................        8,000      March 1995
    Decision Support Group ("DSG")..........................       *           January 1995

- ---------------

* Consideration not material.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     Each of the foregoing acquisitions has been recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The allocation of the purchase price of certain of these acquisitions is preliminary and will be adjusted when the necessary information is available. The operating results of the acquired businesses are included in the Company's consolidated statements of income (loss) from the respective dates of acquisitions.

     In addition to the foregoing acquisitions, the Company acquired eight businesses in 1996 and 1995 which were accounted for using the pooling-of-interests method of accounting. Following is a list of the businesses acquired and the shares exchanged:

                                                                 SHARES      ACQUISITION
                         COMPANY ACQUIRED                       EXCHANGED        DATE
    ----------------------------------------------------------  ---------   --------------
    Health Data Sciences Corporation ("HDS")..................  6,215,000   June 1996
    BSG.......................................................  7,539,000   May 1996
    Rapid Systems Solutions, Inc. ("Rapid Systems")...........  1,135,000   April 1996
    Intelligent Visual Computing, Inc. ("IVC")................      *       February 1996
    Medical Management Sciences, Inc. ("MMS").................  4,000,000   December 1995
    Consort Technologies, Inc. ("Consort")....................    825,000   November 1995
    Healthcare Recoveries, Inc. ("HRI").......................  3,265,000   August 1995
    Automation Atwork Companies ("Atwork")....................  8,000,000   March 1995

- ---------------

* Consideration not material.

     Since these acquisitions have been recorded using the pooling-of-interests method of accounting, no adjustments have been made to the historical carrying amounts of assets acquired and liabilities assumed. The accompanying consolidated financial statements have been restated to include the financial position and operating results of Atwork, HRI, MMS, Rapid Systems, BSG and HDS for all periods prior to the mergers. No restatement has been made for the financial position and operating results of Consort and IVC prior to the beginning of the fiscal year of their acquisitions due to their immateriality.

     A reconciliation of revenue, pro forma net income (loss) and pro forma net income (loss) per common share of the Company, as previously reported (which includes Atwork) with the Company after restating for all material acquisitions accounted for under the pooling-of-interests method of accounting, including the pro forma provision for "S" corporation income taxes, is as follows (in thousands, except per share data):

                                                                 THREE MONTHS       SIX MONTHS
                                                                  ENDED JUNE        ENDED JUNE
                                                                   30, 1995          30, 1995
                                                                 -------------     -------------
    Revenue:
      Medaphis, as previously reported.........................    $ 105,984         $ 205,339
      HRI......................................................        5,382            10,183
      Consort..................................................          988             1,780
      MMS......................................................        5,068            10,204
      Rapid Systems............................................        3,325             6,093
      BSG......................................................       16,551            34,064
      HDS......................................................        3,988             6,716
                                                                    --------          --------
      Combined.................................................    $ 141,286         $ 274,379
                                                                    ========          ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                                 THREE MONTHS       SIX MONTHS
                                                                  ENDED JUNE        ENDED JUNE
                                                                   30, 1995          30, 1995
                                                                   --------          --------
    Pro forma net income (loss):
      Medaphis, as previously reported.........................    $   8,809         $  (4,686)
      HRI......................................................          410             1,012
      Consort..................................................          307               529
      MMS......................................................          524             2,020
      Rapid Systems............................................         (115)              293
      BSG......................................................         (446)              230
      HDS......................................................       (1,923)           (2,788)
      Pro forma provision for "S" corporation income taxes.....         (340)           (1,241)
                                                                    --------          --------
      Combined.................................................    $   7,226         $  (4,631)
                                                                    ========          ========
    Pro forma net income (loss) per common share:
      Medaphis, as previously reported.........................    $    0.20         $   (0.12)
                                                                    ========          ========
      Combined.................................................    $    0.10         $   (0.08)
                                                                    ========          ========

     Prior to its merger with the Company, HDS reported on a fiscal period ending March 31. HDS's financial position and operating results as of and for the fiscal year ended March 31, 1996 was combined with the Company's financial position and operating results as of and for the year ended December 31, 1995. HDS's financial position and operating results for 1996, which have been restated to a calendar year basis, have been combined with the Company's financial position and operating results for 1996. Accordingly, HDS's operating results for the three months ended March 31, 1996, were duplicated in the year ended December 31, 1995 and the six months ended June 30, 1996. HDS's revenue and net income for that three month period were $3,758,000 and $382,000, respectively.

     The following unaudited pro forma financial information presents the results of operations of the Company for the six months ended June 30, 1996 and 1995 as if all the material acquisitions noted above had occurred on January 1, 1995. The pro forma information presented below does not purport to be indicative of the results that would have been obtained if the operations had actually been combined for the periods presented and is not necessarily indicative of operating results to be expected in future periods (in thousands, except per share data).

                                                                    PRO FORMA SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                   -----------------------
                                                                     1996           1995
                                                                   --------       --------
    Revenue......................................................  $338,820       $288,050
    Net income (loss)............................................    16,416         (3,492)
    Net income (loss) per share..................................  $   0.22       $  (0.06)

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 4 -- FINANCING TRANSACTIONS

     In 1995, the Company gave notice of its intent to redeem its 6 1/2% convertible subordinated debentures due January 1, 2000. The debentures were convertible into shares of the Company's common stock at a conversion price of $14.00 per share. All of the debenture holders exercised their conversion right effective January 1, 1996, and as a result, approximately 4.5 million shares of common stock were issued in the conversion.

NOTE 5 -- RESTRUCTURING AND OTHER CHARGES

     Restructuring and other charges for the quarter ended June 30, 1996 included transaction fees, costs and expenses associated with the Rapid Systems, BSG and HDS pooling-of-interests transactions of approximately $12.7 million. The remaining balance of restructuring and other charges during this period represents costs associated with the Company's ongoing reengineering and consolidation project as well as certain costs related to the reorganization of Imonics.

     Restructuring and other charges for the quarter ended March 31, 1996 included costs and benefits associated with the merger with IVC, the Company's ongoing reengineering and consolidation project and the re-evaluation of the estimated transaction fees, costs and expenses associated with several pooling-of-interests transactions consummated in 1995.

     In connection with the Atwork merger, the Company incurred transaction fees, costs and expenses of approximately $6.0 million. In accordance with the pooling-of-interests accounting treatment, these costs have been reflected in the operating results for the six months ended June 30, 1995.

     In the quarter ended March 31, 1995, management of the Company approved a restructuring plan relating to the consolidation of the Company's data processing function in its operating subsidiary, Medaphis Physician Services Corporation ("MPSC"). Substantially all of MPSC's local business offices at the commitment date were leased. Business offices will be exited in accordance with the guidelines established in the Company's restructuring plan. The Company will negotiate lease buyouts and subleasing arrangements with lessors, where possible, to mitigate its remaining contractual obligations under lease agreements. In the quarter ended March 31, 1995, the Company recorded a reserve for the exit costs associated with the restructuring plan of approximately $15.0 million. During the third quarter of 1996, the Company expects to finalize a revision to its restructuring plan and record additional restructuring and other charges of approximately $11 million. A description of the type and amount of exit costs incurred in the six months ended June 30, 1996 are as follows (in thousands):

                                                                RESERVE    INCURRED   RESERVE
                                                                BALANCE    THROUGH    BALANCE
                                                                12/31/95   6/30/96    6/30/96
                                                                --------   --------   --------
     Lease termination costs..................................  $  5,990    $  889     $5,101
     Incremental costs associated with discontinued client
       contracts..............................................     4,691     1,423      3,268
     Other....................................................     1,788       491      1,297
                                                                --------   --------   --------
                                                                $ 12,469    $2,803     $9,666
                                                                 =======   =======    =======

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     In the quarter ended March 31, 1995, MPSC formalized an involuntary severance benefit plan and the Company recorded a charge of approximately $5.0 million to reflect the expense for employees' rights to involuntary severance benefits that have accumulated to date. Involuntary severance costs charged against the liability were approximately $936,000 during the six-month period ended June 30, 1996.

     In the quarter ended March 31, 1995, the Company assessed the recoverability of its long lived assets and recorded an impairment loss of approximately $5.0 million related to property and equipment that will be disposed of as a result of the restructuring plan.

NOTE 6 -- INCOME TAXES

     In 1995 and 1996, Medaphis acquired Atwork, MMS, Rapid Systems and BSG in merger transactions which were accounted for as poolings-of-interests. Prior to such mergers, Atwork, MMS, Rapid Systems and a company acquired by BSG prior to the BSG merger had elected "S" corporation status under the Internal Revenue Code for income tax purposes. As a result of such mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net income (loss) and pro forma net income (loss) per common share are presented as if the entities had been "C" corporations during the three and six months ended June 30, 1996 and 1995. The effect of the tax status change associated with the acquisition of Rapid Systems could not be determined during the second quarter of 1996, therefore, the effect of the tax status change will be recorded within income taxes in the third quarter of 1996 with an offsetting benefit recorded within pro forma adjustments. Management of the Company believes the effect of the Rapid Systems tax status change is not material.

NOTE 7 -- LINES OF BUSINESS

     The Company operates in two major lines of business: Services (providing healthcare business management services to physicians, hospitals and payors) and Technology Systems (principally client/server information technology services, healthcare information systems and hardware sales). Total revenue by segment includes only sales to unaffiliated customers as reported in the Company's consolidated statements of income. Operating profit represents total revenue less operating expenses. Corporate items include general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred financing costs,

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
fixed assets, miscellaneous prepaids and receivables and real estate purchased in acquisitions. Information concerning operations in these lines of business is as follows:

                                                       THREE MONTHS           SIX MONTHS
                                                      ENDED JUNE 30,        ENDED JUNE 30,
                                                    -------------------   -------------------
                                                      1996       1995       1996       1995
                                                    --------   --------   --------   --------
                                                                 (IN THOUSANDS)
    Revenue:
      Services....................................  $106,158   $103,001   $212,655   $201,182
      Technology Systems..........................    69,861     38,597    127,432     73,837
      Corporate and eliminations..................      (826)      (312)    (1,267)      (640)
                                                    --------   --------   --------   --------
                                                    $175,193   $141,286   $338,820   $274,379
                                                    ========   ========   ========   ========
    Operating profit(1):
      Services....................................  $ 11,861   $ 15,733   $ 24,781   $ 31,410
      Technology Systems..........................    26,272      2,691     41,201      8,086
      Corporate...................................    (4,552)    (2,274)    (8,553)    (4,564)
                                                    --------   --------   --------   --------
                                                    $ 33,581   $ 16,150   $ 57,429   $ 34,932
                                                    ========   ========   ========   ========
    Interest expense, net.........................     2,630      2,222      4,735      6,169
    Restructuring and other charges...............    17,175         --     17,325     31,750
                                                    --------   --------   --------   --------
    Income before income taxes....................  $ 13,776   $ 13,928   $ 35,369   $ (2,987)
                                                    ========   ========   ========   ========
    Identifiable assets:
      Services....................................  $562,932   $513,710   $562,932   $513,710
      Technology systems..........................   333,450    168,689    333,450    168,689
      Corporate...................................    13,582      6,348     13,582      6,348
                                                    --------   --------   --------   --------
                                                    $909,964   $688,747   $909,964   $688,747
                                                    ========   ========   ========   ========
    Depreciation and amortization:
      Services....................................  $  6,648   $  5,502   $ 11,826   $ 10,735
      Technology Systems..........................     3,296      2,605      7,813      4,976
      Corporate...................................       206         95        371        166
                                                    --------   --------   --------   --------
                                                    $ 10,150   $  8,202   $ 20,010   $ 15,877
                                                    ========   ========   ========   ========
    Capital expenditures:
      Services....................................  $  6,991   $  6,423   $ 16,203   $ 10,143
      Technology Systems..........................     7,424      4,014     17,134      7,488
      Corporate...................................       680        576      1,233        801
                                                    --------   --------   --------   --------
                                                    $ 15,095   $ 11,013   $ 34,570   $ 18,432
                                                    ========   ========   ========   ========

- ---------------

(1) Excludes interest income and expense. Also excludes restructuring and other charges of $2.9 million (Services) and $14.3 million (Technology Services) for the three months ended June 30, 1996; and $3.5 million and $25 million (Services) and $13.8 million and $6.8 million (Technology Services) for the six months ended June 30,1996 and 1995, respectively.

     In March 1996, the Joint Venture entered into a large software licensing and software engineering contract. Included in revenue during the quarter ended March 31, 1996 in the accompanying Consolidated Statements of Income (Loss) is approximately $12.5 million relating to the Company's share of net earnings of the Joint Venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Medaphis, The Next Generation Business Services Company, provides transaction processing and client/server information technology systems and services for clients in multiple vertical markets, initially concentrated in healthcare. Medaphis' healthcare transaction services are designed to assist its clients with the business management functions associated with the delivery of healthcare services, thereby permitting physicians and hospitals to focus on providing quality medical services to their patients. The Company's healthcare transaction processing services also provide subrogation and related recovery services primarily to healthcare payors. Medaphis' healthcare information systems include patient centered clinical information management systems and enterprise wide patient and employee scheduling systems. These systems are designed to improve efficiency and the quality of care within hospitals and emerging integrated healthcare delivery systems. The Company's client/server information technology services are designed to effect fundamental business process transformation and innovation through the rapid, high impact development, delivery, deployment and maintenance of client/server technology and the careful, deliberate transfer of the processes and related technology to its clients.

     Medaphis' business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some payors have willingly paid the prices established by providers while other payors, notably the government and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to payors willing to pay established prices have increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., "cost shifting"). Increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables and bad debt levels and higher business office costs. Providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. Notwithstanding the foregoing, management of the Company believes that the revenue recognized by the Company's clients continues to be adversely affected by increased managed care and other industry factors impacting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and become more costly. Management of the Company believes that the decline in revenue experienced by the Company's clients, the increasing complexity and costs associated with providing billing and accounts receivable management services to healthcare providers and the Company's on-going reengineering and consolidation project have placed pressure on the rate of revenue growth and margins in the Company's physician operations which are the subject of such reengineering and consolidation project. Due to these revenue and margin pressures, Medaphis Physician Services Corporation ("MPSC") did not significantly contribute to the Company's operating profit for the second half of 1995. During the first half of 1996, the Company's Services Division generated revenue and operating profit of $212.7 million and $24.8 million, respectively. MPSC adversely affected the results of operations of the Services Division for the three and six months ended June 30, 1996; however, its operating results in the second quarter improved slightly over the first quarter of 1996. MPSC is in the process of implementing initiatives which management of the Company believes will allow MPSC to improve its operations over the long term. The reengineering and consolidation project was commenced in earnest in early 1995 and has been designed to reduce costs, increase consistency and quality of services and enhance operating margins in the Company's transaction processing services operations through office consolidation and the strategic use and deployment of scanning, imaging, work flow and process engineering and client/server distributed computing technology and services. The Company intends to continue to develop and refine such technology and practices, and then to deploy such technology and practices throughout MPSC. Management of the Company continues to assess the technology and processes necessary to ensure the Company's long-term success and believes that the reengineering project and related management initiatives are positioning the Company for improvements in operating results over the long term. Management of the Company currently anticipates that the reengineering and consolidation project will continue through 1998.

     To date, the Company has been able to offset the margin and revenue pressures experienced at MPSC through expanded growth in its client/server information technology services and information management operations. Much of this growth has come from the signing of new systems integration and healthcare information systems contracts which have included significant initial license fees as well as through strategic acquisitions. Given the size and complexity of the large-scale systems integration and healthcare information system contracts entered into by the Company and the license fees associated therewith, management of the Company believes that the results of operations for the Company's Technology Systems Division may be subject to significant quarterly fluctuations based upon the timing of receipt of such contracts. However, management also anticipates that the episodic nature of the Company's existing systems integration operations should be partially offset over time by the results of operations of BSG Corporation ("BSG") and Rapid Systems Solutions, Inc. ("Rapid Systems"), which historically have had a larger number of smaller systems integration projects which have not included significant initial license fees and the adoption by Imonics Corporation ("Imonics") of the BSG business model.

     The U.S. healthcare industry continues to experience tremendous change as both federal and state governments, as well as private industry, work to bring more efficiency and effectiveness to the healthcare system. Medaphis continues to evaluate governmental and industry reform initiatives in an effort to position itself to take advantage of the opportunities created thereby.

RESULTS OF OPERATIONS

     The following table shows the percentage of certain items reflected in the Company's Consolidated Statements of Income (Loss) to revenue.

                                                                    THREE MONTHS     SIX MONTHS
                                                                     ENDED JUNE      ENDED JUNE
                                                                         30,             30,
                                                                    -------------   -------------
                                                                    1996    1995    1996    1995
                                                                    -----   -----   -----   -----
Revenue...........................................................  100.0%  100.0%  100.0%  100.0%
Salaries and wages................................................   52.9    56.2    54.1    56.7
Other operating expenses..........................................   22.1    26.6    23.1    24.8
Depreciation......................................................    3.0     2.6     3.0     2.6
Amortization......................................................    2.8     3.2     2.9     3.2
Interest expense, net.............................................    1.5     1.5     1.4     2.2
Restructuring and other charges...................................    9.8      --     5.1    11.6
                                                                    -----   -----   -----   -----
Income (loss) before income taxes.................................    7.9     9.9    10.4    (1.1)
Income taxes......................................................    6.0     4.5     5.7    (0.9)
                                                                    -----   -----   -----   -----
Net income (loss).................................................    1.9     5.4     4.7    (0.2)
Pro forma adjustments.............................................     --    (0.3)    0.1    (1.5)
                                                                    -----   -----   -----   -----
Pro forma net income (loss).......................................    1.9%    5.1%    4.8%   (1.7)%
                                                                    =====   =====   =====   =====

     Revenue. Revenue increased 24% to $175.2 million in the second quarter of 1996 as compared with $141.3 million in the second quarter of 1995 and increased 23% to $338.8 million in the six month period ended June 30, 1996 as compared with $274.4 million in the same period in 1995. Revenue growth results from: (i) acquisitions; (ii) increases in sales to information management and systems integration clients; and (iii) increases in the number of business management services clients. The Company has consummated 18 business combinations during the period from January 1, 1995 through June 30, 1996.

     Revenue of the Company's Services and Technology Systems Divisions for the three and six months ended June 30, 1996 and 1995 is as follows:

                                                           THREE MONTHS           SIX MONTHS
                                                          ENDED JUNE 30,        ENDED JUNE 30,
                                                        -------------------   -------------------
                                                          1996       1995       1996       1995
                                                        --------   --------   --------   --------
Services Division.....................................  $106,158   $103,001   $212,655   $201,182
Technology Systems Division...........................  $ 69,861   $ 38,597   $127,432   $ 73,837

     A substantial portion of the revenue in the Company's Services Division is recurring, representing approximately 57.5% of consolidated revenue. Included in revenue of the Company's Technology Systems Division for the three months ended June 30, 1996 is approximately $14.5 million of fees associated with the licensing of Health Data Sciences Corporation's ("HDS") healthcare information system. Included in revenue of the Company's Technology Systems Division for the three months ended March 31, 1996 is approximately $12.5 million related to the Company's share of net earnings of the Joint Venture, as hereinafter defined.

     Salaries and Wages. Salaries and wages decreased to 52.9% of revenue in the second quarter of 1996 from 56.2% in the second quarter of 1995 and decreased to 54.1% of revenue in the six month period ended June 30, 1996 from 56.7% in the same period in 1995. The decrease resulted primarily from the continued growth in the Company's Technology Systems Division.

     Other Operating Expenses. Other operating expenses decreased to 22.1% of revenue in the second quarter of 1996 from 26.6% in the second quarter of 1995 and decreased to 23.1% of revenue in the six month period ended June 30, 1996 from 24.8% in the same period in 1995. The decreases resulted primarily from benefits of economies of scale due to growth in the Company's business. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, outside consulting services and office supplies.

     Depreciation. Depreciation expense was $5.3 million in the second quarter of 1996 as compared with $3.7 million in the second quarter of 1995 and $10.3 million in the six month period ended June 30, 1996 as compared with $7.1 million in the same period in 1995. This increase reflects the Company's investment in property and equipment to support growth in its business, including acquisitions.

     The Company has commenced a comprehensive reengineering and consolidation project. Management anticipates increases in depreciation expense in 1996 and thereafter as a result of the installation of new computer equipment as part of the reengineering and consolidation project.

     Amortization. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $4.8 million in the second quarter of 1996 as compared with $4.5 million in the second quarter of 1995 and $9.7 million in the six month period ended June 30, 1996 as compared with $8.8 million the same period in 1995. The increase is primarily due to increased amortization of the Company's software products. Management anticipates that amortization expense in 1996 and thereafter will increase upon the completion of its reengineering and consolidation project. The Company intends to amortize the software applications developed in connection with this project over their estimated useful lives of five to seven years.

     Interest. Net interest expense was $2.6 million in the second quarter of 1996 as compared with $2.2 million in the second quarter of 1995. This increase is primarily due to increased borrowings under the Senior Credit Facility to finance acquisitions. Net interest expense decreased to $4.7 million in the six month period ended June 30, 1996 as compared with $6.2 million the same period in 1995. The decrease is primarily due to the conversion of the Company's subordinated debentures into common stock on January 1, 1996. Management anticipates that future interest expense will be impacted by interest rate fluctuations, increased borrowings under the Senior Credit Facility and continued investment in the Company's reengineering and consolidation project.

     Restructuring and Other Charges. Restructuring and other charges for the quarter ended June 30, 1996 included transaction fees, costs and expenses associated with the Rapid Systems, BSG and HDS pooling-of-interests transactions of approximately $12.7 million. The remaining balance of restructuring and other charges during this period represents costs associated with the Company's ongoing reengineering and consolidation project as well as certain costs related to the reorganization of Imonics.

     Restructuring and other charges for the quarter ended March 31, 1996 included costs and benefits associated with the merger with Intelligent Visual Computing, Inc. ("IVC"), the Company's ongoing reengineering and consolidation project and the re-evaluation of the estimated transaction fees, costs and expenses associated with several pooling-of-interests transactions consummated in 1995.

     In connection with the Atwork merger, the Company incurred transaction fees, costs and expenses of approximately $6.0 million. In accordance with the pooling-of-interests accounting treatment, the costs associated with the Atwork merger have been reflected in the operating results of the Company in the first quarter of 1995.

     The Company has commenced a comprehensive reengineering and consolidation project in order to enhance its ability to provide more effective and efficient business management services to its clients. This project is designed to further enhance the Company's long-term operating efficiency and client service capability. It is currently anticipated that the project will continue through 1998. As a result of this project, the Company recorded restructuring and other charges of approximately $25 million in the first quarter of 1995, consisting primarily of exit costs ($15.0 million), involuntary severance benefits ($5.0 million) and impairment losses associated with the disposition of property and equipment ($5.0 million). During the third quarter of 1996, the Company expects to finalize a revision to this project and record additional restructuring and other charges of approximately $11 million.

     Income (Loss) Before Income Taxes. The Company's income before income taxes was 7.9% of revenue in the second quarter of 1996 as compared with 9.9% of revenue in the second quarter of 1995. The decrease is primarily the result of charges recorded in the second quarter of 1996 relating to the Rapid Systems, BSG and HDS mergers which were offset by the results of the Company's technology systems operations in the quarter ended June 30, 1996. The Company's income before income taxes was 10.4% of revenue for the six month period ended June 30, 1996 as compared with a loss before income taxes of 1.1% of revenue in the same period in 1995. The increase is primarily a result of restructuring and other charges recorded in the first quarter of 1995. During the quarter and six months ended June 30, 1996, the Company's income before income taxes was positively impacted by the operations of the Company's Technology Systems Division, principally Imonics in the first quarter of 1996 and Rapid Systems, BSG and HDS in the second quarter of 1996. Imonics' results for the first quarter of 1996 included approximately $12.5 million representing its share of the net earnings of the Joint Venture. HDS's second quarter results included approximately $14.5 million of fees associated with the licensing of HDS's healthcare information system.

     Income Taxes. The Company's historical effective income tax rates were 75.8% and 54.6% for the quarter and six months ended June 30, 1996, respectively, compared with a provision of 45.7% and a benefit of 86.0% for the same periods in 1995. The increase in tax rates between quarters resulted from the non-deductible merger costs incurred in the quarter ended June 30, 1996. The increase between the rates for the six month periods results from the benefit recorded in the first quarter of 1995 related to the change in tax status of Atwork, net of the effect of non-deductible merger costs incurred in the first quarter of 1995. On a pro forma basis, assuming Atwork, Consort, MMS, Rapid Systems and a company acquired by BSG prior to the BSG merger were 'C' corporations for all periods presented, the Company's pro forma effective tax rate would have been 75.8% and 53.6% for the quarter and six months ended June 30, 1996, respectively, compared with 48.1% and 72.0% (resulting from a tax provision recorded on a pro forma pre-tax loss) for the same periods in 1995. The increase in the Company's pro forma effective tax rate for the quarter ended June 30, 1996 resulted primarily from the aforementioned non-deductible merger costs in the second quarter of 1996. The decrease in the Company's pro forma effective tax rate for the six month period ended June 30, 1996, resulted primarily from the non-deductible merger costs incurred in the first quarter of 1995.

     Pro Forma Net Income (Loss). The Company's pro forma net income for the quarter ended June 30, 1996, was $3.3 million as compared with $7.2 million in the year-earlier period. The decrease is a result of the above-mentioned merger charges. The pro forma net income for the six month period ended June 30, 1996 was $16.4 million as compared with a pro forma net loss of $4.6 million in the year-earlier period. The increase in pro forma net income from the year-earlier period is primarily a result of charges recorded in the first quarter of 1995 relating to the reengineering and consolidation project and the Atwork merger.

     Pro Forma Net Income (Loss) Per Common Share. The weighted average shares outstanding were 75,006,000 and 74,786,000 for the quarter and six months ended June 30, 1996, respectively, compared with 69,053,000 and 55,271,000 for the same periods in 1995. Pro forma net income (loss) per common share was $0.04 and $0.22 for the quarter and six months ended June 30, 1996, respectively, compared with $0.10 and $(0.08) for the same periods in 1995. The decrease in pro forma net income (loss) per common share in the second quarter of 1996 as compared to the same period of 1995 primarily was due to the charges associated with the Rapid Systems, BSG and HDS mergers. The increase in pro forma net income (loss) per common share in the six months ended June 30, 1996, as compared with the prior period, is primarily the result of the charges recorded in the first quarter of 1995 relating to the reengineering and consolidation project and the Atwork merger and the results of the Company's technology systems operations in the six months ended June 30, 1996.

RECENT ACQUISITIONS

     On February 12, 1996, the Company acquired substantially all of the assets and assumed certain of the related liabilities of Medical Management Computer Services, Inc. ("MMCS"). MMCS provides billing and accounts receivable management services primarily to emergency room physicians.

     On February 20, 1996, the Company acquired substantially all of the assets and assumed certain of the related liabilities of CBT Financial Services, Inc. ("CBT"). CBT provides collection and billing services primarily to hospitals.

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

     On April 3, 1996, the Company exchanged approximately 1.1 million shares of its common stock for all of the outstanding shares of common stock of Rapid Systems. Rapid Systems is a client server/systems integration company whose core competencies include: network design, integration and management; database design and development; graphical user interface application design, development and implementation; and strategic systems engineering and computer security. During 1995, Rapid Systems had revenue of $14.7 million. This transaction has been accounted for using the pooling-of-interests method of accounting and, accordingly, the financial statements of the Company have been restated to reflect the operations of Rapid Systems.

     On May 6, 1996, the Company exchanged approximately 7.5 million shares of its common stock for all of the outstanding shares of common stock of BSG. In addition, the Company assumed BSG stock options representing approximately 2.3 million additional shares of the Company's common stock. BSG provides information technology and change management services to organizations seeking to transform their operations through the strategic use of client/server and other advanced technologies. During 1995, BSG had revenue of $69.7 million. This transaction has been accounted for using the pooling-of-interests method of accounting and, accordingly, the financial statements of the Company have been restated to reflect the operations of BSG.

     On June 29, 1996, the Company exchanged approximately 6.2 million shares of its common stock for all of the outstanding shares of common stock of HDS. In addition, the Company assumed HDS stock options representing approximately 433,000 additional shares of the Company's common stock. HDS is a developer and supplier of advanced healthcare information systems which address a healthcare enterprise's clinical information needs through the integrated monitoring, scheduling, documentation and control of patient care. During 1995, HDS had revenue of $12.2 million. This transaction has been accounted for using the pooling-of-interests method of accounting and, accordingly, the financial statements of the Company have been restated to reflect the operations of HDS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $164.3 million at June 30, 1996, including $8.5 million of cash.

     Management believes additional working capital is not required to meet its current liquidity needs before acquisitions, internal growth of the business and investments in the Company's reengineering and consolidation project. The Company used $21.4 million in cash for operating activities (excluding the effects of restructuring, merger and other charges, the Company used approximately $3.0 million in cash for operating activities) in the six months ended June 30, 1996. The decrease in the Company's operating cash flows resulted from the increased levels of working capital committed to the Company's technology systems operations, expenditures related to restructuring, merger and other charges, and the ongoing revenue and margin pressures at MPSC. Management of the Company expects the continued use of cash to fund restructuring and merger costs, growth of the Company's technology systems operations and to support operations of MPSC until further progress is made in the Company's reengineering and consolidation project and the improvement of MPSC's overall operations. Management expects to fund such cash requirements through cash flows from its operations and, to the extent necessary, through amounts available for borrowing under the Senior Credit Facility.

     At June 30, 1996, approximately $215.3 million of borrowings were outstanding under the Company's $250 million Senior Credit Facility. Amounts available for borrowing under the Senior Credit Facility may be used for future acquisitions, expansion of the Company's business and general corporate purposes.

     In December 1995, the Company gave notice of its intent to redeem its 6 1/2% convertible subordinated debentures due January 1, 2000. The debentures were convertible into shares of the Company's common stock at a conversion price of $14.00 per share. All of the debenture holders exercised their conversion right effective January 1, 1996, and as a result, approximately 4.5 million shares of common stock were issued in the conversion.

     The Company has commenced a comprehensive reengineering and consolidation project. As part of this project, the Company initially anticipated consolidating MPSC's processing functions currently being performed in approximately 300 local business offices into approximately ten or less regional processing centers. During the third quarter of 1996, the Company expects to finalize a revision to this project to reduce the number of regional processing centers and record additional restructuring and other charges of approximately $11 million. The Company anticipates obtaining additional computer equipment for approximately $5 million, and incurring additional software development costs of approximately $20 million relating to this project. Additionally, the Company anticipates incurring lease buy-out and termination payments, involuntary severance payments, and other cash expenditures of approximately $17 to $20 million. The remaining costs related to the project are expected to be financed through the Company's Senior Credit Facility, future operating cash flows and capital lease financing.

     During the three months ended June 30, 1996, the Company capitalized approximately $13 million of software development costs associated with the development or enhancement of software to be used in the processing function of the Company's business management services or otherwise sold externally by the Company.

     Substantially all the Company's capital expenditures have related either to acquisitions of healthcare business management service companies and technology companies or to the expansion, improvement, or maintenance of existing facilities. The Company has financed its growth through cash flows from operations, the issuance of debt and equity securities and borrowings. Management believes anticipated cash flow from operations and borrowing capacity under the Senior Credit Facility will provide adequate capital resources to support the Company's anticipated financing needs.

OTHER MATTERS

     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of Medaphis' annual revenue, there can be no assurance the Federal Investigation will be resolved promptly, that additional subpoenas or warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon Medaphis. The Company recorded a charge of $12 million in the third quarter of 1995 for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits described below. The charge is intended to cover only the anticipated administrative expenses of the Federal Investigation and the lawsuits and does not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     Following the announcement of the Federal Investigation, Medaphis, various of its officers and directors and the lead underwriters associated with Medaphis' public offering of common stock in April 1995 were named as defendants in putative shareholder class action lawsuits filed in the Federal District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of common stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint which argued that the Complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the Securities Act of 1933, and the Company's underwriters and outside directors are no longer named as defendants. On June 26, 1996, the court denied the plaintiffs' motion to certify a plaintiffs' class. The Company believes that it has meritorious defenses to this action and intends to assert them vigorously.

     The Company, through its wholly owned indirect subsidiary, Imonics GmbH, entered into a 50/50 joint venture (the "Joint Venture") with an affiliate of a large German corporation (the "European Partner") to pursue custom software development and systems integration projects for customer service systems primarily in Germany. The Joint Venture entered into a large software licensing and software engineering contract (the "Contract") in the first quarter of 1996. On July 25, 1996, the Joint Venture began discussions with the European Partner and the related customer regarding difficulties with certain aspects of the systems integration project. As a result, the parties are negotiating the restructuring of the operating relationships and economics underlying the Contract. Although a restructured arrangement among the parties is subject to the negotiation and execution of definitive agreements, the Company anticipates that the Contract will be amended and a restructured arrangement will be executed that will position the Joint Venture to move forward with the project and to pursue other opportunities and projects on terms and conditions that are mutually beneficial to the parties. The Company anticipates recording a loss related to the restructured arrangement of approximately $9 million during the third quarter of 1996.

     Additionally, in July 1996 the Company began to consolidate and integrate its client/server systems integration businesses under the direction and leadership of its operating subsidiary, BSG. BSG's management has focused its efforts primarily on reorganizing Imonics so that its business practices more closely align with those of BSG. Many changes have and will continue to occur at Imonics including: headcount reductions, increased focus on project management, increased cost controls and implementation of the BSG business model. In addition to the expected $9 million loss related to the restructured arrangement noted above, the Company anticipates recording losses in the third quarter of 1996 related primarily to the reorganization of Imonics of approximately $15 million.

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     "Submission of Matters to a Vote of Security Holders" in Part II, Item 4 of the registrant's Form 10-Q for the quarter ended March 31, 1995 is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     2.1  --   Merger Agreement, dated as of May 23, 1996, by and among Registrant, RAKSub, Inc.
               and HDS, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4, File No. 333-04451).
     2.2  --   Merger Agreement, dated as of March 15, 1996, by and among Registrant, BSGSub,
               Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to
               Registration Statement on Form S-4, file No. 333-2506).
     2.3  --   Merger Agreement, dated as of March 12, 1996, by and among Registrant, Rapid
               Systems Solutions, Inc. and RipSub, Inc. (incorporated by reference to Exhibit
               2.19 to Annual Report on Form 10-K for the year ended December 31, 1995, File No.
               000-19480).
     3.1  --   Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1, File
               No. 33-42216).
     3.2  --   Certificate of Amendment of Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 of Registrant's Quarterly
               Report on Form 10-Q for the Quarterly Period Ended March 31, 1993).
     3.3  --   Certificate of Amendment of Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 of Registrant's Registration
               Statement on Form 8-A/A, filed on May 22, 1996).
     3.4  --   Certificate of Amendment of Amended and Restated Certificate of Incorporation of
               the Registrant (incorporated by reference to Exhibit 4.4 of the Registrant's
               Registration Statement on Form S-8, File No. 333-03213).
     3.5  --   Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit
               3.2 of Registrant's 1992 Form 10-K, File No. 000-19480).
    10.1  --   Medaphis Corporation Reengineering, Consolidation and Business Improvement Cash
               Incentive Plan, dated February 21, 1996 (incorporated by reference to Exhibit
               10.1 to Registration Statement on Form S-4, File No. 333-2506).
    10.2  --   Agreement for Collection Services between AssetCare, Inc. and Galen Health Care,
               Inc., dated March 28, 1996, (incorporated by reference to Exhibit 10.7 of the
               Quarterly Report on Form 10-Q for the period ended March 31, 1996).
    11    --   Statement regarding Computation of Earnings Per Share.
    27    --   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

     The following reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1996:

                                                  FINANCIAL
                                                  STATEMENTS          DATE OF            FILE
                 ITEM REPORTED                      FILED              REPORT            DATE
- ------------------------------------------------  ----------       --------------   --------------
Announced the signing of Merger Agreements for
  Rapid Systems and BSG.........................       Yes(1)      March 13, 1996   April  4, 1996
Acquisition of BSG..............................        No           May  6, 1996     May 21, 1996
Supplemental Consolidated Financial Statements
  of the Company to give effect for the mergers
  with Rapid Systems and BSG....................       Yes(2)      April  3, 1996     May 23, 1996
Restatement of Quarterly Consolidated Statements
  of Income (Loss) of the Company to give effect
  for the mergers with Rapid Systems and BSG....       Yes(3)      April  3, 1996     May 29, 1996

- ---------------

(1) Pro Forma Combined Financial Statements of the Company for the years ended December 31, 1995, 1994, and 1993 (unaudited), and Supplemental Consolidated Financial Statements of the Company (unaudited) for the years ended December 31, 1995, 1994, and 1993 were filed.
(2) Supplemental Consolidated Financial Data of the Company (audited) for the years ended December 31, 1995, 1994 and 1993 were filed.
(3) Supplemental Quarterly Consolidated Statements of Income of the Company (unaudited) for each of the four quarters in the year ended December 31, 1995 and the quarter ended March 31, 1996 were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1996                                         MEDAPHIS CORPORATION
- ------------------------                          ---------------------------------------------
                                                                  (Registrant)


Date: August 14, 1996                             /s/  Michael R. Cote
- ------------------------                          ---------------------------------------------
                                                  Michael R. Cote
                                                  Senior Vice President -- Finance, Chief
                                                  Financial Officer and Assistant Secretary


Date: August 14, 1996                             /s/  James S. Douglass
- ------------------------                          ---------------------------------------------
                                                  James S. Douglass
                                                  Vice President -- Corporate Controller and
                                                  Chief Accounting Officer (Principal
                                                  Accounting Officer)

                               INDEX TO EXHIBITS

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                              DESCRIPTION OF EXHIBITS                             PAGE
- ------       ---------------------------------------------------------------------- -------------
  2.1     -- Merger Agreement, dated as of May 23, 1996, by and among Registrant,
             RAKSub, Inc. and HDS, Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4, File No. 333-04451)............
  2.2     -- Merger Agreement, dated as of March 15, 1996, by and among Registrant,
             BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit
             2.1 to Registration Statement on Form S-4, file No. 333-2506).........
  2.3     -- Merger Agreement, dated as of March 12, 1996, by and among Registrant,
             Rapid Systems Solutions, Inc. and RipSub, Inc. (incorporated by reference to Exhibit 2.19 to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 000-19480)..........................
  3.1     -- Amended and Restated Certificate of Incorporation of Registrant
             (incorporated by reference to Exhibit 3.1 of Registrant's Registration
             Statement on Form S-1, File No. 33-42216).............................
  3.2     -- Certificate of Amendment of Amended and Restated Certificate of
             Incorporation of Registrant (incorporated by reference to Exhibit 3 of
             Registrant's Quarterly Report on Form 10-Q for the Quarterly Period
             Ended March 31, 1993).................................................
  3.3     -- Certificate of Amendment of Certificate of Incorporation of Registrant
             (incorporated by reference to Exhibit 3.3 of Registrant's Registration
             Statement on Form 8-A/A, filed on May 22, 1996).......................
  3.4     -- Certificate of Amendment of Amended and Restated Certificate of
             Incorporation of the Registrant (incorporated by reference to Exhibit
             4.4 of Registrant's Registration Statement on Form S-8, File No.
             333-03213)............................................................
  3.5     -- Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of Registrant's 1992 Form 10-K, File No. 000-19480)....
 10.1     -- Medaphis Corporation Reengineering, Consolidation and Business
             Improvement Cash Incentive Plan, dated February 21, 1996 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4,
             File No. 333-2506)....................................................
 10.2     -- Agreement for Collection Services between AssetCare, Inc. and Galen
             Health Care, Inc., dated March 28, 1996, (incorporated by reference to
             Exhibit 10.7 of the Quarterly Report on Form 10-Q for the period ended
             March 31, 1996).......................................................
 11       -- Statement regarding Computation of Earnings Per Share.................
 27       -- Financial Data Schedule (for SEC use only)............................