Form 10-Q
period 1996-09-30
MEDAPHIS CORP
filed 1996-11-14
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                      OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ----- TO -----


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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT OCTOBER 31, 1996
---------------------------------------------  ---------------------------------------------
                COMMON STOCK                                 71,696,802 SHARES
               $0.01 PAR VALUE
           NON-VOTING COMMON STOCK                               0 SHARES
               $0.01 PAR VALUE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MEDAPHIS CORPORATION

                                   FORM 10-Q
                               SEPTEMBER 30, 1996

                                                                                        PAGE
                                                                                        ----
PART I:  FINANCIAL INFORMATION
  Consolidated Statements of Operations for the three and nine months ended September
     30, 1996 and 1995................................................................    2
  Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995 (As
     restated, see Note 8)............................................................    3
  Consolidated Statements of Cash Flows for the nine months ended September 30, 1996
     and 1995.........................................................................    4
  Notes to Consolidated Financial Statements..........................................    5
  Management's Discussion and Analysis of Financial Condition and Results of
     Operations.......................................................................   15
PART II:  OTHER INFORMATION
  Legal Proceedings...................................................................   24
  Other Information...................................................................   24
  Exhibits and Reports on Form 8-K....................................................   25
  Index to Exhibits...................................................................   27

     This Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Medaphis Corporation and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement included as
Exhibit 99 to this Form 10-Q, and are hereby incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      -------------------     -------------------
                                                        1996       1995         1996       1995
                                                      --------   --------     --------   --------
Revenue.............................................  $126,731   $140,752     $465,551   $415,131
                                                      --------   --------     --------   --------
Salaries and wages..................................   109,615     82,625      292,843    238,112
Other operating expenses............................    39,016     36,673      117,169    104,756
Depreciation........................................     6,221      3,548       16,496     10,663
Amortization........................................     4,937      4,606       14,672     13,368
Interest expense, net...............................     3,284      2,318        8,019      8,487
Restructuring and other charges.....................    24,275     14,000       41,600     45,750
                                                      --------   --------     --------   --------
          Total expenses............................   187,348    143,770      490,799    421,136
                                                      --------   --------     --------   --------
Loss before income taxes............................   (60,617)    (3,018)     (25,248)    (6,005)
Income taxes........................................   (23,622)        70       (4,315)    (2,500)
                                                      --------   --------     --------   --------
Net loss............................................   (36,995)    (3,088)     (20,933)    (3,505)
Pro forma adjustments, principally income taxes.....       625        365          979     (3,849)
                                                      --------   --------     --------   --------
Pro forma net loss..................................  $(36,370)  $ (2,723)    $(19,954)  $ (7,354)
                                                      ========   ========     ========   ========
Pro forma net loss per common share.................  $  (0.51)  $  (0.05)    $  (0.28)  $  (0.13)
                                                      ========   ========     ========   ========
Weighted average shares outstanding.................    71,665     57,696       71,123     55,962
                                                      ========   ========     ========   ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)



                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1996            1995
                                                                       -------------   -------------
                                                                        (UNAUDITED)    (AS RESTATED,
                                                                                        SEE NOTE 8)
                                               ASSETS
Current Assets:
  Cash...............................................................    $   7,016       $  19,270
  Restricted cash....................................................       12,989          15,340
  Accounts receivable, billed........................................       98,232          84,256
  Accounts receivable, unbilled......................................      101,271          89,429
  Other..............................................................       14,835          14,870
                                                                          --------        --------
          Total current assets.......................................      234,343         223,165
Property and equipment...............................................      131,809          97,895
Intangible assets....................................................      481,690         455,611
Other................................................................       18,197          18,935
                                                                          --------        --------
          Total assets...............................................    $ 866,039       $ 795,606
                                                                          ========        ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................................    $   9,387       $  23,220
  Accrued compensation...............................................       32,269          24,505
  Accrued expenses...................................................       77,650          69,529
  Current portion of long-term debt..................................        9,541          10,681
                                                                          --------        --------
          Total current liabilities..................................      128,847         127,935
Long-term debt and capital lease obligations.........................      245,120         150,565
Convertible subordinated debentures..................................           --          63,375
Other obligations....................................................       14,546          18,926
Deferred income taxes................................................        4,013          13,499
                                                                          --------        --------
          Total liabilities..........................................      392,526         374,300
                                                                          --------        --------
Stockholders' Equity:
  Preferred stock....................................................           --             382
  Common stock, voting, $.01 par value, 200,000 authorized; issued
     and outstanding 71,663 in 1996 and 58,917 in 1995...............          717             589
  Common stock, nonvoting, $.01 par value, 600 authorized; none
     issued..........................................................           --              --
  Paid-in capital....................................................      496,644         426,387
  Accumulated deficit................................................      (23,283)         (6,052)
                                                                          --------        --------
                                                                           474,078         421,306
  Less 15 shares of common stock in treasury, at cost................          565              --
                                                                          --------        --------
          Total stockholders' equity.................................      473,513         421,306
                                                                          --------        --------
                                                                         $ 866,039       $ 795,606
                                                                          ========        ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................................  $(20,933)      $ (3,505)
  Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
     Depreciation and amortization...................................    31,168         24,031
     Impairment loss on property and equipment.......................    10,361          5,030
     Deferred income taxes...........................................    (4,315)        (3,016)
     Changes in assets and liabilities, excluding effects of
      acquisitions:
       Decrease (increase) in restricted cash........................     1,030           (675)
       Increase in accounts receivable, billed.......................   (11,630)       (25,546)
       Increase in accounts receivable, unbilled.....................   (15,807)           (62)
       Decrease in accounts payable..................................   (13,177)        (1,431)
       Increase in accrued compensation..............................     7,037          2,967
       Increase in accrued expenses..................................     4,212         23,231
       Other, net....................................................     4,597         (3,682)
                                                                       --------       --------
          Net cash (used for) provided by operating activities.......    (7,457)        17,342
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired.................................   (13,569)       (55,804)
  Purchases of property and equipment................................   (44,851)       (34,704)
  Software development costs.........................................   (33,937)       (21,754)
                                                                       --------       --------
          Net cash used for investing activities.....................   (92,357)      (112,262)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.............................     6,852        142,897
  Proceeds from borrowings...........................................   110,615         65,145
  Principal payments of long-term debt...............................   (33,429)      (106,701)
  Other..............................................................     3,813         (5,664)
                                                                       --------       --------
          Net cash provided by financing activities..................    87,851         95,677
                                                                       --------       --------
CASH:
  Net change.........................................................   (11,963)           757
  Balance at beginning of period (see Note 3)........................    18,979         17,651
                                                                       --------       --------
          Balance at end of period...................................  $  7,016       $ 18,408
                                                                       ========       ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
     Interest........................................................  $ 10,921       $  9,857
     Income taxes....................................................     6,797          2,078
  Non-cash investing and financing activities:
     Liabilities assumed in purchase acquisitions....................     2,737          5,756
     Additions to capital lease obligations..........................    14,043          3,575
     Common stock issued for acquisitions............................        --            459
     Common stock issued upon conversion of subordinated
      debentures.....................................................    63,375             --

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited supplemental consolidated financial statements of the Company for the year ended December 31, 1995 (as restated) included in the Company's Current Report on Form 8-K/A filed November 14, 1996. See Note 8 for a discussion of the restatement of the Company's consolidated financial statements for the three months and year ended December 31, 1995 and as of March 31, 1996 and June 30, 1996.

     The unaudited financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of results for the interim period have been included. Results of operations of interim periods are not necessarily indicative of operating results for the year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

NOTE 2.  LEGAL MATTERS

     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of Medaphis' annual revenue, there can be no assurance that the Federal Investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon the Company. The Company recorded a charge of $12 million in the third quarter of 1995 solely for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits which are based on the Federal Investigation. The charge is intended to cover only the anticipated administrative expenses of the Federal Investigation and the related lawsuits and does not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     Following the announcement of the Federal Investigation, Medaphis, various of its then-current officers and directors and the lead underwriters associated with Medaphis' public offering of common stock in April 1995 were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of common stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint, which argued that the complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the Securities Act of 1933, and the Company's underwriters and outside directors are no longer named as defendants. On June 26, 1996, the court denied the plaintiffs' motion to certify a plaintiffs' class. The Company believes that it has meritorious defenses to this action. Additionally, on November 5, 1996, Medaphis, Randolph
G. Brown, former Chairman, Chief Executive Officer and President and a former director of Medaphis, Michael R. Cote, Senior Vice President -- Finance, Chief Financial Officer and Assistant Secretary of Medaphis, and James S. Douglass, former Vice President, Corporate Controller and Chief Accounting Officer of Medaphis, were named as defendants in a putative shareholder class action lawsuit filed in Superior Court of Cobb County, State of Georgia. This lawsuit alleges violations of federal and Georgia securities laws based on the same public statements and filings generally described above. The lawsuit is brought on behalf of a putative class of purchasers of Medaphis stock during the period March 29, 1995 through June 15, 1995. Plaintiffs seek compensatory damages and costs. The Company believes that it has meritorious defenses to this action.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis, and one or more of Randolph G. Brown, Michael R. Cote and James S. Douglass were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia, Atlanta Division. Generally, these lawsuits allege violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures concerning various subjects, including Medaphis' reengineering project, management and operations of certain Medaphis subsidiaries, and Medaphis' reported and projected revenues and earnings. The lawsuits are each brought on behalf of putative classes of persons who acquired Medaphis common stock, including persons who acquired stock either in the public market or in connection with three of Medaphis' recent business acquisitions. Eighteen of the actions have been consolidated, and the Company anticipates that the nineteenth also will be consolidated. Plaintiffs seek rescissory and compensatory damages and costs. The Company believes that it has meritorious defenses to this action.

     On November 1, 1996, Medaphis, Randolph G. Brown, Robert C. Bellas, a director of Medaphis, David R. Holbrooke, a director of Medaphis, and Richard H. Stowe, a former director of Medaphis, were named as defendants in a shareholder derivative action filed in the United States District Court for the Northern District of Georgia, Atlanta Division. Generally, the lawsuit alleges that the defendants breached their fiduciary duties, were grossly negligent and breached various contractual obligations to the Company by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations, and damaging Medaphis' reputation. Plaintiffs seek compensatory damages and costs.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown, and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things more fully described in the complaint, making material misstatements and omissions in public and private disclosures in connection with the acquisition of Health Data Sciences Corporation. Plaintiff seeks rescissory, compensatory and punitive damages, injunctive relief and costs. The Company believes that it has meritorious defenses to this action.

     The Company also has received written demands from various stockholders, including stockholders of recently acquired companies. To date, these stockholders have not filed lawsuits.

     Although the Company believes that it has meritorious defenses to the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company, that the lawsuits and the written demands will not have a disruptive effect upon the operations of the business, that the written demands and the defense of the lawsuits will not consume the time and

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
attention of the senior management of the Company or that the lawsuits will not have a material adverse effect upon the Company.

NOTE 3.  RECENT ACQUISITIONS

     From January 1, 1995 through September 30, 1996, the Company acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses which were recorded using the purchase method of accounting:

                                                                              ACQUISITION
                      COMPANY ACQUIRED                     CONSIDERATION          DATE
    ----------------------------------------------------  ---------------   ----------------

                                                          (IN THOUSANDS)
    The Medico Group, Ltd...............................       *            April 1996
    Medical Management Computer Services, Inc...........       *            February 1996
    CBT Financial Services, Inc.........................       *            February 1996
    The Receivables Management Division of MedQuist,
      Inc...............................................      $17,300       December 1995
    The Halley Exchange, Inc............................       *            December 1995
    Billing and Professional Services, Inc..............       *            October 1995
    Medical Office Consultants, Inc.....................       *            May 1995
    Computers Diversified, Inc..........................       15,500       April 1995
    Medical Management, Inc.............................        8,000       March 1995
    The Decision Support Group, Inc.....................       *            January 1995

---------------

* Consideration not material.

     Each of the foregoing acquisitions has been recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The allocation of the purchase price of certain of these acquisitions is preliminary and will be adjusted when the necessary information is available. The operating results of the acquired businesses are included in the Company's consolidated statements of operations from the respective dates of acquisition.

     In addition to the foregoing acquisitions, the Company acquired the following businesses in 1996 and 1995 which were recorded using the pooling-of-interests method of accounting:

                                                               SHARES       ACQUISITION
                        COMPANY ACQUIRED                      EXCHANGED         DATE
    --------------------------------------------------------  ---------   ----------------
    Health Data Sciences Corporation ("HDS")................  6,215,000   June 1996
    BSG Corporation ("BSG").................................  7,539,000   May 1996
    Rapid Systems Solutions, Inc. ("Rapid Systems").........  1,135,000   April 1996
    Intelligent Visual Computing, Inc. ("IVC")..............      *       February 1996
    Medical Management Sciences, Inc. ("MMS")...............  4,000,000   December 1995
    Consort Technologies, Inc. ("Consort")..................    825,000   November 1995
    Healthcare Recoveries, Inc. ("HRI").....................  3,265,000   August 1995
    Automation Atwork ("Atwork")............................  8,000,000   March 1995

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

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

                                                                  THREE MONTHS
                                                                     ENDED        NINE MONTHS
                                                                   SEPTEMBER         ENDED
                                                                      30,        SEPTEMBER 30,
                                                                      1995           1995
                                                                  ------------   -------------
    Revenue:
      Medaphis, as previously reported..........................    $112,344       $ 327,866
      Consort...................................................       1,024           2,804
      MMS.......................................................       4,421          14,625
      Rapid Systems.............................................       4,009          10,102
      BSG.......................................................      17,255          51,319
      HDS.......................................................       1,699           8,415
                                                                    --------        --------
      Combined..................................................    $140,752       $ 415,131
                                                                    ========        ========
    Pro forma net income (loss):
      Medaphis, as previously reported..........................    $  1,072       $  (2,601)
      Consort...................................................         222             751
      MMS.......................................................      (1,665)            355
      Rapid Systems.............................................         431             724
      BSG.......................................................      (2,381)         (2,151)
      HDS.......................................................        (767)         (3,555)
      Pro forma provision for "S" corporation income taxes......         365            (877)
                                                                    --------        --------
      Combined..................................................    $ (2,723)      $  (7,354)
                                                                    ========        ========
    Pro forma net income (loss) per common share:
      Medaphis, as previously reported..........................    $   0.02       $   (0.06)
                                                                    ========        ========
      Combined..................................................    $  (0.05)      $   (0.13)
                                                                    ========        ========

     Prior to its merger with the Company, HDS reported on a fiscal period ending March 31. HDS's financial position and operating results as of and for the fiscal year ended March 31, 1996 was combined with the Company's financial position and operating results as of and for the year ended December 31, 1995. HDS's financial position and operating results for 1996, which have been restated to a calendar year basis, have been combined with the Company's financial position and operating results for 1996. Accordingly, HDS's operating results for the three months ended March 31, 1996, were duplicated in the year ended December 31, 1995 and the nine months ended September 30, 1996. HDS's revenue and net income for the three month period ended March 31, 1996 were $3,758,000 and $382,000, respectively. The beginning cash balance in the accompanying statement of cash flows for the nine month period ended September 30, 1996 does not equal the December 31, 1995 cash balance as a result of the combination of HDS's financial position as of March 31, 1996 with the financial position of the Company as of December 31, 1995.

     The following unaudited pro forma financial information presents the results of operations of the Company for the nine months ended September 30, 1996 and 1995 as if all the material acquisitions noted above had occurred on January 1, 1995. The pro forma information presented below does not purport to be indicative of the results that would have been obtained if the operations had actually been combined for the

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
periods presented and is not necessarily indicative of operating results to be expected in future periods (in thousands, except per share data):

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Revenue........................................................  $465,551     $433,306
    Pro forma net loss.............................................   (19,954)      (4,647)
    Pro forma net loss per common share............................  $  (0.28)    $  (0.08)

     In October 1996, the Company acquired the outstanding capital stock of Sage Communications Corporation ("Sage"). Sage provides systems integration services and data warehousing decision support applications, primarily to the telecommunications industry. This transaction will be accounted for as a purchase. The pro forma effect of Sage on the consolidated results of operations of Medaphis for 1996 and 1995 is not significant.

NOTE 4.  FINANCING TRANSACTIONS

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

     The Company has amended its $250 million Senior Credit Facility to extend the expiration date to March 17, 1998.

NOTE 5.  RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges include restructuring charges, property and equipment impairment, pooling charges, software abandonment, severance costs and legal and other costs. A description of each component is as follows:

     Restructuring Charges. During the third quarter of 1996, the Company finalized its plan to restructure its client/server information technology businesses and began to consolidate Imonics Corporation ("Imonics") and Rapid Systems into BSG. In conjunction with this restructuring plan, the Company recorded charges of approximately $1.3 million for the costs associated with the termination of certain leases and $3.9 million ($1.2 million of this amount was recorded in the second quarter of 1996) for severance costs for employees of Imonics who have been notified of their termination. The Company also reviewed the adequacy of existing reserves related to the Company's restructuring plan at its operating subsidiary, Medaphis Physician Services Corporation ("MPSC"), and reduced these reserves by approximately $2.1 million in the third quarter of 1996. During the nine months ended September 30, 1996, the Company also incurred approximately $5.2 million of costs which were related to the Company's reengineering project which had not previously been accrued because they did not meet the definition of an exit activity as established by the appropriate authoritative accounting literature.

     In 1995, management approved a restructuring plan relating to the consolidation of the Company's data processing function in MPSC. The Company recorded a reserve for the exit costs associated with the restructuring plan of approximately $15.0 million. During the third quarter of 1996, the Company revised its original plan of consolidating into ten regional information processing centers ("IPCs"). The Company has adopted a plan to downsize certain of the existing IPCs and the costs associated with exiting these facilities will be charged against the restructuring reserves established in 1995. The Company has commenced a comprehensive assessment of the reengineering program designed to ensure that the individual projects which

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
make up the program are properly aligned with the overall goals and objectives of the program. Although management remains committed to completing such assessment in due course, there can be no assurance that the work associated with such assessment will be completed prior to December 31, 1996.

     Property and Equipment Impairment. In connection with the restructuring of Imonics and MPSC, the Company assessed the recoverability of its long lived assets and recorded impairment losses of approximately $6.4 million and $5.0 million during the third quarter of 1996 and first quarter of 1995, respectively.

     Pooling Charges. In connection with the IVC, Rapid Systems, BSG and HDS pooling-of-interests transactions consummated in 1996, the Company recorded transaction fees, costs and expenses of approximately $12.9 million. Management finalized the estimated transaction fees, costs and expenses associated with all the pooling-of-interests transactions consummated in 1996 and 1995 and reversed $1.2 million and $3.6 million of these charges during the three and nine months ended September 30, 1996, respectively. As a result of the 1995 pooling-of-interests transactions with HRI (August) and Atwork (January) the Company incurred transaction fees, costs and expenses of approximately $2.0 million and $6.0 million, respectively.

     Software Abandonment. In connection with the consolidation of Imonics into BSG, and the adoption by Imonics of the BSG business model, the Company abandoned certain software development projects and recorded a charge in the third quarter of 1996 for the write-off of approximately $6.9 million of capitalized software development costs related to these projects.

     Severance Costs. In 1995, MPSC formalized an involuntary severance benefit plan. The Company has recorded charges of approximately $2.0 million and $5.0 million for the three months ended September 30, 1996 and nine months ended September 30, 1995, respectively, to accrue the estimated involuntary severance benefits which had accumulated.

     Legal and Other Costs The Company has recorded a charge of $5.0 million in the third quarter of 1996 for the administrative fees, costs and expenses it anticipates incurring in connection with various putative class action lawsuits which have been filed against the Company and certain of its current and former officers, one of whom was also a director, since August 14, 1996. The Company also recorded a charge of $12.0 million in the third quarter of 1995 for the administrative fees, costs and expenses it anticipated incurring in connection with the Federal Investigation and various putative class action lawsuits which are based on the Federal Investigation.

     During the three month period ended September 30, 1996, the Company canceled an initiative to develop an on-line practice management system. The Company recorded a $2.0 million charge relating to the deferred costs associated with this project. The Company also accrued $1.3 million for certain liabilities associated with the Company's billing and accounts receivable management services operations.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     The following chart reflects the additions, adjustments and costs applied against the restructuring reserve for the nine months ended September 30, 1996:

                                    RESERVE                                      COSTS          RESERVE
                                    BALANCE      ADDITION                       APPLIED         BALANCE
                                  DECEMBER 31,      TO         RESERVE          AGAINST      SEPTEMBER 30,
                                      1995       RESERVE    ADJUSTMENTS(1)      RESERVE          1996
                                  ------------   --------   --------------   -------------   -------------
    Lease terminations..........    $  5,990      $1,320       $  2,008         $(2,201)        $ 7,117
    Incremental costs associated
      with discontinued client
      contracts.................       4,691          --         (2,690)         (2,001)             --
    Severance...................          --       3,902             --          (2,176)          1,726
    Other.......................       1,788         208         (1,369)           (627)             --
                                     -------      ------        -------         -------         -------
                                    $ 12,469      $5,430       $ (2,051)        $(7,005)        $ 8,843
                                     =======      ======        =======         =======         =======

---------------

(1) Adjustments reflect the reallocation and reduction of reserves.

NOTE 6.  INCOME TAXES

     In 1995 and 1996, Medaphis acquired Atwork, MMS, Rapid Systems and BSG in merger transactions which were accounted for as poolings-of-interests. Prior to such mergers, Atwork, MMS, Rapid Systems and a company acquired by BSG prior to the BSG merger had elected "S" corporation status under the Internal Revenue Code for income tax purposes. As a result of such mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), the "S" corporation elections of such companies terminated. Pro forma net loss and pro forma net loss per common share are presented as if the entities had been "C" corporations during the three and nine months ended September 30, 1996 and 1995. The effect of the tax status change associated with the acquisition of Rapid Systems is reflected in income taxes in the three and nine months ended September 30, 1996 with an offsetting benefit recorded within pro forma adjustments.

NOTE 7.  LINES OF BUSINESS

     The Company operates in three major lines of business: Services (providing healthcare transaction processing services to physicians, hospitals and payors), BSG Group (client/server information technology services), and HIT (healthcare information technology and hardware sales). Total revenue includes only sales to unaffiliated customers as reported in the Company's consolidated statements of operations. Operating profit represents total revenue less operating expenses excluding restructuring and other charges. Corporate items include general corporate expenses. Corporate assets consist primarily of cash, deferred financing costs, fixed assets, miscellaneous prepaids and receivables and real estate purchased in acquisitions. Information concerning operations in these lines of business is as follows:

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   -------------------
                                                      1996       1995       1996       1995
                                                    --------   --------   --------   --------
                                                                 (IN THOUSANDS)
    Revenue:
      Services....................................  $102,832   $101,735   $321,020   $305,080
      BSG Group...................................    11,637     28,479     90,880     74,476
      HIT.........................................    13,070     11,084     55,726     36,862
      Corporate and eliminations..................      (808)      (546)    (2,075)    (1,287)
                                                    --------   --------   --------   --------
                                                    $126,731   $140,752   $465,551   $415,131
                                                    ========   ========   ========   ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                      1996       1995       1996       1995
                                                    --------   --------   --------   --------
                                                                 (IN THOUSANDS)
    Operating profit (loss):
      Services....................................  $  2,985   $  9,179   $ 36,454   $ 40,975
      BSG Group...................................   (30,762)     3,893    (20,592)     6,987
      HIT.........................................     1,475      2,729     23,598      7,473
      Corporate...................................    (6,756)    (2,501)   (15,089)    (7,203)
                                                    --------   --------   --------   --------
                                                    $(33,058)  $ 13,300   $ 24,371   $ 48,232
                                                    ========   ========   ========   ========
    Interest expense, net.........................     3,284      2,318      8,019      8,487
                                                    --------   --------   --------   --------
    Restructuring and other charges:
      Services....................................     4,352     14,000      7,908     39,000
      BSG Group...................................    15,280         --     24,733         --
      HIT.........................................      (357)        --      3,959      6,750
      Corporate...................................     5,000         --      5,000         --
                                                    --------   --------   --------   --------
                                                      24,275     14,000     41,600     45,750
                                                    --------   --------   --------   --------
    Loss before income taxes......................  $(60,617)  $ (3,018)  $(25,248)  $ (6,005)
                                                    ========   ========   ========   ========
    Depreciation and amortization:
      Services....................................  $  7,069   $  5,356   $ 20,237   $ 16,156
      BSG Group...................................     2,656      1,690      6,782      4,833
      HIT.........................................     1,200      1,008      3,562      2,751
      Corporate...................................       233        100        587        291
                                                    --------   --------   --------   --------
                                                    $ 11,158   $  8,154   $ 31,168   $ 24,031
                                                    ========   ========   ========   ========
    Capital expenditures:
      Services....................................  $  4,689   $ 11,239   $ 24,566   $ 22,483
      BSG Group...................................     4,628      4,466     16,566     10,238
      HIT.........................................       642        269      2,134      1,130
      Corporate...................................       322        298      1,585        853
                                                    --------   --------   --------   --------
                                                    $ 10,281   $ 16,272   $ 44,851   $ 34,704
                                                    ========   ========   ========   ========

                                                                          AS OF SEPTEMBER 30,
                                                                          -------------------
                                                                            1996       1995
                                                                          --------   --------
    Identifiable assets:
      Services....................................                        $678,870   $578,711
      BSG Group...................................                          96,728     65,524
      HIT.........................................                          76,727     69,661
      Corporate...................................                          13,714      8,849
                                                                          --------   --------
                                                                          $866,039   $722,745
                                                                          ========   ========

     In March 1996, a European joint venture formed by Imonics (the "Joint Venture") entered into a software licensing and a software engineering contract. Included in the BSG Group's revenue during the three and nine months ended September 30, 1996 is a charge against revenue of approximately $9.3 million and revenue of approximately $4.5 million, respectively, relating to the Company's share of net earnings of the Joint Venture. Also included in the BSG Group's revenue for the three and nine months ended September 30,

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

1996 are charges of $7.5 million for the expected renegotiation of various contracts and adjustments to bad debt reserves.

     The BSG Group also accrued $6.0 million of salaries and wages for the expected costs needed to complete two of Imonics' software engineering projects.

NOTE 8. RESTATEMENT OF 1995 CONSOLIDATED FINANCIAL STATEMENTS AND 1996 BALANCE SHEETS

     The Company has restated its financial statements for the three months and year ended December 31, 1995. The restatement results primarily from a software licensing agreement entered into by Imonics in December 1995 for which the Company recognized associated license fee revenue in 1995. Subsequent to the issuance of the Company's 1995 consolidated financial statements, management discovered unauthorized correspondence made by an Imonics employee which created a contingency for the license fee payable under this agreement. Such contingency precluded recognition of license fee revenue in 1995 associated with this agreement. The Company currently is in the process of amending certain filings made pursuant to the Securities Exchange Act of 1934, as amended, which contain financial information affected by the restatement. The Company is also required to restate its balance sheets as of March 31, 1996 and its balance sheet as of June 30, 1996 contained in the March 31, 1996 and June 30, 1996 Forms 10-Q, respectively, for the effect of the 1995 restatement adjustments. The previously recognized license fee revenue and certain other adjustments previously considered immaterial are included as part of the adjustments to the Company's previously reported results of operations and financial position. The significant effects of the restatement are as follows:

                                                                AS PREVIOUSLY
                                                                  REPORTED          AS RESTATED
                                                                -------------       -----------
    For the Three Months Ended December 31, 1995:
      Revenue.................................................    $ 149,172          $ 144,746
      Income before income taxes..............................       10,711              2,171
      Net income (loss).......................................        3,008             (2,116)
      Pro forma net income (loss).............................        3,974             (1,150)
      Pro forma net income (loss) per common share............         0.06              (0.02)
    For the Year Ended December 31, 1995:
      Revenue.................................................      564,303            559,877
      Income (loss) before income taxes.......................        4,706             (3,834)
      Net loss................................................         (497)            (5,621)
      Pro forma net loss......................................       (3,380)            (8,504)
      Pro forma net loss per common share.....................        (0.06)             (0.15)
    As of December 31, 1995:
      Total current assets....................................      228,357            223,165
      Total assets............................................      801,869            795,606
      Total current liabilities...............................      125,658            127,935
      Total liabilities.......................................      375,439            374,300
      Total stockholders' equity..............................      426,430            421,306
    As of March 31, 1996:
      Total current assets....................................      199,934            194,742
      Total assets............................................      779,966            773,703
      Total current liabilities...............................       98,321            100,598
      Total liabilities.......................................      324,786            323,647
      Total stockholders' equity..............................      455,180            450,056

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                                AS PREVIOUSLY
                                                                  REPORTED          AS RESTATED
                                                                -------------       -----------
    As of June 30, 1996:
      Total current assets....................................      271,452            266,260
      Total assets............................................      909,964            903,701
      Total current liabilities...............................      107,106            109,383
      Total liabilities.......................................      391,136            389,997
      Total stockholders' equity..............................    $ 518,828          $ 513,704

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Medaphis Corporation ("Medaphis" or the "Company") provides transaction processing and client/ server information technology systems and services for clients in multiple vertical markets, initially concentrated in healthcare. Medaphis' healthcare transaction services are designed to assist its clients with the business management functions associated with the delivery of healthcare services, thereby permitting physicians and hospitals to focus on providing quality medical services to their patients. The Company's healthcare transaction processing services also includes the provision of subrogation and related recovery services primarily to healthcare payors. Medaphis' healthcare information systems include patient centered clinical information management systems and enterprise wide patient and employee scheduling systems. These systems are designed to improve efficiency and the quality of care within hospitals and emerging integrated healthcare delivery systems. The Company's client/server information technology services are designed to effect fundamental business process transformation and innovation through the rapid, high impact development, delivery, deployment and maintenance of client/server technology and the careful, deliberate transfer of the processes and related technology to its clients.

     Medaphis' business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some payors have willingly paid the prices established by providers while other payors, notably the government and managed care companies, have paid far less than established prices (in some cases less than the average cost of providing the services). As a consequence, prices charged to payors willing to pay established prices have increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., "cost shifting"). Increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables and bad debt levels and higher business office costs. Providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. Notwithstanding the foregoing, management believes that the revenue recognized by the Company's clients continues to be adversely affected by increased managed care and other industry factors impacting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and become more costly. Management believes that the decline in revenue experienced by the Company's clients, the increasing complexity and costs associated with providing billing and accounts receivable management services to healthcare providers and the Company's on-going reengineering project have placed pressure on the rate of revenue growth and margins in the Company's physician operations which are the subject of such reengineering project. Due to these revenue and margin pressures, Medaphis Physician Services Corporation ("MPSC") has not significantly contributed to the Company's operating profit since the second half of 1995.

     During the second half of 1995 and the first half of 1996, the Company was able to offset the margin and revenue pressures experienced at MPSC through expanded growth in its client/server information technology services and information management operations. Much of this growth came from the signing of new systems integration and healthcare information systems contracts which have included significant initial license fees as well as through strategic acquisitions. Given the size and complexity of the large-scale systems integration and healthcare information system contracts entered into by the Company and the license fees associated therewith, management believes that the results of operations for the Company's BSG Group (client/server information technology services) and healthcare information technology division ("HIT") may be subject to significant quarterly fluctuations based upon the timing of receipt of such contracts. However, management also anticipates that the episodic nature of the Company's existing systems integration operations should be partially offset over time by the results of operations of BSG Corporation ("BSG") and Rapid Systems Solutions, Inc. ("Rapid Systems"), which historically have had a larger number of smaller systems integration projects which have not included significant initial license fees, and the adoption by Imonics Corporation ("Imonics") of the BSG business model.

     The Company initiated a reengineering program focused upon its billing and accounts receivable management operations in early 1995. The reengineering program involves office consolidation, workflow, process and operational improvements and new technology development. The overall goals of the reengineering program are to increase the operating efficiency and enhance the quality and productivity of the Company's billing and accounts receivable management services operations. To date, the Company has spent approximately $62.0 million on the development of software applications and technology and approximately $42.0 million on hardware and equipment for the reengineering program. The Company has encountered difficulties with the program. These difficulties have included, among others, delays in achieving the targeted consolidation of offices, delays in the development and implementation of software applications and technology which achieve efficiencies and enhance productivity in a scaled operating environment and delays in the implementation of improved operational processes. As a result, management has commenced a comprehensive assessment of the reengineering program designed to ensure that the individual projects making up the program are properly aligned with overall goals and objectives of the program. It is anticipated that this assessment will include review of the total number, size and geographic location of the Company's information processing centers ("IPCs") and a comprehensive assessment of the various software development and technology projects forming a part of the program. Although management remains committed to completing such assessment in due course, there can be no assurance that the work associated with such assessment will be completed prior to December 31, 1996. While this assessment is underway, management has significantly reduced the level of expenditures on the reengineering program. As part of this assessment, the Company has adopted a plan to downsize certain of its existing IPCs and to charge the exit costs incurred in connection with such downsizing in future periods against the restructuring reserve established by the Company in the first quarter of 1995. In terms of the on-going assessment of the software development and technology projects, management anticipates that such assessment may result in reaffirmation and continuation of certain projects, revisions to certain projects to better align such projects with the overall goals of the program and/or abandonment of certain projects. To the extent a software development or technology project is abandoned in the future, the Company would incur a charge relating to the abandonment and disposition of such project. To the extent the Company incurs such a charge, there can be no assurance that such charge will not be material.

     The U.S. healthcare industry continues to experience tremendous change as both federal and state governments, as well as private industry, work to bring more efficiency and effectiveness to the healthcare system. Medaphis continues to evaluate governmental and industry reform initiatives in an effort to position itself to take advantage of the opportunities created thereby.

RESULTS OF OPERATIONS

     The following table shows the percentage of certain items reflected in the Company's Consolidated Statements of Operations to revenue.

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                    -------------------       -------------------
                                                    1996          1995        1996          1995
                                                    -----         -----       -----         -----
Revenue...........................................  100.0%        100.0%      100.0%        100.0%
Salaries and wages................................   86.5          58.7        62.9          57.4
Other operating expenses..........................   30.8          26.1        25.2          25.2
Depreciation......................................    4.9           2.5         3.5           2.6
Amortization......................................    3.9           3.3         3.2           3.2
Interest expense, net.............................    2.6           1.6         1.7           2.0
Restructuring and other charges...................   19.1           9.9         8.9          11.0
                                                    -----         -----       -----         -----
Loss before income taxes..........................  (47.8)         (2.1)       (5.4)         (1.4)
Income taxes......................................  (18.6)           --        (0.9)         (0.6)
                                                    -----         -----       -----         -----
Net loss..........................................  (29.2)         (2.1)       (4.5)         (0.8)
Pro forma adjustments.............................    0.5           0.2         0.2          (0.9)
                                                    -----         -----       -----         -----
Pro forma net loss................................  (28.7)%        (1.9)%      (4.3)%        (1.7)%
                                                    =====         =====       =====         =====

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------     -------------------
                                                    1996       1995         1996       1995
                                                  --------   --------     --------   --------
    Services....................................  $102,832   $101,735     $321,020   $305,080
    BSG Group...................................    11,637     28,479       90,880     74,476
    HIT.........................................    13,070     11,084       55,726     36,862
    Corporate and eliminations..................      (808)      (546)      (2,075)    (1,287)
                                                  --------   --------     --------   --------
                                                  $126,731   $140,752     $465,551   $415,131
                                                  ========   ========     ========   ========

     Revenue for the three month period ended September 30, 1996 declined 10% to $126.7 million as compared with $140.8 million in the same period in 1995. Revenue for the three month period ended September 30, 1996 includes charges of $16.8 million related primarily to the renegotiation of a systems integration contract entered into by a European joint venture formed by Imonics (the "Joint Venture"). Excluding these charges, revenue increased 2% to $143.5 million in the third quarter of 1996 as compared with $140.8 million in the third quarter of 1995. Revenue increased 12% to $465.6 million in the nine month period ended September 30, 1996 as compared with $415.1 million in the same period in 1995. Year to date revenue growth in 1996 as compared with 1995 results from: (i) acquisitions; (ii) increases in sales to information management and systems integration clients; and (iii) net increases in the number of business management services clients. The Company has consummated 18 business combinations during the period from January 1, 1995 through September 30, 1996.

     Services' revenue in the third quarter of 1996 was flat as compared with the same period of 1995. This is largely attributable to slower than expected new business sales. Services operations experienced minimal net business growth as new sales were largely offset by client losses. A substantial portion of Services' revenue is recurring in nature.

     The decline in the BSG Group's revenue during the third quarter of 1996 compared with 1995 reflects the $16.8 million charge related primarily to the renegotiation of a systems integration contract entered into by the Joint Venture. Excluding these charges, the revenue recorded in the third quarter of 1996 would have been approximately the same as the third quarter of 1995. The BSG Group's third quarter 1996 revenues were affected by, among other things, the efforts of the BSG Group's management team to reorganize Imonics.

     HIT's revenue increased 18% in the third quarter of 1996 compared with the same period in 1995. This increase is primarily the result of an increase in recurring systems maintenance revenue. Included in HIT's revenue for the nine months ended September 30, 1996 is approximately $14.5 million of one-time fees associated with the licensing of Health Data Sciences Corporation's ("HDS") healthcare information system.

     Salaries and Wages. Salaries and wages for the three and nine month periods ended September 30, 1996 increased to 86.5% of revenue in the third quarter of 1996 from 58.7% in the third quarter of 1995 and increased to 62.9% of revenue in the nine month period ended September 30, 1996 from 57.4% in the same period in 1995. This increase was compounded by the $16.8 million charge against revenue and a $6.0 million charge to salaries and wages expense for the costs needed to complete two of Imonics' software engineering projects. Excluding these charges, salaries and wages increased to 72.2% and 59.5% of revenue for the three and nine month periods ended September 30, 1996. Such increases are due in part to increased employment levels across the Company and an increase in the use of independent contractors by Imonics to perform systems integration services for its clients. Generally, the use of independent contractors to perform such tasks is more costly than staffing such work with employees.

     During the third quarter of 1996, management undertook various profit improvement initiatives, including the reorganization of Imonics. Such actions resulted in a reduction in the Company's work force of approximately 430 employees and outside consultants who were working on various projects during the third quarter with annualized salary and wage costs and estimated forecasted annualized outside consultant fees approximating $30 million, some of which had been capitalized in prior periods.

     Other Operating Expenses. Other operating expenses increased to 30.8% of revenue in the third quarter of 1996 from 26.1% in the third quarter of 1995 and remained at 25.2% of revenue in the nine month period ended September 30, 1996 as compared with the same period in 1995. Excluding the impact of the charges against revenue recorded in the third quarter of 1996, other operating expenses were 27.2% of revenue for the three month period ended September 30, 1996. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, office supplies, legal, accounting and other outside professional services. On a year to date basis in 1996 as compared with 1995, the Company experienced improved operating leverage of such costs resulting from increased revenues in 1996 as compared with 1995.

     Depreciation. Depreciation expense was $6.2 million in the third quarter of 1996 as compared with $3.5 million in the third quarter of 1995 and $16.5 million in the nine month period ended September 30, 1996 as compared with $10.7 million in the same period of 1995. This increase reflects the Company's investment in property and equipment to support growth in its business, including acquisitions.

     In connection with the Company's reengineering project, management currently anticipates that depreciation expense will increase by approximately $2.5 million per quarter from current levels beginning in the fourth quarter of 1996 and continuing through 2000. This increase relates to the new computer and other equipment acquired for the reengineering project.

     Amortization. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $4.9 million in the third quarter of 1996 as compared with $4.6 million in the third quarter of 1995 and $14.7 million in the nine month period ended September 30, 1996 as compared with $13.4 million in the same period in 1995. The increase is primarily due to increased amortization of the Company's capitalized software. To date, the Company has capitalized approximately $62.0 million in software development costs primarily incurred in connection with the reengineering project. The Company has not amortized any portion of these costs. Management currently anticipates that amortization expense in 1997 and thereafter will increase in future periods as a result of the reengineering project. The Company intends to amortize the software applications developed in connection with this project over their estimated useful lives of five to seven years.

     Interest. Net interest expense was $3.3 million in the third quarter of 1996 as compared with $2.3 million in the same period of 1995. This increase resulted from increased borrowings under the Senior Credit Facility to finance acquisitions and funding of the Company's reengineering project. Net interest expense decreased to $8.0 million in the nine month period ended September 30, 1996 as compared with $8.5 million in the same period in 1995. The decrease is primarily due to the conversion of the Company's subordinated debentures into common stock on January 1, 1996. Management anticipates that future interest expense will increase as a result of changes in interest rates, increased borrowings under the Senior Credit Facility and continued investment in the Company's reengineering project.

     Restructuring and Other Charges. Components of restructuring and other charges include restructuring charges, property and equipment impairment, pooling charges, software abandonment, severance costs and legal and other costs. A description of each component is as follows:

          Restructuring Charges. During the third quarter of 1996, the Company finalized its plan to restructure its client/server information technology businesses and began to consolidate Imonics and Rapid Systems into BSG. In conjunction with this restructuring plan, the Company recorded charges of approximately $1.3 million for the costs associated with the termination of certain leases and $3.9 million ($1.2 million of this amount was recorded in the second quarter of 1996) for severance costs for employees of Imonics who have been notified of their termination. The Company also reviewed the adequacy of existing reserves related to the Company's restructuring plan at MPSC, and reduced these reserves by approximately $2.1 million in the third quarter of 1996. During the nine months ended September 30, 1996, the Company also incurred approximately $5.2 million of costs which were related to the Company's reengineering project which had not previously been accrued because they did not meet the definition of an exit activity as established by the appropriate authoritative accounting literature.

          In 1995, management approved a restructuring plan relating to the consolidation of the Company's data processing function in MPSC. The Company recorded a reserve for the exit costs associated with the restructuring plan of approximately $15.0 million. During the third quarter of 1996, the Company revised its original plan of consolidating into ten regional IPCs. The Company has adopted a plan to downsize certain of the existing IPCs and the costs associated with exiting these facilities will be charged against the restructuring reserves established in 1995. The Company has commenced a comprehensive assessment of the reengineering program designed to ensure that the individual projects which make up the program are properly aligned with the overall goals and objectives of the program. Although management remains committed to completing such assessment in due course, there can be no assurance that the work associated with such assessment will be completed prior to December 31, 1996.

          Property and Equipment Impairment. In connection with the restructuring of Imonics and MPSC, the Company assessed the recoverability of its long lived assets and recorded impairment losses of approximately $6.4 million and $5.0 million during the third quarter of 1996 and first quarter of 1995, respectively.

          Pooling Charges. In connection with the Intelligent Visual Computing, Inc. ("IVC"), Rapid Systems, BSG and HDS pooling-of-interests transactions consummated in 1996, the Company recorded transaction fees, costs and expenses of approximately $12.9 million. Management finalized the estimated transaction fees, costs and expenses associated with all the pooling-of-interests transactions consummated in 1995 and 1996 and reversed $1.2 million and $3.6 million of these charges during the three and nine months ended September 30, 1996, respectively. As a result of the 1995 pooling-of-interests transactions with Healthcare Recoveries, Inc. (August) and Automation Atwork (January) the Company incurred transaction fees, costs and expenses of approximately $2.0 million and $6.0 million, respectively.

          Software Abandonment. In connection with the consolidation of Imonics into BSG, and the adoption by Imonics of the BSG business model, the Company abandoned certain software development projects and recorded a charge in the third quarter of 1996 for the write-off of approximately $6.9 million of capitalized software development costs related to these projects.

          Severance Costs. In 1995, MPSC formalized an involuntary severance benefit plan. The Company has recorded charges of approximately $2.0 million and $5.0 million for the three months ended September 30, 1996 and nine months ended September 30, 1995, respectively, to accrue the estimated involuntary severance benefits which had accumulated.

          Legal and Other Costs The Company has recorded a charge of $5.0 million in the third quarter of 1996 for the administrative fees, costs and expenses it anticipates incurring in connection with various putative class action lawsuits which have been filed against the Company and certain of its current and former officers, one of whom was also a director, since August 14, 1996. The Company also recorded a charge of $12.0 million in the third quarter of 1995 for the administrative fees, costs and expenses it anticipated incurring in connection with the investigation by the United States Attorney's Office for the Central District of California of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Federal Investigation") and various putative class action lawsuits which are based on the Federal Investigation.

          During the three month period ended September 30, 1996, the Company canceled an initiative to develop an on-line practice management system. The Company recorded a $2.0 million charge relating to the deferred costs associated with this project. The Company also accrued $1.3 million for certain liabilities associated with the Company's billing and accounts receivable management services operations.

     Loss Before Income Taxes. The Company's loss before income taxes was 47.8% of revenue in the third quarter of 1996 as compared with 2.1% of revenue in the third quarter of 1995. The loss before income taxes was 5.4% of revenue for the nine month period ended September 30, 1996 as compared with 1.4% of revenue in the same period in 1995. The 1996 periods include restructuring and other charges approximating $24.3 million and $41.6 million for the three and nine months ended September 30, 1996, respectively. The 1996 periods also include charges of $16.8 million to revenue and $6.0 million to salaries and wages associated with the reorganization of Imonics. Excluding the effects of restructuring and other charges and charges associated with the reorganization of Imonics, income (loss) before income taxes was $(13.5) million and $11.0 million for the three months ended September 30, 1996 and 1995, respectively, and $39.2 million and $39.7 million for the nine months ended September 30, 1996 and 1995, respectively.

     Income Taxes. Effective income tax rates for the periods presented vary from statutory rates primarily as a result of nondeductible expenses associated with merger transactions consummated by the Company in 1996 and previous years. Pro forma adjustments for income taxes have been provided for companies which elected to be treated as "S" Corporations under the Internal Revenue Code prior to merging with the Company.

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

     On October 8, 1996, the Company acquired the outstanding capital stock of Sage Communications Corporation ("Sage"). Sage provides systems integration services and data warehousing decision support applications, primarily to the telecommunications industry.

     Each of the foregoing acquisitions was or will be recorded using the purchase method of accounting and, accordingly, the purchase price has been or will be allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of the acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $105.5 million at September 30, 1996, including $7.0 million of cash.

     The Company used $7.5 million in cash for operating activities in the nine months ended September 30, 1996. The decrease in the Company's operating cash flows resulted from the increased levels of working capital committed to the Company's technology systems operations, expenditures related to restructuring, merger and other charges, and the ongoing revenue and margin pressures at MPSC. Management expects the continued use of cash to fund restructuring and merger costs, growth of the Company's technology systems operations and to support operations of MPSC until further progress is made in the Company's reengineering project and the improvement of MPSC's overall operations. Management expects to fund such cash requirements through cash flows from operations and, to the extent necessary, through amounts available for borrowing under the Senior Credit Facility.

     At September 30, 1996, approximately $224 million of borrowings were outstanding under the Company's $250 million Senior Credit Facility. Amounts available for borrowing under the Senior Credit Facility may be used for expansion of the Company's business and general corporate purposes. The Company has amended its Senior Credit Facility to extend its expiration date to March 17, 1998. Management is currently exploring alternatives designed to increase the resources available to the Company to meet its anticipated liquidity and capital resource needs. These alternatives include, among others, discussions with its senior lenders to increase the size of its Senior Credit Facility and modify the covenants contained therein, expanded use of lease lines to finance equipment purchases and reductions in planned expenditures.

     In December 1995, the Company gave notice of its intent to redeem its 6 1/2% convertible subordinated debentures due January 1, 2000. The debentures were convertible into shares of the Company's common stock at a conversion price of $14.00 per share. All of the debenture holders exercised their conversion rights effective January 1, 1996, and as a result, approximately 4.5 million shares of common stock were issued in the conversion.

     The Company has commenced a comprehensive reengineering project. As part of this project, the Company initially anticipated consolidating MPSC's processing functions currently being performed in approximately 300 local business offices into approximately ten or less regional processing centers. The Company has commenced a comprehensive assessment of the reengineering program designed to ensure that the individual projects making up the program are properly aligned with the overall goals and objectives of the program. It is anticipated that this assessment will include review of the total number, size and geographic location of the Company's IPCs and a comprehensive assessment of the various software development and technology projects forming a part of the program. Although management remains committed to completing such assessment in due course, there can be no assurance that the work associated with such assessment will be completed prior to December 31, 1996. While this assessment is underway, management has significantly reduced the level of expenditures on the reengineering program. As part of this assessment, the Company has adopted a plan to downsize certain of the existing IPCs and to charge the exit costs incurred in future periods in connection with such downsizing against the restructuring reserve established by the Company in the first quarter of 1995. In terms of the on-going assessment of the software development and technology projects, management anticipates that such assessment may result in reaffirmation and continuation of certain projects, revisions to certain projects to better align such projects with the overall goals of the program and/or abandonment of certain projects. To the extent a software development or technology project is abandoned in the future, the Company would incur a charge relating to the abandonment and disposition of such project. To the extent the Company incurs such a charge, there can be no assurance that such charge will not be material. The remaining costs related to the project are expected to be financed through the Company's Senior Credit Facility, future operating cash flows and capital lease financing.

     During the three months ended September 30, 1996, the Company capitalized approximately $7.5 million of software development costs associated with the development or enhancement of software to be used in the processing function of the Company's business management services or otherwise sold externally by the Company.

     Substantially all the Company's capital expenditures have related either to acquisitions of healthcare business management service companies and technology companies, the reengineering project discussed above or to the expansion, improvement or maintenance of existing facilities. The Company has financed its growth through cash flows from operations, the issuance of debt and equity securities and borrowings.

OTHER MATTERS

     The Company has restated its financial statements for the three months and year ended December 31, 1995. The restatement results primarily from a software licensing agreement entered into by Imonics in December 1995 for which the Company recognized associated license fee revenue in 1995. Subsequent to the issuance of the Company's 1995 consolidated financial statements, management discovered unauthorized correspondence made by an Imonics employee which created a contingency for the license fee payable under this agreement. Such contingency precluded recognition of license fee revenue in 1995 associated with this agreement. The Company currently is in the process of amending certain filings made pursuant to the Securities Exchange Act of 1934, as amended, which contain financial information affected by the restatement. The Company is also required to restate its balance sheets as of March 31, 1996 and June 30, 1996 contained in the March 31, 1996 and June 30, 1996 Forms 10-Q, respectively, for the effect of the 1995 restatement adjustments. The previously recognized license fee revenue and certain other adjustments previously considered immaterial are included as part of the adjustments to the Company's previously reported results of operations and financial position. The significant effects of the restatement are as follows:

                                                                AS PREVIOUSLY
                                                                  REPORTED          AS RESTATED
                                                                -------------       -----------
    For the Three Months Ended December 31, 1995:
      Revenue.................................................    $ 149,172          $ 144,746
      Income before income taxes..............................       10,711              2,171
      Net income (loss).......................................        3,008             (2,116)
      Pro forma net income (loss).............................        3,974             (1,150)
      Pro forma net income (loss) per common share............         0.06              (0.02)
    For the Year Ended December 31, 1995:
      Revenue.................................................      564,303            559,877
      Income (loss) before income taxes.......................        4,706             (3,834)
      Net loss................................................         (497)            (5,621)
      Pro forma net loss......................................       (3,380)            (8,504)
      Pro forma net loss per common share.....................        (0.06)             (0.15)
    As of December 31, 1995:
      Total current assets....................................      228,357            223,165
      Total assets............................................      801,869            795,606
      Total current liabilities...............................      125,658            127,935
      Total liabilities.......................................      375,439            374,300
      Total stockholders' equity..............................      426,430            421,306

                                                                AS PREVIOUSLY
                                                                  REPORTED          AS RESTATED
                                                                -------------       -----------
    As of March 31, 1996:
      Total current assets....................................      199,934            194,742
      Total assets............................................      779,966            773,703
      Total current liabilities...............................       98,321            100,598
      Total liabilities.......................................      324,786            323,647
      Total stockholders' equity..............................      455,180            450,056
    As of June 30, 1996:
      Total current assets....................................      271,452            266,260
      Total assets............................................      909,964            903,701
      Total current liabilities...............................      107,106            109,383
      Total liabilities.......................................      391,136            389,997
      Total stockholders' equity..............................    $ 518,828          $ 513,704

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis, and one or more of Randolph G. Brown, former Chairman, Chief Executive Officer and President and a former director of Medaphis, Michael R. Cote, Senior Vice President -- Finance, Chief Financial Officer and Assistant Secretary of Medaphis, and James S. Douglass, former Vice President, Corporate Controller and Chief Accounting Officer of Medaphis were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia, Atlanta Division. Generally, these lawsuits allege violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures concerning various subjects, including Medaphis' re-engineering project, management and operations of certain Medaphis subsidiaries, and Medaphis' reported and projected revenues and earnings. The lawsuits are each brought on behalf of putative classes of persons who acquired Medaphis common stock, including persons who acquired stock either in the public market or in connection with three of Medaphis' recent business acquisitions. Eighteen of the actions have been consolidated, and the Company anticipates that the nineteenth also will be consolidated. Plaintiffs seek rescissory and compensatory damages and costs.

     On November 1, 1996, Medaphis, Randolph G. Brown, Robert C. Bellas, a director of Medaphis, David R. Holbrooke, a director of Medaphis, and Richard H. Stowe, a former director of Medaphis, were named as defendants in a shareholder derivative action filed in the United States District Court for the Northern District of Georgia, Atlanta Division. Generally, the lawsuit alleges that the defendants breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to the Company by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations, and damaging Medaphis' reputation. Plaintiffs seek compensatory damages and costs.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown, and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things more fully described in the complaint, making material misstatements and omissions in public and private disclosures in connection with the acquisition of Health Data Sciences Corporation. Plaintiff seeks rescissory, compensatory and punitive damages, injunctive relief and costs.

     Although the Company believes it has meritorious defenses to the actions against the Company, there can be no assurance that additional lawsuits will not be filed against the Company, that the lawsuits will not have a disruptive effect upon the business, that the defense of the lawsuits will not consume the time and attention of the senior management of the Company or that the lawsuits will not have a material adverse effect upon the Company.

ITEM 5.  OTHER INFORMATION

     On October 24, 1996, the Compensation Committee of the Board of Directors of the Company approved an adjustment of the exercise price for certain outstanding employee stock options which have an exercise price of $15 and above. No adjustment was made to any options held by executive officers or directors of the Company. The revised exercise price of $9.875 was established by reference to the closing price of the Company's common stock on October 25, 1996. In approving the adjustment, the Compensation Committee relied upon the views of its outside advisors with respect to the legal, accounting and compensation issues associated with the action and took into consideration, among other things, the following factors: (i) the Company had historically paid salaries which were at or below market levels and had made up for lower salaries through stock option grants to employees; (ii) the Company historically had used stock options as its principal long-term incentive program; (iii) the highly skilled employees of the Company possessed marketable skills which made them highly mobile; and (iv) senior management of the Company believed that there was potential for increased attrition among its key employees and that adjustment of the exercise price of outstanding options would significantly help to mitigate such risk.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

    3.1     -- Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1, File
               No. 33-42216).
    3.2     -- Certificate of Amendment of Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 of Registrant's Quarterly
               Report on Form 10-Q for the Quarterly Period Ended March 31, 1993).
    3.3     -- Certificate of Amendment of Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 of Registrant's Registration
               Statement on Form 8-A/A, filed on May 22, 1996).
    3.4     -- Certificate of Amendment of Amended and Restated Certificate of Incorporation of
               the Registrant (incorporated by reference to Exhibit 4.4 of the Registrant's
               Registration Statement on Form S-8, File No. 333-03213).
    3.5     -- Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit
               3.2 of Registrant's 1992 Form 10-K, File No. 000-19480).
   10.1     -- Fifth Modification of Amended and Restated Credit Agreement among the Registrant and the Lenders named therein, dated October 10, 1996.
   10.2     -- Sixth Modification of Amended and Restated Credit Agreement among the Registrant and the Lenders named therein, dated October 31, 1996.
   10.3     -- Employment Agreement by and between Registrant and Michael L. Douglas, dated as of June 24, 1996.
   10.4     -- Restricted Stock Agreement by and between Registrant and Michael L. Douglas, dated as of June 26, 1996.
   11       -- Statement regarding Computation of Earnings Per Share.
   27       -- Financial Data Schedule (for SEC use only).
   99       -- Safe Harbor Compliance Statement for Forward-Looking Statements.

     (b) REPORTS ON FORM 8-K

     The following reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1996:

                                                    FINANCIAL
                                                    STATEMENTS
                    ITEM REPORTED                     FILED      DATE OF REPORT    FILE DATE
    ----------------------------------------------  ----------   --------------  -------------
    Acquisition of HDS............................      Yes(1)    June 29, 1996   July 3, 1996
    Consolidated Supplemental Financial Statements
      to give effect for the acquisition of HDS...      Yes(2)    June 29, 1996   July 9, 1996

---------------

(1) Pro Forma Combined Financial Statements of the Company for the years ended December 31, 1995, 1994, and 1993 (unaudited) were filed.
(2) Supplemental Consolidated Financial Data of the Company (audited) for the years ended December 31, 1995, 1994 and 1993 were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1996                                    MEDAPHIS CORPORATION
                                              -----------------------------------------------
                                                               (Registrant)

Date: November 14, 1996                                   /s/  David E. McDowell
                                              -----------------------------------------------
                                                             David E. McDowell
                                                   Chairman and Chief Executive Officer

Date: November 14, 1996                                    /s/  Michael R. Cote
                                              -----------------------------------------------
                                                              Michael R. Cote
                                                  Senior Vice President -- Finance, Chief
                                                 Financial Officer and Assistant Secretary