Form 10-K/A
period 1995-12-31
MEDAPHIS CORP
filed 1997-01-10
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


             FOR ANNUAL OR TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM                 TO
                                           ---------------    ---------------

                        COMMISSION FILE NUMBER 000-19480

                              MEDAPHIS CORPORATION
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                           58-1651222
       (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization)          Identification No.)

    2700 CUMBERLAND PARKWAY, SUITE 300                30339
             ATLANTA, GEORGIA                       (Zip Code)
 (Address of principal executive offices)


                                 (770) 444-5300

              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS      ON WHICH REGISTERED
-------------------     ---------------------
       None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25 was approximately $2,485,031,190 calculated using the closing price on such date of $47.75. The number of shares outstanding of the Registrant's Common Stock as of March 25 was 56,048,997.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference in Part II, Item 5.


     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 1996 are incorporated herein by reference in Part 111, Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MEDAPHIS CORPORATION


                                  FORM 10-K/A


                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                                                                          PAGE
                                                                                          ----
                                           PART II
Item  6.   Selected Financial Data (As Restated)........................................    1
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................    3
Item  8.   Consolidated Financial Statements and Supplementary Data (As Restated).......   11

                                           PART IV
Item 14.   Exhibits, Financial Statement Schedule (As Restated) and Reports on Form
             8-K........................................................................   31



     THIS ANNUAL REPORT ON FORM 10-K/A IS BEING FILED AS A RESULT OF THE COMPANY'S RESTATEMENT OF ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND YEAR ENDED DECEMBER 31, 1995 AND AS OF MARCH 31, 1996 AND JUNE 30, 1996. TO THE EXTENT THIS AMENDED FILING IS INCONSISTENT WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 (THE "ORIGINAL FILING"), THE ORIGINAL FILING IS HEREBY SUPERSEDED AND AMENDED. TO THE EXTENT THE ORIGINAL FILING IS UNAFFECTED BY THE RESTATEMENT, THE ORIGINAL FILING HAS NOT BEEN UPDATED OR CORRECTED TO REFLECT EVENTS OCCURRING SUBSEQUENT TO THE DATE OF THE ORIGINAL FILING.



     This Form 10-K/A contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Medaphis Corporation and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement included as
Exhibit 99 to the Form 10-Q filed on November 14, 1996, and are hereby incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                                    PART II


ITEM 6.  SELECTED FINANCIAL DATA



     The following table sets forth selected consolidated financial information for Medaphis for and as of each of the five fiscal years in the period ended December 31, 1995. The selected consolidated financial information of Medaphis for each of the four fiscal years in the period ended December 31, 1995 and as of December 31, 1995, 1994 and 1993 has been derived from the audited consolidated financial statements of Medaphis (as restated) which give retroactive effect to the mergers with Atwork, HRI and MMS, all of which have been accounted for as poolings of interests. The selected consolidated financial data of Medaphis for the fiscal year ended December 31, 1991 and as of December 31, 1992 and 1991 has been derived from the unaudited consolidated financial statements of Medaphis, which give retroactive effect to the mergers with Atwork, HRI and MMS. Management of Medaphis believes that the unaudited consolidated financial statements referred to above include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for such periods.



     The Company has restated its consolidated financial statements for the three months and year ended December 31, 1995. The restatement results primarily from a software licensing agreement entered into by Imonics Corporation, a wholly owned subsidiary of the Company ("Imonics"), in December 1995 for which the Company recognized associated license fee revenue in 1995. Subsequent to the issuance of the Company's 1995 consolidated financial statements, management discovered unauthorized correspondence which created a contingency for the license fee payable under this agreement. Such contingency precluded recognition of license fee revenue in 1995 associated with the agreement. The previously recognized license fee revenue and certain other adjustments, previously considered immaterial and not recorded, are included as part of the restatement adjustments to the Company's previously reported results of operations and financial position. The significant effects of the restatement are included in "Note 18. Restatement of 1995 Consolidated Financial Statements" of the Company's "Consolidated Financial Statements" appearing on pages 11 through 30 of Item 8, Part II of this document.



                                                         YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                           1995          1994       1993       1992         1991
                                       -------------   --------   --------   --------      -------
                                       (AS RESTATED)
    Statement of Operations Data
      Revenue........................    $ 463,321     $319,138   $228,745   $142,703      $86,630
      Salaries and wages.............      253,033      178,442    130,778     86,532       53,652
      Other operating expenses.......      117,659       80,096     59,017     41,432       26,225
      Depreciation...................       12,055        7,844      6,086      3,933        2,973
      Amortization...................       13,894        7,199      5,279      2,159          532
      Interest expense, net..........       10,812        6,251      6,556      1,532        1,733
      Restructuring and other
         charges.....................       54,950        1,905         --         --           --
      Income (loss) before
         extraordinary item and
         cumulative effect of
         accounting change...........       (2,375)      24,384     13,980      4,545        1,255
      Net income (loss)..............       (2,375)      24,384     13,980      8,021(1)     1,255
      Pro forma net income
         (loss)(2)...................       (4,680)      22,935     13,069      8,784           --
      Weighted average shares
         outstanding.................       49,412       45,550     38,057     35,677       29,163

                                                         YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                           1995          1994       1993       1992         1991
                                       -------------   --------   --------   --------      -------
                                       (AS RESTATED)
    Per Share Data(2)
      Pro forma income (loss) before
         extraordinary item and
         cumulative effect of
         accounting change...........  $       (.09)   $   0.50   $   0.34   $   0.15           --
      Pro forma net income (loss)....  $       (.09)   $   0.50   $   0.34   $   0.25           --
    Balance Sheet Data
      Working capital................  $     59,706    $ 61,041   $ 52,602   $ 26,594      $40,389
      Intangible assets..............       446,640     367,677    175,368    109,478       22,158
      Total assets...................       712,178     556,401    318,925    197,571       96,816
      Long-term debt.................       144,264     148,261      9,803     16,059       22,570
      Convertible subordinated
         debentures..................        63,375      63,375     63,375     60,000           --
      Stockholders' equity...........       362,626     221,448    165,109     67,716       41,042


---------------

(1) Reflects the extraordinary loss of $2.1 million relating to the prepayment of certain indebtedness net of income tax benefit and the cumulative benefit for the change in accounting for income taxes arising from the adoption of Statement of Financial Accounting Standards No. 109 of $5.6 million.
(2) In 1995, the Company acquired Atwork and MMS in merger transactions which were recorded as poolings of interests. Prior to the mergers, Atwork and MMS had elected "S" Corporation status under the Code for income tax purposes. Pro forma net income and pro forma net income per common share are presented as if Atwork and MMS had been "C" Corporations during the years ended December 31, 1995, 1994, 1993 and 1992. Pro forma net income per common share is not presented for the year ended December 31, 1991.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         AND RESULTS OF OPERATIONS

     Medaphis is a leading provider of business management systems and services to the healthcare industry. Medaphis' systems and services are designed to assist its clients with the business management functions associated with the delivery of healthcare services, thereby permitting physicians and hospitals to focus on providing quality medical services to their patients. The Company also provides subrogation and related recovery services primarily to healthcare payors, scheduling and information management systems to hospitals and emerging integrated healthcare delivery systems and systems integration and work flow engineering systems and services. The Company's scheduling and information systems are designed to improve efficiency by automating certain scheduling and related management functions within a healthcare facility and its systems integration and work flow engineering systems and services are designed to increase flexibility, improve end-user access to information and increase decision making through the strategic use and development of client/server, imaging and other advanced technologies. The Company currently provides business management systems and services to approximately 19,100 physicians and over 2,000 hospitals in all 50 states, subrogation and recovery services to healthcare plans covering in excess of 23 million people throughout the United States and systems integration and work flow engineering systems and services in the United States and abroad.


     Medaphis' business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage the of U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some payors have willingly paid the prices established by providers while other payors, notably the government and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to payors willing to pay established prices have increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., "cost shifting"). Increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables and bad debt levels and higher business office costs. Providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. Notwithstanding the foregoing, management of the Company believes that the revenue growth rate experienced by the Company's clients continues to be adversely affected by increased managed care and other industry factors impacting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and become more costly. Management of the Company believes that the decline in revenue growth experienced by the Company's clients, the increasing complexity and costs associated with providing billing and accounts receivable management services to healthcare providers and the Company's on-going re-engineering and consolidation project have placed pressure on the rate of revenue growth and margins in the Company's physician and hospital billing operations which are the subject of such re-engineering and consolidation project. Due to these revenue and margin pressures, Medaphis Physician Services Corporation did not significantly contribute to the Company's operating profit for the second half of 1995 and this trend is not expected to improve until further progress is made in the Company's re-engineering and consolidation project. To date, the Company has been able to offset such revenue and margin pressures through expanded growth in its information management and systems integration services operations. To address the revenue and margin pressures in its billing and accounts receivable management services operations going forward, the Company has commenced a comprehensive re-engineering and consolidation project which is intended to reduce the Company's operating costs, increase the consistency and quality of services and enhance operating margins.


     The U.S. healthcare industry continues to experience tremendous change as both federal and state governments, as well as private industry, work to bring more efficiency and effectiveness to the healthcare system. Medaphis continues to evaluate governmental and industry reform initiatives in an effort to position itself to take advantage of the opportunities created thereby.

RESULTS OF OPERATIONS

     The following table shows the percentage of certain items reflected in the Company's statements of income to revenue.


                                                                       YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                      1995          1994      1993
                                                                  -------------     -----     -----
                                                                  (AS RESTATED)
Revenue.........................................................      100.0%        100.0%    100.0%
Salaries and wages..............................................       54.6          55.9      57.2
Other operating expenses........................................       25.4          25.1      25.8
Depreciation....................................................        2.6           2.4       2.6
Amortization....................................................        3.0           2.3       2.3
Interest expense, net...........................................        2.3           2.0       2.9
Restructuring and other charges.................................       11.9           0.6       0.0
                                                                      -----         -----     -----
Income before income taxes......................................        0.2          11.7       9.2
Income taxes....................................................       (0.7)         (4.1)     (3.1)
                                                                      -----         -----     -----
Net income (loss)...............................................       (0.5)          7.6       6.1
                                                                      =====         =====     =====


REVENUE


     Revenue increased 45.2% to $463.3 million in 1995 as compared with $319.1 million in 1994 and increased 39.5% in 1994, as compared with 1993. Revenue growth results from (i) acquisitions; (ii) increases in the number of business management services clients; and (iii) increases in sales to information management and systems integration clients. The Company has consummated 25 business combinations during the period from January 1, 1993 through December 31, 1995.



     The Company's selling activities generated new business management services client relationships with estimated annualized revenue of approximately $54.5 million and $42.9 million in 1995 and 1994, respectively. An increasing proportion of the Company's revenue growth has resulted from revenues attributable to information management and systems integration services which contributed $34.8 million and $7.8 million in revenue growth in 1995 and 1994, respectively, primarily from sales to new clients.


SALARIES AND WAGES


     Salaries and wages represented 54.6% of revenue in 1995 as compared with 55.9% and 57.2% in 1994 and 1993, respectively. These decreases resulted primarily from changes in compensation to the former owners of Atwork in 1995 and MMS in 1994 and the continued growth in the Company's information management and systems integration services which are less labor intensive.


OTHER OPERATING EXPENSES


     Other operating expenses increased to 25.4% of revenue in 1995 from 25.1% in 1994 and decreased from 25.8% in 1993. The increase in 1995 from 1994 is primarily attributable to increased telecommunications, equipment maintenance and outside services expense incurred to support the Company's expanding technological infrastructure and re-engineering project. The decrease in 1994 from 1993 resulted primarily from the benefits of economies of scale realized as a result of the overall growth in the Company's business and continued growth in the Company's information management and systems integration services, which historically incur less operating expenses as a percentage of revenue. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, outside consulting services and office supplies.

DEPRECIATION

     Depreciation expense was $12.1 million in 1995, $7.8 million in 1994 and $6.1 million in 1993. These increases reflect the Company's investment in property and equipment to support growth in its business, including acquisitions.

     In 1994, the Company began a comprehensive re-engineering and consolidation project. As part of this project, management anticipates consolidating the processing function currently being performed in approximately 300 local business offices into approximately 10 regional processing centers. In addition, new computer equipment and proprietary software will be installed in the Company's transaction processing operations. The project did not result in significant increases in depreciation expense and amortization expense in 1995. Management anticipates increases in depreciation expense in 1996 and thereafter in anticipation of the scheduled completion of the project during 1997.

AMORTIZATION


     Amortization of intangible assets, which are primarily associated with the Company's acquisitions, was $13.9 million in 1995, $7.2 million in 1994 and $5.3 million in 1993. The increases are primarily due to increased amortization of goodwill and client lists resulting from acquisitions. Management estimates that intangible assets acquired in connection with 1995 acquisitions accounted for under the purchase method of accounting will increase amortization expense by approximately $1.3 million in 1996. As noted above, Management anticipates that amortization expense in 1996 and thereafter will increase upon the completion of its re-engineering and consolidation project. The Company intends to amortize the software developed in connection with this project over its estimated useful life of seven years.


INTEREST

     Net interest expense was $10.8 million in 1995, $6.3 million in 1994 and $6.6 million in 1993. The increase in 1995 is primarily due to increased borrowings under the Senior Credit Facility to finance acquisitions and the Company's investment in its re-engineering and consolidation project. Management anticipates interest expense will be impacted by interest rate fluctuations, increased borrowings under the Senior Credit Facility to finance future acquisitions and continued investment in the Company's re-engineering and consolidation project.

RESTRUCTURING AND OTHER CHARGES

     During 1994, the Company began a comprehensive re-engineering and consolidation project in order to enhance its ability to provide more effective and efficient business management services to its physician and hospital clients. This project is designed to further enhance the Company's long-term operating efficiency and client service capability. The Company will consolidate its billing and accounts receivable processing function, which is currently operated out of approximately 300 local business offices, into approximately ten regional processing centers. It is currently anticipated that the project will be substantially completed during 1997. As a result of this project, the Company recorded restructuring and other charges of approximately $25 million during 1995, consisting primarily of exit costs ($15.0 million), involuntary severance benefits ($5.0 million) and impairment losses associated with the disposition of property and equipment ($5.0 million).

     In connection with the Atwork, HRI, Consort and MMS mergers, the Company incurred transaction fees, costs and expenses of approximately $6.0 million, $2.0 million, $1.2 million and $2.5 million, respectively. In accordance with the requirements of pooling of interests accounting, the costs associated with these mergers have been reflected in the operating results of the Company for 1995.

     The Company recorded a charge of $12 million in 1995, for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation (see Other Matters) and various putative class action lawsuits which have been filed against the Company, certain of its officers and directors and its lead underwriters from its April 1995 public offering.

     In connection with the Halley acquisition, the Company recorded a $1.8 million charge during 1995 related to the cost of purchased research and development activities related to acquired technology for which technological feasibility had not yet been established and which had no alternative future uses.

     Prior to the Company's merger with MMS, MMS terminated a merger agreement with an unrelated third party. In connection with the termination of this agreement, MMS agreed to pay costs associated with the terminated merger and potential initial public offering of the combined entity. Such costs amounted to approximately $3.7 million and were recorded as a charge in 1995.

INCOME BEFORE INCOME TAXES


     The Company's income before income taxes was 0.2% of revenues in 1995 as compared with 11.7% in 1994 and 9.2% in 1993. The primary reasons for the decrease in 1995 were the restructuring and other charges recorded in 1995 associated with (i) the Company's re-engineering and consolidation project; (ii) four pooling-of-interests transactions consummated in 1995; (iii) the Federal Investigation; and (iv) purchased research and development activities. Excluding restructuring and other charges from all years presented, income before income taxes as a percentage of revenue would have been 12.1%, 12.3% and 9.2%, respectively for 1995, 1994 and 1993.


INCOME TAXES


     The Company's historical effective income tax rates were 358.7%, 34.8% and 33.5% for 1995, 1994 and 1993, respectively. The increase in the effective tax rate for 1995 was primarily attributable to non-deductible merger costs incurred in connection with pooling-of-interest transactions consummated in 1995. On a pro forma basis, assuming Atwork and MMS were "C" corporations for all periods presented, the Company's pro forma effective tax rates were 664.9%, 38.7% and 37.9%, respectively, for 1995, 1994 and 1993. The increase in the Company's pro forma effective tax rate in 1995 resulted primarily from the previously noted non-deductible merger costs.



PRO FORMA NET INCOME (LOSS)



     The Company's pro forma net loss was $4.7 million in 1995 as compared with pro forma net income of $22.9 million and $13.1 million, respectively, in 1994 and 1993. As a percentage of revenue, pro forma net income (loss) was (10.1)% in 1995 as compared with 7.2% and 5.7% in 1994 and 1993, respectively. The decrease in 1995 was primarily attributable to the restructuring and other charges previously discussed. The increase in 1994 as compared with 1993 resulted primarily from economies of scale realized in other operating expenses, changes in compensation paid to the former owners of Atwork as compared to revenue and lower interest expense as a percentage of revenue.



PRO FORMA NET INCOME (LOSS) PER COMMON SHARE



     The weighted average shares outstanding were 49,412,000 in 1995, 45,550,000 in 1994 and 38,057,000 in 1993. The increase in 1995 was primarily caused by the public offering of 4.0 million shares in April 1995. The increase in 1994 as compared with 1993 was primarily the result of the public offering of approximately 6.4 million shares in December 1993. Pro forma net income (loss) per common share was $(0.09) in 1995 as compared with $0.50 and $0.34 in 1994 and 1993, respectively.


COMPLETED ACQUISITIONS

     On January 23, 1995, the Company acquired substantially all of the assets and assumed certain of the related liabilities of Decision Support Group, a healthcare decisions support company located in Burlington, Vermont. Decision Support Group is involved primarily in the development of healthcare decision support systems.

     On March 6, 1995, the Company acquired the outstanding capital stock of Medical Management, Inc. ("MMI") for $8.0 million in cash. MMI provides billing and accounts receivable management services to anesthesiologists.

     On April 28, 1995, the Company acquired the outstanding capital stock of Medical Billing Service ("MBS") and purchased certain assets and assumed the related liabilities of Computers Diversified, Inc. ("CDI") for approximately $15.5 million in cash. MBS and CDI provide integrated claims data processing systems and services to physicians, hospitals and clinics, and had revenue of approximately $12.1 million in 1994.

     On May 19, 1995, the Company acquired the outstanding capital stock of Medical Office Consultants, Inc. ("MOC"). MOC provides billing and accounts receivable management services primarily to urologists.

     On October 23, 1995, the Company acquired the outstanding capital stock of Billing and Professional Services, Inc. ("BAPS"). BAPS provides billing and accounts receivable management services to pathologists.

     On December 20, 1995, the Company acquired the outstanding capital stock of the Halley Exchange, Inc. ("Halley"). Halley is an electronic medical claims clearing house.

     On December 31, 1995, the Company acquired the Receivables Management Division and related consulting services of MedQuist, Inc. ("RMD") for approximately $17.3 million in cash. RMD provides bad debt collection and patient entitlement services to healthcare providers.

     Each of the foregoing acquisitions was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of the acquisitions. The allocations are preliminary and will be adjusted when the necessary information is available.


     On March 17, 1995, the Company acquired Atwork by exchanging eight million shares of common stock for all of the outstanding common stock of Atwork. Atwork provides scheduling and management systems and services to hospitals and emerging integrated healthcare delivery systems and had revenues of approximately $28.3 million in 1994. This transaction has been accounted for using the pooling-of-interests method of accounting and, accordingly, the financial statements of the Company have been restated to reflect the operations of Atwork.



     On August 28, 1995, the Company exchanged approximately 3.3 million shares of its common stock for all of the outstanding shares of common stock of Healthcare Recoveries, Inc. ("HRI"). HRI is a leading provider of subrogation and related recovery services primarily for healthcare payors. Its clients include health maintenance organizations, indemnity insurers, Blue Cross and Blue Shield organizations, third party administrators, self-funded employee health welfare benefit plans, and a multi-specialty physicians group. This transaction has been accounted for as a pooling-of-interests and, accordingly, the financial statements of the Company have been restated to include the operations of HRI.


     On November 22, 1995, the Company exchanged approximately 825,000 shares of its common stock for all of the capital stock of Consort. Consort provides comprehensive radiology information and scheduling systems for hospitals and imaging centers. This transaction has been accounted for as a pooling-of-interests. However, due to the immateriality of Consort's operations, no restatement of historical financial statements has been made.

     On December 29, 1995 the Company acquired MMS by exchanging four million shares of common stock for all of the outstanding common stock of MMS. MMS provides business management services to approximately 1,700 radiologists and radiation oncologists. In addition, MMS owns Managed Imaging, Inc., a management services organization specializing in network formation, administration, marketing, contracting, management and information services to physicians and physician networks in connection with managed care and alternative reimbursement systems. This transaction has been accounted for as a pooling-of-interests and, accordingly, the financial statements of the Company have been restated to include the operations of MMS.

PENDING ACQUISITIONS


     On March 13, 1996, the Company signed a definitive agreement to acquire all of the outstanding capital stock of Rapid Systems Solutions, Inc. ("Rapid Systems") in exchange for 1,135,000 shares of the Company's common stock. Rapid Systems is a client server/systems integration company whose core competencies include: network design, integration and management; database design and development; graphical user interface application design, development and implementation; and strategic systems engineering and computer security. During 1995, Rapid Systems had revenue of $14.7 million. This acquisition, which is to be expected to be accounted for as a pooling of interests, is subject to, among other things, Rapid Systems shareholder approval, and is expected to close in April.

     On March 15, 1996, the Company signed a definitive agreement to acquire all of the outstanding capital stock of BSG Corporation ("BSG") in exchange for approximately 7.5 million shares of the Company's common stock and assumption by the Company of BSG stock options and rights representing approximately 2.7 million additional shares of the Company's common stock. BSG provides information technology and change management services to organizations seeking to transform their operations through the strategic use of client/server and other advanced technologies. During 1995, BSG had revenue of $69.7 million. This acquisition, which is expected to be accounted for as a pooling of interests, is subject to, among other things, BSG shareholder and regulatory approvals, and is expected to close by the end of June.

LIQUIDITY AND CAPITAL RESOURCES


     The Company had working capital of $59.7 million at December 31, 1995, including $4.1 million of cash and cash equivalents.



     Management believes additional working capital is not required to meet its current liquidity needs before acquisitions, internal growth of the business and investments in the Company's re-engineering and consolidation project. The Company produced $29.0 million of operating cash flow ($50.5 million before restructuring and other charges) in 1995. If current operating levels are maintained, management believes that the Company should produce cash flow from operations adequate to meet its liquidity requirements before acquisitions, internal growth of the business and investments in the Company's re-engineering and consolidation project. Any excess will be available to help fund the working capital requirements of internal growth and the Company's re-engineering and consolidation project.


     At December 31, 1995, $128 million of borrowings were outstanding under the $250 million Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at rates ranging from 7.1% to 7.2% and are due in March 1997, and can be extended under certain circumstances with the approval of the banks. Amounts available for borrowing under the Senior Credit Facility may be used for future acquisitions, expansion of the Company's business, and general corporate purposes.

     The Company estimates that each one million dollars of internal revenue growth requires no more than $500,000 of additional capital. The increase in this estimate from prior periods reflects the evolution of the Company's business and operations. If the current rate of internal growth continues at historical operating margins, the Company estimates that its cash flow from operations will be adequate to meet its capital requirements for internal growth. Internal growth may also be funded by the Company's Senior Credit Facility. Management estimates that, at historical operating margins, any borrowings that are incurred for internal growth purposes can be repaid within two years by operating cash flow. Management also believes the Senior Credit Facility will be sufficient to meet any seasonal cash requirements.


     During 1994, the Company began a comprehensive re-engineering and consolidation project. As part of this project, the Company anticipates consolidating the processing function currently being performed in approximately 300 local business offices into approximately ten regional processing centers. The Company purchased computer equipment for approximately $23.5 million in 1995, the majority of which was obtained through a capital lease arrangement, and anticipates purchasing approximately $16 million of additional computer equipment in 1996 and 1997. The Company also incurred software development costs of approximately $29 million in 1995 related to this project and anticipates incurring an additional $17 million in

1996. Additionally, the Company anticipates incurring lease buyout and termination payments, involuntary severance benefits and other cash expenditures of approximately $12 to $17 million during 1996 and 1997 relating to this project. The remaining costs related to the project are expected to be financed through the Company's Senior Credit Facility, future operating cash flows and capital lease financing. During 1995, the Company capitalized approximately $33.3 of software development costs associated with the development or enhancement of software to be used in the processing function of the Company's business management services or otherwise sold externally by the Company.


     Substantially all of the Company's capital expenditures have related either to acquisitions of healthcare business management service companies and technology companies or to the expansion, improvement, or maintenance of existing facilities. The Company has financed its growth through cash flows from operations, the issuance of debt and equity securities and borrowings. Management believes anticipated cash flow from operations and borrowing capacity under the Senior Credit Facility will provide adequate capital resources to support the Company's anticipated long-term financing needs.

OTHER MATTERS


     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of Medaphis' annual revenue, there can be no assurance the Federal Investigation will be resolved promptly, that additional subpoenas or warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon Medaphis. The Company recorded a charge of $12 million in 1995 for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits described below. The charge is intended to cover only the anticipated administrative expenses of the Federal Investigation and the lawsuits and does not include any provision for fines, penalties, damages, assessments, or sanctions that may arise out of such matters.



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



     The Company has restated its consolidated financial statements for the three months and year ended December 31, 1995. The restatement results primarily from a software licensing agreement entered into by Imonics Corporation, a wholly owned subsidiary of the Company ("Imonics"), in December 1995 for which the Company recognized associated license fee revenue in 1995. Subsequent to the issuance of the Company's 1995 consolidated financial statements, management discovered unauthorized correspondence which created a contingency for the license fee payable under this agreement. Such contingency precluded recognition of license fee revenue in 1995 associated with the agreement. The previously recognized license fee revenue and certain other adjustments, previously considered immaterial and not recorded, are included as part of the restatement adjustments to the Company's previously reported results of operations and financial position. The significant effects of the restatement are as follows:



                                                                     AS PREVIOUSLY      AS
                                                                       REPORTED      RESTATED
                                                                     -------------   --------
    FOR THE YEAR ENDED DECEMBER 31, 1995:
    Revenue........................................................    $ 467,747     $463,321
    Salaries and wages.............................................      250,990      253,033
    Other operating expenses.......................................      116,229      117,659
    Income before income taxes.....................................        9,458          918
    Net income (loss)..............................................        2,749       (2,375)
    Pro forma net income (loss)....................................          444       (4,680)
    Pro forma net income (loss) per common share...................         0.01        (0.09)
    AS OF DECEMBER 31, 1995:
    Total current assets...........................................      175,711      170,519
    Total assets...................................................      718,441      712,178
    Total current liabilities......................................      108,536      110,813
    Total liabilities..............................................      350,691      349,552
    Total stockholders' equity.....................................      367,750      362,626



     For additional information, the reader may wish to refer to the Company's Current Report on Form 8-K/A dated June 29, 1996 filed on November 14, 1996, the Company's Current Report on Form 8-K/A-2 dated June 29, 1996 filed on January 10, 1997, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 filed on November 14, 1996, the Company's Current Report on Form 8-K/A dated February 8, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated March 13, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated April 3, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated May 6, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated May 29, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated June 29, 1996 filed on January 10, 1997, the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1996 filed on January 10, 1997 and the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 1996 filed on January 10, 1997.

ITEM 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Medaphis Corporation:



     We have audited the accompanying consolidated balance sheets of Medaphis Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.



     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Medaphis Corporation and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



     As discussed in Note 18, the accompanying 1995 consolidated financial statements have been restated.



Atlanta, Georgia


March 15, 1996


(October 22, 1996 as to Note 18)

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                    1995          1994       1993
                                                                -------------   --------   --------
                                                                (AS RESTATED,
                                                                SEE NOTE 18)
                                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                                               DATA)
Revenue.......................................................    $ 463,321     $319,138   $228,745
                                                                -------------   --------   --------
Salaries and wages............................................      253,033      178,442    130,778
Other operating expenses......................................      117,659       80,096     59,017
Depreciation..................................................       12,055        7,844      6,086
Amortization..................................................       13,894        7,199      5,279
Interest expense, net.........................................       10,812        6,251      6,556
Restructuring and other charges...............................       54,950        1,905         --
                                                                -------------   --------   --------
          Total expenses......................................      462,403      281,737    207,716
Income before income taxes....................................          918       37,401     21,029
Income taxes..................................................        3,293       13,017      7,049
                                                                -------------   --------   --------
          Net income (loss)...................................    $  (2,375)    $ 24,384   $ 13,980
                                                                  =========     ========   ========
Pro forma adjustments, principally income taxes...............    $  (2,305)    $ (1,449)  $   (911)
                                                                -------------   --------   --------
  Pro forma net income (loss).................................    $  (4,680)    $ 22,935   $ 13,069
                                                                  =========     ========   ========
Pro forma net income (loss) per common share..................    $   (0.09)    $   0.50   $   0.34
                                                                  =========     ========   ========
Weighted average shares outstanding...........................       49,412       45,550     38,057
                                                                  =========     ========   ========



                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                            1995           1994
                                                                        -------------   ----------
                                                                        (AS RESTATED,
                                                                        SEE NOTE 18)
                                                                        (IN THOUSANDS, EXCEPT PAR
                                                                               VALUE DATA)
                                              ASSETS
Current Assets:
  Cash and cash equivalents...........................................   $      4,140   $   12,417
  Restricted cash.....................................................         15,340        8,683
  Accounts receivable, billed.........................................         63,996       47,551
  Accounts receivable, unbilled.......................................         73,299       61,994
  Other...............................................................         13,744        9,665
                                                                        -------------   ----------
          Total current assets........................................        170,519      140,310
Property and equipment................................................         90,957       44,289
Intangible assets.....................................................        446,640      367,677
Other.................................................................          4,062        4,125
                                                                        -------------   ----------
                                                                         $    712,178   $  556,401
                                                                            =========    =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable....................................................   $     16,447   $    6,949
  Accrued compensation................................................         20,907       20,985
  Accrued expenses....................................................         64,015       43,583
  Current portion of long-term debt...................................          9,444        7,752
                                                                        -------------   ----------
          Total current liabilities...................................        110,813       79,269
Long-term debt........................................................        144,264      148,261
Other obligations.....................................................         18,901       23,876
Deferred income taxes.................................................         12,199       20,172
Convertible subordinated debentures...................................         63,375       63,375
                                                                        -------------   ----------
          Total liabilities...........................................        349,552      334,953
                                                                        -------------   ----------
Stockholders' Equity:
  Common stock, voting, $.01 par value, 100,000 authorized in 1995 and
     30,000 in 1994; issued and outstanding 50,645 in 1995 and 42,870
     in 1994..........................................................            506          429
  Common stock, nonvoting, $.01 par value, 600 authorized; none issued...........................................................
  Paid-in capital.....................................................        362,109      214,520
  Retained earnings...................................................             11        6,499
                                                                        -------------   ----------
          Total stockholders' equity..................................        362,626      221,448
                                                                        -------------   ----------
                                                                         $    712,178   $  556,401
                                                                            =========    =========



                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                  1995          1994        1993
                                                              -------------   ---------   ---------
                                                              (AS RESTATED,
                                                              SEE NOTE 18)
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................    $  (2,375)    $  24,384   $  13,980
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       25,949        15,043      11,365
  Impairment loss on property and equipment.................        5,035            --          --
  Deferred income taxes.....................................        3,012        12,239       6,586
  Other non-cash charges....................................           --         1,905          --
  Changes in assets and liabilities, excluding effects of
     acquisitions:
     Increase in restricted cash............................       (3,253)       (1,963)       (508)
     Increase in accounts receivable, billed................      (16,222)       (6,542)     (5,040)
     Increase in accounts receivable, unbilled..............      (12,016)       (7,765)     (6,875)
     Increase (decrease) in accounts payable................        8,742         1,368        (155)
     Increase (decrease) in accrued compensation............          (79)        3,871       2,973
     Increase (decrease) in accrued expenses................       26,709        (5,874)      2,107
     Other, net.............................................       (6,450)        1,655         155
                                                                 --------      --------    --------
          Net cash provided by operating activities.........       29,052        38,321      24,588
                                                                 --------      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired..........................      (75,327)     (151,815)    (68,563)
Purchases of property and equipment.........................      (46,633)      (10,754)     (4,213)
Software development costs..................................      (32,559)       (6,384)         --
Other.......................................................           --          (382)       (920)
                                                                 --------      --------    --------
          Net cash used for investing activities............     (154,519)     (169,335)    (73,696)
                                                                 --------      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock......................      125,148         1,528      86,772
Proceeds from borrowings....................................      127,680       121,630      69,819
Payments of long-term debt..................................     (129,419)       (5,625)    (77,940)
Dividends to shareholders of acquired companies.............       (6,219)       (8,059)     (2,686)
                                                                 --------      --------    --------
          Net cash provided by financing activities.........      117,190       109,474      75,965
                                                                 --------      --------    --------
CASH AND CASH EQUIVALENTS
Net change..................................................       (8,277)      (21,540)     26,857
Balance at beginning of year................................       12,417        33,957       8,418
                                                                 --------      --------    --------
Balance at end of year......................................    $   4,140     $  12,417   $  35,275
                                                                 ========      ========    ========


                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                             ---------------------------------------------------------
                                                                            RETAINED
                                                      COMMON                EARNINGS         TOTAL
                                             COMMON   STOCK    PAID-IN    (ACCUMULATED   STOCKHOLDERS'
                                             SHARES   AMOUNT   CAPITAL      DEFICIT)        EQUITY
                                             ------   ------   --------   ------------   -------------
                                                                  (IN THOUSANDS)
Balance at December 31, 1992...............  33,212    $332    $ 86,780     $(19,766)      $  67,346
  Issuance of common stock.................  6,442       64      85,413           --          85,477
  Exercise of stock options................    476        5       1,386           --           1,391
  Pre-merger dividends to former owners....     --       --          --       (2,686)         (2,686)
  Net income...............................     --       --          --       13,980          13,980
  Other....................................     --       --          --         (400)           (400)
                                             ------   ------   --------   ------------   -------------
Balance at December 31, 1993...............  40,130     401     173,579       (8,872)        165,108
  Changes in HRI's stockholders' equity in
     the six months ended June 30, 1994
     (see Note 2)..........................     (9)      --         (76)        (554)           (630)
  Issuance of common stock in
     acquisitions..........................  2,108       21      38,775           --          38,796
  Exercise of stock options................    641        7       2,143           --           2,150
  Pre-merger dividends to former owners....     --       --          --       (8,059)         (8,059)
  Net income...............................     --       --          --       24,384         (24,384)
  Other....................................     --       --          99         (400)           (301)
                                             ------   ------   --------   ------------   -------------
Balance at December 31, 1994...............  42,870     429     214,520        6,499         221,448
  Issuance of common stock.................  4,086       40     120,922           --         120,962
  Conversion of preferred
     stock.................................  2,345       23      11,077           --          11,100
  Issuance of common stock in
     acquisitions..........................     20       --         459           --             459
  Exercise of stock options................    555        6      12,516           --          12,522
  Pre-merger dividends to former owners....     --       --          --       (4,186)         (4,186)
  Net loss, as restated....................     --       --          --       (2,375)         (2,375)
  Other....................................    769        8       2,615           73           2,696
                                             ------   ------   --------   ------------   -------------
Balance at December 31, 1995, as
  restated.................................  50,645    $506    $362,109     $     11       $ 362,626
                                             ======== ======== ========== ============   ============


                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Medaphis Corporation and its subsidiaries (the "Company") including the retroactive effect of all significant mergers which have been accounted for under the pooling-of-interests method of accounting. All significant intercompany transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.


     NATURE OF OPERATIONS. The Company provides business management services and systems primarily to the healthcare industry throughout the United States. The Company historically has not experienced any significant losses related to individual customers or groups of customers in any geographical area.


     PERVASIVENESS OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     REVENUE RECOGNITION. Fees for the Company's business management services are primarily based on a percentage of net collections on clients' patient accounts, and revenue is recognized as such business management services are performed. Accounts receivable, billed, principally represents amounts invoiced to clients. Accounts receivable, unbilled, represents amounts recognized for services rendered but not yet invoiced and is based on the Company's estimate of the fees that will be invoiced when collections on patient accounts are received.

     Revenue from software licenses is generally recognized upon shipment of the products and when no significant contractual obligations remain outstanding. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. The license agreements typically provide for partial payments subsequent to shipment; such terms result in an unbilled receivable at the date the revenue is recognized. Costs related to insignificant vendor obligations are accrued upon recognition of the license revenue. Software maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically one year.


     Revenues from systems integration contracts are recorded on the percentage of completion method of accounting.


     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months.

     RESTRICTED CASH. Restricted cash represents amounts collected on behalf of certain clients, a portion of which is held in trust until remitted to such clients.

     PROPERTY AND EQUIPMENT. Property and equipment, including equipment under capital leases, is stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally four to ten years for furniture and fixtures, five to seven years for equipment, and 20 years for buildings.

     INTANGIBLE ASSETS. Intangible assets are composed principally of goodwill, clients lists and software development costs.

     Goodwill and Clients Lists. Goodwill represents the excess of the cost of the businesses acquired over the fair value of net identifiable assets at the date of the acquisition and is amortized using the straight line method, generally over 25 to 40 years. Client lists are amortized using the straight line method over their estimated useful lives, generally seven to 20 years.

     The Company continually monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through undiscounted expected future cash flows after related interest charges. It is reasonably possible that those estimates of future cash flows will be reduced significantly in the future based on the results of the Company's re-engineering and consolidation plan. As a result, the carrying amount of intangible assets may be reduced materially in the near future. In 1994, a charge of approximately $1.9 million associated with the write-off of a non-compete agreement was recorded by one of the Company's subsidiaries prior to that subsidiary's merger with the Company because the non-compete agreement was deemed to have no value. No impairment losses were recorded by the Company in 1995 or 1993.


     Software Development Costs. Intangible assets include software development costs incurred in the development or the enhancement of software utilized in providing the Company's business management systems and services. Software development costs are capitalized upon the establishment of technological feasibility for each product or process and capitalization ceases when the product or process is available for general release to customers or is put into service. Capitalized software development costs which were primarily associated with the Company's re-engineering and consolidation project were approximately $33.3 million and $6.4 million in 1995 and 1994, respectively. The Company recorded research and development expenses of approximately $1.0 million, $2.8 million and $1.9 million in 1995, 1994 and 1993, respectively.



     Software development costs are amortized using the straight line method over the remaining estimated economic life of the assets, which is generally four to seven years. Amortization expense related to the Company's capitalized software costs totaled $1.9 million for 1995 and $0 for 1994 and 1993, respectively.



     INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" between financial statement carrying amounts and the tax bases of existing assets and liabilities. The measurement of deferred tax assets and liabilities is predominantly determined by reference to the tax laws and changes to such laws. Management includes the consideration of future events to assess the likelihood that tax benefits will be realized in the future.


     PRO FORMA PROVISION FOR INCOME TAXES. The Company has acquired certain entities in merger transactions accounted for as poolings of interests, which prior to the mergers had elected "S" corporation status for income tax purposes. As a result of the mergers, these acquired entities terminated their "S" corporation elections. Pro forma provision for income taxes, taken together with reported income tax expense, presents the combined pro forma tax expense of such entities as if they had been "C" corporations during the periods presented.


     PRO FORMA NET INCOME (LOSS) PER COMMON SHARE. Pro forma net income (loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding, as applicable, during the period. Common stock equivalents include the dilutive effect of the assumed exercise of certain outstanding stock options and conversion of the Redeemable Convertible Preferred Stock of HRI which was converted into common stock in the Company's merger with HRI. Fully diluted pro forma net income (loss) per common share is not presented as it is not materially different from primary pro forma net income (loss) per common share. The Company's convertible subordinated debentures were not considered common stock equivalents at issuance and are included in the computation of fully diluted pro forma net income per common share.

2.  BUSINESS COMBINATIONS

     From January 1, 1993 through December 31, 1995, the Company acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses which were accounted for using the purchase method of accounting:


                        COMPANY ACQUIRED                       CONSIDERATION   ACQUISITION DATE
    ---------------------------------------------------------  -------------   ----------------
                                                                        (IN THOUSANDS)
    Receivables Management Division of MedQuist, Inc.........    $  17,300     December 1995
    The Halley Exchange, Inc.................................            *     December 1995
    Billing and Professional Services, Inc...................            *     October 1995
    Medical Office Consultants, Inc..........................            *     May 1995
    Computers Diversified, Inc...............................       15,500     April 1995
    Medical Management, Inc..................................        8,000     March 1995
    Decision Support Group...................................            *     January 1995
    Imonics Corporation......................................       32,200     December 1994
    John Rex, Inc. ("Anescor")...............................        6,000     December 1994
    AdvaCare, Inc............................................      101,600     November 1994
    Marmac Management, Inc...................................            *     September 1994
    Central Billing Services, Inc............................       19,700     September 1994
    Omni Medical Systems, Inc................................            *     August 1994
    Physician Billing, Inc...................................       13,000     July 1994
    Medical Management Resources, Inc........................       11,000     July 1994
    Consolidated Medical Services, Inc.......................            *     June 1994
    Northwest Creditors Service, Inc.........................        6,600     June 1994
    Managed Practice Division of Datamedic Corporation.......        5,000     April 1994
    Practice Management Division of CyCare Systems, Inc......       24,000     November 1993
    Gottlieb's Financial Services, Inc.......................       31,000     September 1993
    Medical Management of New England, Inc...................       14,200     July 1993


---------------


* Consideration not material



     Each of the foregoing acquisitions has been recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The allocation of the purchase price of the 1995 acquisitions is preliminary and will be adjusted when the necessary information is available. The operating results of the acquired businesses are included in the Company's consolidated statements of income from the respective dates of acquisition.



     In addition to the foregoing acquisitions, the Company acquired four businesses in 1995 which were accounted for using the pooling-of-interests method of accounting. Following is a list of the businesses acquired and the shares exchanged:


                                                                 SHARES
                         COMPANY ACQUIRED                       EXCHANGED   ACQUISITION DATE
    ----------------------------------------------------------  ---------   ----------------
    Medical Management Sciences, Inc. ("MMS").................  4,000,000   December 1995
    Consort Technologies, Inc. ("Consort")....................    825,000   November 1995
    Healthcare Recoveries, Inc. ("HRI").......................  3,265,000   August 1995
    Automation Atwork Companies ("Atwork")....................  8,000,000   March 1995


     Since these acquisitions have been recorded using the pooling-of-interests method of accounting, no adjustment has been made to the historical carrying amounts of assets acquired and liabilities assumed. The accompanying consolidated financial statements have been restated to include the financial position and operating results of Atwork, HRI and MMS for all periods prior to the mergers. No restatement has been made for the financial position and operating results of Consort prior to January 1, 1995, the beginning of the fiscal year in which the acquisition was consummated, due to their immateriality.

     Prior to its merger with the Company, HRI reported on a fiscal period ending June 30. HRI's operating results for the period ended June 30, 1994 were combined with the Company's financial operating results of the year ended December 31, 1993. HRI's financial position and operating results for 1995 and 1994, which were restated to a calendar year basis, were combined with the Company's financial position and operating results as of and for the years ended December 31, 1995 and 1994. Accordingly, HRI's operating results for the six months ended June 30, 1994 were duplicated in each of the years ended December 31, 1994 and 1993. HRI's revenues and net income for that six-month period were $7,822,000 and $755,000, respectively. Consolidated retained earnings has been reduced by $554,000 which represents HRI's net income applicable to common stockholders for the six months ended June 30, 1994 in order to eliminate the duplication of income applicable to common stockholders for that period in the retained earnings balance.



     A reconciliation of revenue, pro forma net income (loss) and pro forma net income (loss) per common share of the Company, as previously reported, Atwork, HRI, MMS and combined, including the pro forma provision for Atwork and MMS income taxes, is as follows (in thousands, except per share data):



                                                                    1994           1993
                                                                  --------       --------
     Revenue:
       Medaphis, as previously reported.........................  $253,490       $169,518
       Atwork...................................................    28,323         20,574
       HRI......................................................    16,604         14,840
       MMS......................................................    20,721         23,813
                                                                  --------       --------
       Combined.................................................  $319,138       $228,745
                                                                  ========       ========
     Pro forma net income:
       Medaphis, as previously reported.........................  $ 17,429       $  9,153
       Atwork...................................................     4,248             72
       HRI......................................................     1,698          1,455
       MMS......................................................     1,009          3,300
       Pro forma provision for Atwork and MMS income taxes......    (1,449)          (911)
                                                                  --------       --------
       Combined.................................................  $ 22,935       $ 13,069
                                                                  ========       ========
     Pro forma net income per common share:
       Medaphis, as previously reported.........................  $    .58       $    .40
                                                                  ========       ========
       Combined.................................................  $    .50       $    .34
                                                                  ========       ========



     The following unaudited pro forma financial information presents the results of the Company for the years ended December 31, 1995 and 1994, as if the above referenced acquisitions recorded using the purchase and the pooling-of-interest methods of accounting had occurred on January 1, 1994. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the period presented and is not necessarily indicative of operating results to be expected in future periods.



                                                                        1995       1994
                                                                      --------   --------
                                                                        (IN THOUSANDS,
                                                                       EXCEPT PER SHARE
                                                                             DATA)
     Revenue........................................................  $486,000   $449,279
     Net income (loss)..............................................    (1,526)    18,725
     Net income (loss) per common share.............................     (0.04)      0.38


     On March 13, 1996, the Company announced that it had signed a definitive agreement to acquire all of the outstanding capital stock of Rapid Systems Solutions, Inc. ("Rapid Systems") in exchange for 1,135,000 shares of the Company's common stock. Rapid Systems is a client/server systems integration company whose core competencies include: network design, integration and management; database design and development; graphical user interface application design, development and implementation; and strategic systems engineering and computer security. During 1995, Rapid Systems had revenue of $14.7 million. This acquisition, which is expected to be accounted for as a pooling of interests, is subject to, among other things, Rapid Systems shareholder approval, and is expected to close in early April.

     On March 15, 1996, the Company signed a definitive agreement to acquire all of the outstanding capital stock of BSG Corporation ("BSG") in exchange for approximately 7.5 million shares of the Company's common stock and assumption by the Company of BSG stock options and rights representing approximately 2.7 million additional shares of the Company's common stock. BSG provides information technology and change management services to organizations seeking to transform their operations through the strategic use of client/server and other advanced technologies. During 1995, BSG had revenue of $69.7 million. This acquisition, which is expected to be accounted for as a pooling of interests, is subject to, among other things, BSG shareholder and regulatory approvals, and is expected to close by the end of June.

     The following unaudited pro forma financial information presents the results of the Company for the years ended December 31, 1995 and 1994, as if the above referenced acquisitions recorded using the purchase and the pooling-of-interest methods of accounting had occurred (including the two pending mergers) January 1, 1994. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the period presented and is not necessarily indicative of operating results to be expected in future periods (in thousands, except per share data).


                                                                           1995         1994
                                                                         --------     --------
Revenue................................................................  $570,385     $503,744
Net income (loss)......................................................    (1,883)      20,519
Net income (loss) per common share.....................................  $  (0.03)    $   0.36


     A reconciliation of revenue and pro forma net income of the Company, as previously reported, HRI, MMS and Consort for the period from January 1, 1995 through the end of the quarter immediately preceding the date of acquisition is as follows:

                                                                    6 MONTHS     9 MONTHS
                                                                     ENDED         ENDED
                                                                    JUNE 30,   SEPTEMBER 30,
                                                                      1995         1995
                                                                    --------   -------------
                                                                         (IN THOUSANDS)
    Revenue
      Medaphis, as previously reported............................  $205,339     $ 327,866
      HRI.........................................................    10,183            --
      MMS.........................................................    10,204        14,625
      Consort.....................................................     1,781         2,805
                                                                    --------      --------
      Combined....................................................  $227,507     $ 345,296
                                                                    ========      ========
    Pro forma net income (loss)
      Medaphis, as previously reported............................  $ (4,686)    $  (2,601)
      HRI.........................................................     1,012            --
      MMS.........................................................     1,170           185
      Consort.....................................................       320           455
                                                                    --------      --------
      Combined....................................................  $ (2,184)    $   1,961
                                                                    ========      ========

3.  PROPERTY AND EQUIPMENT


     Property and equipment consists of the following:

                                                                           1995         1994
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Land...................................................................  $  2,873     $  2,873
Buildings..............................................................     9,839        7,841
Furniture and fixtures.................................................    16,144       13,187
Equipment..............................................................    88,705       39,290
Other..................................................................     5,228        2,838
                                                                         --------     --------
                                                                          122,789       66,029
Less accumulated depreciation..........................................    31,832       21,740
                                                                         --------     --------
                                                                         $ 90,957     $ 44,289
                                                                         ========     ========

4.  INTANGIBLE ASSETS

     Intangible assets consist of the following:


                                                                         1995       1994
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Goodwill.........................................................  $360,544   $302,955
    Client lists.....................................................    51,658     51,942
    Software development costs.......................................    61,651     26,041
    Other............................................................     1,280      1,280
                                                                       --------   --------
                                                                        475,133    382,218
    Less accumulated amortization....................................    28,493     14,541
                                                                       --------   --------
                                                                       $446,640   $367,677
                                                                       ========   ========


5.  ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                                          1995      1994
                                                                         -------   -------
                                                                          (IN THOUSANDS)
    Accrued costs of businesses acquired...............................  $13,582   $17,151
    Funds due clients..................................................   12,757     6,893
    Deferred revenue...................................................   10,873     9,709
    Accrued legal costs................................................    8,152     1,051
    Accrued restructuring and severance costs..........................    7,801        --
    Interest...........................................................    2,914     2,317
    Other..............................................................    7,936     6,461
                                                                         -------   -------
                                                                         $64,015   $43,582
                                                                         =======   =======

6.  LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                         1995       1994
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Borrowings under Senior Credit Facility..........................  $128,000   $120,714
    Capital lease obligations, weighted average effective interest
      rates of 8.4% and 9.1%.........................................    23,407     14,232
    Deferred purchase price relating to acquisitions.................        --     15,672
    Other............................................................     2,301      5,395
                                                                       --------   --------
                                                                        153,708    156,013
    Less current portion.............................................     9,444      7,752
                                                                       --------   --------
                                                                       $144,264   $148,261
                                                                       ========   ========


     At December 31, 1995, the Company had a $250 million revolving credit agreement ("Senior Credit Facility") which was composed of a $240 million revolving credit line and a $10 million cash management line with a seven-bank syndicate to finance future acquisitions, working capital and other general corporate needs. The Company has the option of making "LIBOR" based loans or "base rate" loans under the Senior Credit Facility. LIBOR based loans bear interest at LIBOR for the then current interest period plus amounts varying from 1 1/4% to 1 3/4% based on the Company's financial performance. Base rate loans bear interest equal to prime. At December 31, 1995, the Company had LIBOR based loans outstanding at interest rates ranging from 7.1% to 7.2%. The Senior Credit Facility contains, among other things, financial covenants which require the Company to maintain certain financial ratios. The Company was in compliance with all covenants as of December 31, 1995.

     The Senior Credit Facility expires in March 1997 and can be extended one year at each anniversary date through March 2000 with the consent of the banks. Borrowings under the Senior Credit Facility are secured by the stock of the Company's subsidiaries.

     In April 1995, the Company used the net proceeds of its fourth public offering to repay indebtedness of approximately $121 million then outstanding under the Senior Credit Facility.


     The Company's capital leases consist principally of leases for equipment. As of December 31, 1995 and 1994, the net book value of equipment subject to capital leases totaled $20.0 million and $12.1 million, respectively.


     The carrying amounts of long-term debt and capital lease obligations reflected in the consolidated balance sheets approximate fair value of such instruments due to the variable rate nature of the long-term debt and the fixed rates on the capital lease obligations which approximate market rates.

     The aggregate maturities of long-term debt and capital lease obligations are as follows (in thousands):

    1996......................................................................  $  9,444
    1997......................................................................   135,614
    1998......................................................................     5,860
    1999......................................................................     1,748
    2000......................................................................       230
    Thereafter................................................................       812

7.  CONVERTIBLE SUBORDINATED DEBENTURES

     The Company issued $63.4 million of 6 1/2% convertible subordinated debentures to finance the acquisition of CompMed, Inc. The debentures are due on January 1, 2000. The debenture holders may convert the debentures into shares of the Company's common stock at a conversion price of $14.00 per share. In 1995, the

Company gave notice of its intent to redeem the debentures on January 1, 1996. Such notice triggered the conversion right of the debenture holders through the date of the redemption. All of the debenture holders exercised their conversion right effective January 1, 1996 and as a result, approximately 4.5 million shares were issued in the conversion in 1996. The fair value of these convertible subordinated debentures was approximately $170 million at December 31, 1995, based on the market price of Medaphis common stock into which the debentures were converted on January 1, 1996. Pro forma net loss per common share, assuming the debentures had been converted on January 1, 1995, and assuming the repayment of indebtedness outstanding under the Senior Credit Facility associated with the Company's April 1995 public offering had occurred on January 1, 1995 (see Note 6) would have been $(0.01) per share.


8.  LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases which expire at various dates through 2008. Rent expense was $19.5 million, $12.1 million and $8.8 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

    1996.......................................................................  $18,052
    1997.......................................................................   14,776
    1998.......................................................................   12,623
    1999.......................................................................    7,443
    2000.......................................................................    5,282
    Thereafter.................................................................    6,020

9.  INCOME TAXES

     Income tax expense is comprised of the following:


                                                                 1995      1994      1993
                                                                -------   -------   -------
                                                                      (IN THOUSANDS)
    Current:
      Federal.................................................  $    --   $   158   $    59
      State...................................................    1,667       407       301
    Deferred:
      Federal.................................................    2,156    10,914     6,123
      State...................................................     (530)    1,538     1,023
    Valuation allowance.......................................       --        --      (457)
                                                                -------   -------   -------
    Income taxes..............................................    3,293    13,017     7,049
    Pro forma provision for income taxes......................    2,811     1,449       911
                                                                -------   -------   -------
                                                                $ 6,104   $14,466   $ 7,960
                                                                =======   =======   =======



     In 1995 the Company acquired Atwork, Consort and MMS in merger transactions which were accounted for under the pooling-of-interests method of accounting. Prior to the mergers, these entities had elected "S" corporation status for income tax purposes. As a result of the mergers, the entities terminated their "S" corporation elections. Pro forma net income and pro forma net income per common share are presented in the consolidated statements of income as if each of these entities had been a "C" corporation during the periods presented.

     A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax expense is as follows:


                                                                 1995      1994      1993
                                                                -------   -------   -------
                                                                      (IN THOUSANDS)
    Income tax expense at federal statutory rate..............  $   321   $13,090   $ 7,360
    State taxes, net of federal benefit.......................      408     2,032     1,197
    Goodwill..................................................    1,298       380       202
    Deal costs................................................    5,623        --        --
    Other items not deductible for tax purposes...............      414       166        73
    Research and development tax credits......................       --      (596)     (314)
    Valuation allowance.......................................       --        --      (457)
    Other.....................................................   (1,960)     (606)     (101)
                                                                -------   -------   -------
                                                                $ 6,104   $14,466   $ 7,960
                                                                =======   =======   =======


     In 1995, the effects of changes in the Company's assessment of the tax consequences of certain matters comprise substantially all of "other" in the above rate reconciliation.

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes as of December 31, 1995 and 1994 are as follows:


                                                                         1995       1994
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Net operating loss carryforwards.................................  $ 50,479   $ 41,607
    Valuation allowance..............................................   (15,248)   (10,476)
    Accounts receivable, unbilled....................................   (24,842)   (21,763)
    Depreciation and amortization....................................   (34,472)   (14,057)
    Accrued expenses.................................................    20,490      1,022
    Other deferred tax liabilities...................................    (8,606)   (16,505)
                                                                       --------   --------
                                                                       $(12,199)  $(20,172)
                                                                       ========   ========


     The valuation allowance relates primarily to the uncertainty of the realizability of net operating loss carryforwards assumed in certain business combinations. The change in the valuation allowance during 1995 relates primarily to the finalization of the purchase price allocation of an entity acquired in 1994.


     As of December 31, 1995, the Company had federal net operating loss carryforwards for income tax purposes of approximately $129 million which expire at various dates between 1999 and 2010. The Internal Revenue Code may impose substantial limitations on the use of net operating loss carryforwards upon the occurrence of an "ownership change." The Company has experienced four ownership changes which have established maximum annual limitations on income against which net operating losses incurred prior to the ownership changes may be offset. However, because the limitation operates in a cumulative manner and in previous years the Company did not utilize net operating losses, the Company has approximately $90 million in cumulative unutilized net operating losses available in 1996. In future years, currently unavailable net operating losses will become available to offset income prior to the date of their expiration.



10.  COMMON STOCK


     On May 3, 1995, the Company's Board of Directors declared a two-for-one stock split of the outstanding shares of common stock. The stock split was effected in the form of a stock dividend payable on May 31, 1995 to stockholders of record as of May 24, 1995. The effect of the stock split has been retroactively applied to all periods presented in the accompanying consolidated financial statements.

     On April 12, 1995, the Company completed a fourth public offering of its common stock in which 4,244,000 shares were sold at $31.75 per share. The Company sold 4,000,000 shares of its common stock and 244,000 shares of common stock were sold on behalf of certain of the Company's stockholders. The net proceeds to the Company were approximately $121 million.

     On December 2, 1993, the Company completed a third public offering of its common stock in which 6,900,000 shares were sold at $14.00 per share. The Company sold 6,442,000 shares of its common stock and 458,000 shares of common stock were sold on behalf of certain of the Company's stockholders. The net proceeds to the Company were approximately $85.5 million.

     On March 16, 1994, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation thereby increasing the number of authorized shares of the Company's voting common stock from 30 million to 100 million shares.


11.  COMMON STOCK OPTIONS AND STOCK AWARDS



     The Company has several stock option plans including a NonQualified Stock Option Plan and a NonQualified Stock Option Plan for Employees of Acquired Companies ("NonQualified Stock Option Plans"). Stock options outstanding at December 31, 1995 under the Stock Option Plans permit employees to purchase up to 6,675,202 shares of the Company's common stock. Granted options expire 11 years after the date of grant and are generally exercisable based on a five year vesting period. Options outstanding at December 31, 1995 were granted at prices ranging from $1.14 to $59.44 per share, of which 1,834,033 were exercisable at that date. Options were exercised during 1995 with grant prices ranging from $1.14 to $21.36 per share. As of December 31, 1995, 682,006 shares were available for future grants under these plans.



     Activity related to the NonQualified Stock Option Plans is summarized as follows (in thousands):



                                                                      1995    1994    1993
                                                                      -----   -----   -----
    Options outstanding as of January 1.............................  5,168   4,241   1,725
    Granted:
      To employees..................................................  1,540   1,026   1,009
      Relating to acquisitions......................................    654     778   1,678
    Canceled........................................................   (222)   (292)    (35)
    Exercised.......................................................   (465)   (585)   (136)
                                                                      -----   -----   -----
    Options outstanding as of December 31...........................  6,675   5,168   4,241
                                                                      =====   =====   =====



     The Company has a Senior Executive NonQualified Stock Option Plan which permits certain of the Company's executive officers to purchase up to an aggregate of 550,746 shares of the Company's common stock at $2 per share. All options available for grant under this plan have been granted, expire January 16, 2001 and are currently exercisable. As of December 31, 1995, 230,000 options issued under this plan have been exercised (none during 1995 or 1994).



     In 1994, the disinterested members of the Company's Board of Directors approved the Medaphis Corporation Restricted Stock Plan (the "Restricted Plan") for executive officers. The plan was approved by the Company's shareholders at the annual shareholders' meeting in 1995. The Restricted Plan authorized the award of 249,000 shares of $0.01 par value of common stock to certain of the executive officers of the Company. The restricted stock vests ratably over a four year period from the date of award. Vesting may be accelerated if certain performance goals are achieved. One of these performance goals was achieved based on 1995 results of operations, and accordingly, 50% of the awards made under this plan have vested.



     In 1994 the Company adopted a Non-Employee Director Stock Option Plan ("Director Plan") for non-employees who serve on the Company's Board of Directors. The plan was approved by the Company's shareholders at the annual shareholders' meeting in 1995. The Director Plan provides for an initial grant of 10,000 options at a strike price corresponding to the date on which the non-employee director is elected or appointed to the Board of Directors. Additionally, each non-employee receives an annual grant of 2,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan vest over a five year period and expire 11 years from the date of grant. As of December 31, 1995, 48,000 options were outstanding under the Director Plan at strike prices ranging from $15.74 to $29.83 per share. No exercises occurred in 1995 and as of December 31, 1995 52,000 shares were available for future grants under this plan.


     On March 4, 1996 the disinterested members of the Company's Board of Directors approved the Medaphis Corporation Re-engineering, Consolidation and Business Improvement Cash Incentive Plan ("Re-engineering Incentive Plan") and the Company granted 155,749 units pursuant to the provisions of the plan to certain key employees of the Company. The Re-engineering Incentive Plan provides for the payment of cash bonuses to participants if certain performance goals related to the Company's re-engineering and consolidation project are achieved and certain general business improvement milestones are satisfied. Awards under the plan are based on units awarded to each participant. If the performance goals specified in the Re-engineering Incentive Plan are achieved and the awards vest, the value of each unit will equal the average price of the Company's common stock during the ten trading days immediately preceding such vesting date. At the point it becomes probable that the performance goals and milestones will be met, the Company will begin to accrue for the full amount of these bonuses. All awards made under the plan, to the extent they remain unvested, terminate on December 31, 1997.

12.  EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans, a percentage of which are matched by the Company. The Company's contribution expense was $2.3 million, $1.3 million and $349,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company maintains a noncontributory money purchase pension plan which covers substantially all employees who are retained by the Company primarily to service specific physician clients. Contributions are determined annually by the Company not to exceed the maximum amount deductible for federal income tax purposes. The Company's contribution to the plan was $1.0 million in 1995, $0.7 million in 1994 and $1.1 million in 1993.

13.  RESTRUCTURING AND OTHER CHARGES

     During July 1994, the Company began a comprehensive re-engineering and consolidation project in order to enhance its ability to provide more effective and efficient business management services to its clients.

     In January 1995, Management approved a restructuring plan relating to the consolidation project. Substantially all of the Company's local business offices at the commitment date were leased. Business offices will be exited in accordance with the guidelines established in the Company's restructuring plan. The Company will negotiate lease buyouts and subleasing arrangements with lessors, where possible, to mitigate its remaining contractual obligations under lease agreements. The re-engineering project is expected to be substantially completed during 1997.

     A description of the type and amount of exit costs recorded at the commitment date and subsequently incurred are as follows:

                                                                       INCURRED       RESERVE
                                                                       THROUGH        BALANCE
                                                           INITIAL   DECEMBER 31,   DECEMBER 31,
                                                           RESERVE       1995           1995
                                                           -------   ------------   ------------
                                                                      (IN THOUSANDS)
    Lease termination costs..............................  $ 6,726      $  736        $  5,990
    Incremental costs associated with discontinued client
      contracts..........................................    5,488         797           4,691
    Other................................................    2,823       1,035           1,788
                                                           -------   ------------   ------------
                                                           $15,037      $2,568        $ 12,469
                                                           =======   ==========     ==========

     In January 1995, Management of the Medaphis Physician Services Corporation formalized an involuntary severance benefit plan. The Company recorded a charge of approximately $5.0 million in 1995 in accordance with Statement of Financial Accounting Standards No. 112, to reflect the expense for employees' rights to involuntary severance benefits that have accumulated to date. Involuntary severance costs charged against the liability were approximately $745,000 for the year ended December 31, 1995.

     In January 1995, the Company assessed the recoverability of its long lived assets and recorded an impairment loss of approximately $5.0 million related to property and equipment that will be disposed of as a result of the restructuring plan.

     In connection with the Atwork, HRI, Consort and MMS mergers, the Company incurred transaction fees, costs and expenses of approximately $6.0 million, $2.0 million, $1.2 million and $2.5 million, respectively. In accordance with the requirements of pooling of interests accounting, these costs have been reflected in the operating results for 1995.

     The Company recorded a charge of $12 million in 1995 for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and various putative class action lawsuits which have been filed against the Company, certain of its officers and directors and its lead underwriters from its April 1995 public offering.

     In connection with the Halley acquisition, the Company recorded a $1.8 million charge related to the cost of purchased research and development activities related to acquired technology for which technological feasibility had not yet been established and which had no alternative future uses.

     Prior to the Company's merger with MMS, MMS terminated a merger agreement with an unrelated third party. In connection with the termination of this agreement, MMS agreed to pay costs associated with the planned merger and potential initial public offering of the combined entity. Such costs amounted to approximately $3.7 million and were recorded as a charge in 1995.

14.  CERTAIN LEGAL MATTERS


     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of

Medaphis' annual revenue, there can be no assurance that the Federal Investigation will be resolved promptly, that additional subpoenas or warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon the Company. The Company recorded a charge of $12 million in 1995 for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits described below. The charge is intended to cover only the anticipated administrative expenses of the Federal Investigation and the lawsuits and does not include any provision for fines, penalties, damages, assessments, or sanctions that may arise out of such matters.



     Following the announcement of the Federal Investigation, Medaphis, various of its officers and directors and the lead underwriters associated with Medaphis' public offering of common stock in April 1995 were named as defendants in putative shareholder class action lawsuits filed in the Federal District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of common stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint ("Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint which argued that the Complaint failed to state a claim upon which relief may be granted. The Company believes that it has meritorious defenses to this action and intends to assert them vigorously.


15.  CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:


                                                                1995       1994      1993
                                                               -------   --------   -------
                                                                      (IN THOUSANDS)
    Non-cash investing and financing activities:
      Liabilities assumed in acquisitions....................  $11,454   $108,781   $23,799
      Additions to capital lease obligations.................   17,377      5,356     2,352
      Common stock issued in conjunction with acquisitions...      459     38,796        --
    Cash paid for:
      Interest...............................................   10,579      6,599     4,364
      Income taxes...........................................    2,785        375       397

16.  LINES OF BUSINESS

     The Company operates in two major lines of business: Services (providing healthcare business management services to physicians, hospitals and payors) and Technology Systems (principally systems integration services and computer software and hardware sales). Total revenue by segment includes only sales to unaffiliated customers as reported in the Company's consolidated statements of income. Operating profit is total revenue less operating expenses. Corporate items include interest income and expense and other general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred financing costs, fixed assets, miscellaneous prepaids and receivables and real estate purchased in an acquisition. Information concerning operations in these lines of business is as follows:


                                                               1995       1994       1993
                                                             --------   --------   --------
    Revenue
      Services.............................................  $401,666   $291,452   $208,808
      Technology systems...................................    63,195     28,407     20,574
      Corporate and eliminations...........................    (1,540)      (721)      (637)
                                                             --------   --------   --------
                                                             $463,321   $319,138   $228,745
                                                             ========   ========   ========
    Operating Profit(1)
      Services.............................................  $ 54,010   $ 48,339   $ 32,541
      Technology systems...................................    24,757      3,768         70
      Corporate............................................   (12,087)    (6,550)    (5,026)
                                                             --------   --------   --------
                                                             $ 66,680   $ 45,557   $ 27,585
                                                             ========   ========   ========
    Interest expense, net..................................  $ 10,812   $  6,251   $  6,556
    Restructuring and other charges........................    54,950      1,905         --
                                                             --------   --------   --------
    Income before income taxes.............................  $    918   $ 37,401   $ 21,029
                                                             ========   ========   ========
    Identifiable Assets
      Services.............................................  $548,410   $496,074   $281,519
      Technology systems...................................   151,071     54,902      7,573
      Corporate............................................    12,697      5,425     29,833
                                                             --------   --------   --------
                                                             $712,178   $556,401   $318,925
                                                             ========   ========   ========
    Depreciation and Amortization
      Services.............................................  $ 21,194   $ 14,454   $ 10,883
      Technology systems...................................     4,196        405        364
      Corporate............................................       559        184        118
                                                             --------   --------   --------
                                                             $ 25,949   $ 15,043   $ 11,365
                                                             ========   ========   ========
    Capital Expenditures
      Services.............................................  $ 28,304   $  8,724   $  3,726
      Technology systems...................................    16,780      1,304        320
      Corporate............................................     1,549        726        167
                                                             --------   --------   --------
                                                             $ 46,633   $ 10,754   $  4,213
                                                             ========   ========   ========


---------------


(1) Does not include any allocation of interest income and expense and general corporate expenses. Also excludes restructuring and other charges in 1995 and 1994 as follows: Services, $45.2 million and $1.9 million; Technology, $9.75 million and zero.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                     QUARTER ENDED
                                                 -----------------------------------------------------
                                                 MARCH 31    JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                 --------    --------    ------------    -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
Revenue........................................  $110,085    $117,422      $117,789        $ 118,025
Pro forma net income (loss)....................   (11,881)      9,697           223           (2,719)
Pro forma net income (loss) per common share...  $   (.27)   $   0.18      $     --        $   (0.05)
Weighted average shares outstanding............    43,812      53,141        52,299           50,730
1994
Revenue........................................  $ 68,249    $ 74,629      $ 81,712        $  94,548
Pro forma net income...........................     4,739       5,745         6,330            6,121
Pro forma net income per common share..........  $   0.11    $   0.13      $   0.14        $    0.13
Weighted average shares outstanding............    45,114      44,994        45,238           46,788



18.  RESTATEMENT OF 1995 CONSOLIDATED FINANCIAL STATEMENTS



     The Company has restated its consolidated financial statements for the three months and year ended December 31, 1995. The restatement results primarily from a software licensing agreement entered into by Imonics Corporation, a wholly owned subsidiary of the Company ("Imonics"), in December 1995 for which the Company recognized associated license fee revenue in 1995. Subsequent to the issuance of the Company's 1995 consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, management discovered unauthorized correspondence which created a contingency for the license fee payable under this agreement. Such contingency precluded recognition of license fee revenue in 1995 associated with this agreement. The previously recognized license fee revenue and certain other adjustments, previously considered immaterial and not recorded, are included as part of the restatement adjustments to the Company's previously reported results of operations and financial position. The significant effects of the restatement are as follows:



                                                                         AS PREVIOUSLY      AS
                                                                           REPORTED      RESTATED
                                                                         -------------   --------
FOR THE YEAR ENDED DECEMBER 31, 1995:
Revenue................................................................    $ 467,747     $463,321
Salaries and wages.....................................................      250,990      253,033
Other operating expenses...............................................      116,229      117,659
Income before income taxes.............................................        9,458          918
Net income (loss)......................................................        2,749       (2,375)
Pro forma net income (loss)............................................          444       (4,680)
Pro forma net income (loss) per common share...........................         0.01        (0.09)
AS OF DECEMBER 31, 1995:
Total current assets...................................................      175,711      170,519
Total assets...........................................................      718,441      712,178
Total current liabilities..............................................      108,536      110,813
Total liabilities......................................................      350,691      349,552
Total stockholders' equity.............................................      367,750      362,626

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


     (a)  1. Financial Statements


          The following consolidated financial statements of Medaphis Corporation and its subsidiaries, included in the Annual Report to Stockholders for the year ended December 31, 1995, are in Part II, Item 8 of this document:



           Independent Auditors' Report;



           Consolidated Statements of Income -- years ended December 31, 1995 (as restated), 1994 and 1993;



           Consolidated Balance Sheets -- as of December 31, 1995 (as restated) and 1994;



           Consolidated Statements of Cash Flows -- years ended December 31, 1995 (as restated), 1994 and 1993;



           Consolidated Statements of Stockholders' Equity -- years ended December 31, 1995 (as restated), 1994 and 1993; and



           Notes to Consolidated Financial Statements.


     2. Financial Statement Schedule

          Included in Part IV of the report:


           Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 1995 (as restated), 1994 and 1993.


     3. Exhibits


EXHIBIT
  NO.                                              DOCUMENT
-------       -----------------------------------------------------------------------------------
  2.1     --  Merger Agreement, dated as of July 21, 1993, by and between Registrant, MED
              Acquisition Corp. and Medical Management of New England, Inc. (incorporated by reference to Exhibit 2.1, and incorporated by reference, to Registration Statement on Form S-3, File No. 33-71552).
  2.2     --  Acquisition and Merger Agreement, dated as of September 1, 1993, by and among
              Registrant, MedSub, Inc., Gottlieb's Financial Services, Inc. and Asset Management
              of Jacksonville, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 13, 1993).
  2.3     --  Asset Purchase Agreement, dated as of October 20, 1993, by and among Registrant,
              Medaphis Physicians Services Corporation and CyCare Systems, Inc. (incorporated by reference to Exhibit 2, to Current Report on Form 8-K filed on October 21, 1993).
  2.4     --  Processing Agreement by and between Medaphis Physician Services Corporation and
              CyCare Systems, Inc. (incorporated by reference to Exhibit 2.4 to Annual Report
              Form 10-K for the year ended December 31, 1993, File No. 000-19480).
  2.5     --  Asset Purchase Agreement between Medaphis Physician Services Corporation and
              Datamedic Corporation (incorporated by reference to Exhibit 2 to Quarterly Report on Form 10-Q for the quarterly report period ended March 31, 1994).
  2.6     --  Stock Purchase Agreement, dated May 31, 1994 between AssetCare, Inc.,
              Learner-Eureka, Inc., Northwest Creditors Service, Inc., and Merchants Collection
              Association of San Francisco, Inc. (incorporated by reference to Exhibit 2 to
              Quarterly Report on Form 10-Q for the quarterly report period ended June 30, 1994).

EXHIBIT
  NO.                                              DOCUMENT
-------       -----------------------------------------------------------------------------------
  2.7     --  Merger Agreement, dated July 11, 1994, between Registrant, Medaphis Physician
              Services Corporation, and Medical Management Resources, Inc. (incorporated by reference to Exhibit 2.2 to Quarterly Report on Form 10-Q for quarterly report period ended June 30, 1994).
  2.8     --  Asset Purchase Agreement, dated July 27, 1994, between Registrant, SunMed, Inc.,
              Physician Billing, Inc., and PBI Investments (incorporated by reference to Exhibit
              2.3 to Quarterly Report on Form 10-Q for quarterly report period ended June 30,
              1994).
  2.9     --  Merger Agreement, dated September 2, 1994, by and between Registrant and AdvaCare,
              Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form
              S-4, File No. 33-83808).
  2.10    --  Merger Agreement, dated September 30, 1994 among Registrant, New Sub, Inc. and
              Central Billing Services, Inc. (incorporated by reference to Exhibit 2.4 to Current
              Report on Form 8-K filed on October 4, 1994).
  2.11    --  Asset Purchase Agreement dated as of December 30, 1994 by and among Registrant,
              MedSub, Inc., Broadway & Seymour, Inc. and BSI North Carolina, Inc. (incorporated by reference to Exhibit 2 to Current Report on Form 8-K filed on January 13, 1995).
  2.12    --  Merger Agreement, dated January 29, 1995, by and among Registrant, BullSub, Inc.,
              Automation Atwork, Atwork Australia, Atwork Canada-Corp., Atwork-Europe and Atwork,
              U.K. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form
              S-4, File No. 33-8891).
  2.13    --  Stock Purchase Agreement, dated December 31, 1995, among MedQuist Receivables
              Management Company, MedQuist, Inc. and Medaphis Hospital Services Corporation
              (incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K filed on
              January 19, 1996).
  2.14    --  Asset Purchase Agreement dated December 31, 1995, among Medaphis Hospital Services
              Corporation, MedQuist Inc. and MedQuist CCI, L.P. (incorporated by reference to
              Exhibit 2.5 to Current Report on Form 8-K filed on January 19, 1996).
  2.15    --  Amended and Restated Merger Agreement, dated July 28, 1995, among Registrant,
              RaySub, Inc. and Healthcare Recoveries, Inc. (incorporated by reference to Exhibit
              2.1 to Current Report on Form 8-K filed on September 12, 1995).
  2.16    --  Merger Agreement, dated October 13, 1995, among Registrant, NukSub, Inc. and
              Consort Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Current
              Report on Form 8-K filed on December 5, 1995).
  2.17    --  Merger Agreement, dated December 29, 1995 among Registrant, CarSub, Inc. and
              Medical Management Sciences, Inc. (incorporated by reference to Exhibit 2.1 to
              Current Report on Form 8-K filed on January 19, 1996).
  2.18    --  Merger Agreement, dated as of March 15, 1996, by and among Registrant, BSG Sub,
              Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration
              Statement on Form S-4, File No. 33-2506).
  2.19*   --  Merger Agreement, dated as of March 12, 1996, by and among Registrant, Rapid
              Systems Solutions, Inc. and RipSub, Inc.
  3.1     --  Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1, File
              No. 33-42216).
  3.2     --  Certificate of Amendment of Certificate of Incorporation of Registrant
              (incorporated by reference to Exhibit 3 of Registrant's Quarterly Report on Form
              10-Q for the Quarterly Period Ended March 31, 1993).

EXHIBIT
  NO.                                              DOCUMENT
-------       -----------------------------------------------------------------------------------
  3.3     --  Certificate of Amendment of Certificate of Incorporation of Registrant
              (incorporated by reference to Exhibit 3.3 to the Registrant's Registration
              Statement on Form 8-A/A, filed on March 28, 1995).
  3.4     --  Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit
              3.2 of Registrant's 1992 Form 10-K, File No. 000-19480).
  4.0     --  Indenture by and between Registrant and Trust Company Bank, as Trustee, dated
              December 30, 1992 (incorporated by reference to Exhibit 4 to Current Report on Form
              8-K filed on January 11, 1993).
  4.1*    --  Specimen Common Stock Certificate.
  4.2     --  Form of Option Certificate relating to Registrant's Stock Option Plan (incorporated by reference to Exhibit 4.2, and to Registration Statement on Form S-1, File No.
              33-42216).
  4.3     --  Form of Option Certificate relating to Registrant's Executive Performance Plan
              (incorporated by reference to Exhibit 4.3, Registration Statement on Form S-1, File
              No. 33-42216).
  4.4     --  Form of Option Certificate relating to Registrant's Stock Option Plan for
              Employee's of Acquired Companies (incorporated by reference to Exhibit 4.4 to
              Registration Statement on Form S-3, File No. 33-71552).
  4.5*    --  Form of Option Certificate relating to Registrant's Restricted Stock Plan.
  4.6*    --  Form of Option Certificate relating to Registrant's Non-Employee Director Stock
              Option Plan.
  4.7     --  Registration Rights Agreement, dated November 15, 1989, among Registrant,
              Prudential Venture Partners II and Rhode Island Securities Corporation
              (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-1,
              File No. 33-42216).
  4.8     --  Amendment No. 1 to Registration Rights Agreement, dated as of December 1, 1989, among Registrant and the several persons named therein (incorporated by reference to Exhibit 4.14 to Registration Statement on Form S-1, File No. 33-42216).
  4.9     --  Amended and Restated Registration Rights Agreement, effective as of December 1,
              1989, among Registrant and the several persons named therein (incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-1, File No.
              33-42216).
  4.10    --  Registration Rights Agreement, dated as of March 17, 1995, by and among Registrant,
              David Michael Warner and John P. Holton (incorporated by reference to Exhibit 4.10 to Annual Report on Form 10-K for the year ended December 31, 1994, File No.
              000-19480).
  4.11    --  Form of Common Stock Purchase Warrant issued to Fredrica Morf and Ursula Nelson
              (incorporated by reference to Exhibit 4.19 to Annual Report on Form 10-K for the
              year ended December 31, 1994, File No. 000-19480).
  4.12    --  Form of Warrant Agreement between AdvaCare and certain litigants, entered into in settlement of litigation, dated June 30, 1994 (incorporated by reference to Exhibit
              4.22 to Registrant's Annual Report on Form 10-K for the year ended December 31,
              1994, File No. 000-19480).
  4.13    --  Form of Amendment to Warrant Agreement between AdvaCare and certain litigants, entered into in settlement of litigation, dated November 30, 1994 (incorporated by reference to Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 000-19480).
  4.14    --  Form of Warrant issued to certain litigants in settlement of litigation
              (incorporated by reference to Exhibit 4.24 to Registrant's Annual Report on Form
              10-K for the year ended December 31, 1994, File No. 000-19480).
  4.15    --  Form of Registration Rights Agreement among Registrant, Bryan Dieter and The
              Decision Support Group, Inc (incorporated by reference to Exhibit 4.26 to
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File
              No. 000-19480).

EXHIBIT
  NO.                                              DOCUMENT
-------       -----------------------------------------------------------------------------------
  4.16    --  Form of Registration Rights Agreement among Registrant, Humana Inc. and Warburg,
              Pincus Capital Company, L.P. (incorporated by reference to Exhibit 4.15 to
              Registration Statement on Form S-4, File No. 33-96996).
  4.17    --  Form of Registration Rights Agreement among Registrant, Mahmoud R. Ghavi, Barry G.
              Wahlig, William L. McCready, and Kimberly D. Elkins (incorporated by reference to
              Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 1995).
  4.18    --  Form of Registration Rights Agreement among Registrant, William J. Denonia, Lori T.
              Cardill, Carol T. Shumaker, Alyson T. Stinson, James F. Thacker, James F. Thacker
              Retained Annuity Trust and Paulanne H. Thacker Retained Annuity Trust (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 19,
              1996).
  4.19    --  Form of Registration Rights Agreement among Registrant, Raymond J. Noorda and
              Steven G. Papermaster (incorporated by reference to Exhibit 4.17 to Registration
              Statement on Form S-4, File No. 33-2506).
  4.20    --  Form of Registration Rights Agreement among Registrant, Michael Clark, Andrei
              Mitran, and Steven Theidke (incorporated by reference to Exhibit 4.18 to
              Registration Statement on Form S-4, File No. 33-2506).
  4.21*   --  Notice of Redemption for 6.5% Convertible Subordinated Debentures Due 2000.
 10.1     --  Amended and Restated Medaphis Corporation Non-Qualified Stock Option Plan
              (incorporated by reference to Exhibit 28.1 to Registration Statement on Form S-8,
              File No. 33-46847).
 10.2     --  First Amendment to Amended and Restated Medaphis Corporation Non-Qualified Stock
              Option Plan (incorporated by reference to Exhibit 28.1 to Registrant's Registration
              Statement on Form S-8, File No. 33-64952).
 10.3     --  Second Amendment to Amended and Restated Medaphis Corporation Non-Qualified Stock
              Option Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form
              10-K for the year ended December 31, 1992, File No. 000-19480).
 10.4     --  Third Amendment to Amended and Restated Medaphis Corporation Non-Qualified Stock
              Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form
              10-Q for the Quarterly Period Ended March 31, 1993).
 10.5     --  Fourth Amendment to Amended and Restated Medaphis Corporation Non-Qualified Stock
              Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form
              10-Q for the Quarterly Period Ended June 30, 1993).
 10.6     --  Fifth Amendment to the Amended and Restated Medaphis Corporation Non-Qualified
              Stock Option Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-19480).
 10.7     --  Sixth Amendment to Medaphis Corporation Amended and Restated Non-Qualified Stock
              Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form
              10-Q for the Quarterly period ended March 31, 1994).
 10.8     --  Seventh Amendment to Medaphis Corporation Amended and Restated Non-Qualified Stock
              Option Plan (incorporated by reference to Exhibit 99 to Registration Statement on
              Form S-8, File No. 33-95742).
 10.9     --  Medaphis Corporation Senior Executive Performance Non-Qualified Stock Option Plan
              (incorporated by reference to Exhibit 28.2 to Registration Statement on Form S-8,
              File No. 33-46847).
 10.10    --  First Amendment to Medaphis Corporation Senior Executive Performance Non-Qualified
              Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on
              Form 10-Q for the Quarterly Period Ended June 30, 1993).

EXHIBIT
  NO.                                              DOCUMENT
-------       -----------------------------------------------------------------------------------
 10.11    --  Medaphis Corporation Non-Qualified Stock Option Plan for Employees of Acquired
              Companies (incorporated by reference to Exhibit 99.1 to Registration Statement on
              Form S-8, File No. 33-67752).
 10.12    --  First Amendment to Medaphis Corporation Non-Qualified Stock Option Plan for
              Employees of Acquired Companies (incorporated by reference to Exhibit 99 to
              Registration Statement on Form S-8, File No. 33-71556).
 10.13    --  Second Amendment to Medaphis Corporation Non-Qualified Stock Option Plan for
              Employees of Acquired Companies (incorporated by reference to Exhibit 99 to
              Registration Statement on Form S-8, File No. 33-88442).
 10.14*   --  Third Amendment to Medaphis Corporation Non-Qualified Stock Option Plan for
              Employees of Acquired Companies.
 10.15    --  Medaphis Corporation non-employee Director Stock Option Plan, dated as of August
              12, 1994 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form
              10-Q for the quarterly period ended September 30, 1994).
 10.16    --  Medaphis Corporation 1994 Incentive Compensation Plan (incorporated by reference to
              Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1993,
              File No. 000-19480).
 10.17    --  Medaphis Corporation 1995 Incentive Compensation Plan (incorporated by reference to
              Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1994,
              File No. 000-19480).
 10.18    --  Restricted Stock Plan of the Registrant dated as of August 12, 1994 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4, File No.
              33-88910).
 10.19*   --  Form of Medaphis Corporation Employee Stock Purchase Plan.
 10.20    --  Employee's Retirement Savings Plan and Trust Agreement (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1, File No. 33-42216).
 10.21    --  First Amendment to the Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended
              December 31, 1993, File No. 000-19480).
 10.22    --  Second Amendment to the Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended
              December 31, 1993, File No. 000-19480).
 10.23    --  Third Amendment to the Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended
              December 31, 1993, File No. 000-19480).
 10.24    --  Fourth Amendment to the Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the year ended
              December 31, 1993, File No. 000-19480).
 10.25    --  Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit
              10.21 to Annual Report on Form 10-K for the year ended December 31, 1994, File No.
              000-19480).
 10.26    --  First Amendment to Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended
              December 31, 1994, File No. 000-19480).
 10.27    --  Automation Atwork 401(k) Profit Sharing Plan and Trust (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31,
              1994, File No. 000-19480).

EXHIBIT
  NO.                                              DOCUMENT
-------       -----------------------------------------------------------------------------------
 10.28    --  First Amendment to the Automation Atwork 401(k) Profit Sharing Plan and Trust
              (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the
              year ended December 31, 1994, File No. 000-19480).
 10.29    --  Loan Agreement, dated October 1, 1983, between Medical Management Consultants, Inc.
              and Development Authority of Cobb County (incorporated by reference to Exhibit
              10.16 to Registration Statement on Form S-1, File No. 33-42216).
 10.30    --  $90,000,000 Revolving and Cash Management Loan Facilities for Medaphis Corporation
              from the Lenders named therein dated August 13, 1993, (incorporated by reference to
              Exhibit 99.1 to Current Report on Form 8-K filed on September 13, 1993).
 10.31    --  First Modification of Amended and Restated Credit Agreement among the Registrant and the Lenders named therein, dated July 1, 1994 (incorporated by reference to
              Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarterly period ended
              September 30, 1994).
 10.32    --  Second Modification of Amended and Restated Credit Agreement among the Registrant and the Lenders named therein, dated November 23, 1994 (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the year ended December 31,
              1994, File No. 000-19480).
 10.33    --  Third Modification of Amended and Restated Credit Agreement among the Registrant and the Lenders named therein, dated March 17, 1995 (incorporated by reference to
              Exhibit 10.34 of Annual Report on Form 10-K for the year ended December 31, 1994,
              File No. 000-19480).
 10.34*   --  Fourth Modification of Amended and Restated Credit Agreement among the Registrant and the Lenders named therein, dated January 31, 1996.
 10.35    --  Certificate of Merger of CompMed, Inc. with and into Medaphis Physician Services
              Corporation dated as of December 31, 1993 (incorporated by reference to Exhibit
              10.30 to Annual Report on Form 10-K for the year ended December 31, 1993, File No.
              000-1948).
 10.36    --  Employment Agreement, dated December 14, 1992, between MedCorp Holding, Inc. and
              Dennis A. Pryor (incorporated by reference to Exhibit 10.26 to Annual Report on
              Form 10-K for the year ended December 31, 1992, File No. 000-19480).
 10.37    --  Amendment No. 1 to the Employment Agreement between Dennis A. Pryor and Medaphis
              Physician Services Corporation (formerly MedCorp holding, Inc., which changed its named to CompMed, Inc. and subsequently merged into Medaphis Physician Services
              Corporation) (incorporated by reference to Exhibit 10.37 to Annual Report on Form
              10-K for the year ended December 31, 1994, File No. 000-19480).
 10.38    --  Lease Agreement, dated January 15, 1992, between Financial Enterprises III (a general partnership consisting of Martin L. Brill and Dennis A. Pryor) and CompMed,
              Inc. (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 1992, File No. 000-19480).
 10.39    --  Lease Agreement, dated August 1, 1989, between Financial Enterprises III (a general partnership consisting of Martin L. Brill and Dennis A. Pryor) and Medical
              Management Sciences South, Inc. (currently CompMed, Inc.) (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the year ended
              December 31, 1992, File No. 000-19480).
 10.40    --  Lease Agreement, dated October 1, 1992, between Financial Enterprises III (a general partnership consisting of Martin L. Brill and Dennis A. Pryor) and CompMed,
              Inc. (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 1992, File No. 000-19480).
 10.41    --  Agreement for Management Services by and among Registrant, INTEGRATEC Med-Services,
              Inc. and Medaphis Hospital Services Corporation, dated as of January 13, 1993
              (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the
              year ended December 31, 1993, File No. 000-19480).

EXHIBIT
  NO.                                              DOCUMENT
-------       -----------------------------------------------------------------------------------
 10.42    --  Lease Agreement by and among Welsh, Carson, Anderson & Stowe IV, Registrant and
              Medaphis Hospital Services Corporation, dated January 21, 1994 (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended
              December 31, 1993, File No. 000-19480).
 10.43    --  Employment Agreement by and between MedSub, Inc. and James M. Drinkwater, dated
              September 1, 1993 (incorporated by reference to Exhibit 10.37 to Annual Report on
              Form 10-K for the year ended December 31, 1993, File No. 000-19480).
 10.44    --  Employment Agreement by and between Registrant and Randolph G. Brown, dated March
              24, 1995 (incorporated by reference to Exhibit 10.46 of Annual Report on Form 10-K for the year ended December 31, 1994, File No. 000-19480).
 10.45    --  Employment Agreement by and between Registrant and John P. Holton, dated as of
              March 17, 1995 (incorporated by reference to Exhibit 10.47 of Annual Report on Form
              10-K for the year ended December 31, 1994, File No. 000-19480).
 10.46    --  Employment Agreement by and between Registrant and Michael Warner, dated as of
              March 17, 1995 (incorporated by reference to Exhibit 10.48 of Annual Report on Form
              10-K for the year ended December 31, 1994, File No. 000-19480).
 10.47*   --  Employment Agreement by and between Registrant and James F. Thacker, dated as of
              December 29, 1995.
 10.48    --  Master Equipment Lease, dated January 25, 1994, by and between Trust Company Bank and Registrant (incorporated by reference to Exhibit 10.63 of Annual Report on Form
              10-K for the year ended December 31, 1994, File No. 000-19480).
 10.49    --  Collection Agreement by and between Columbia/HCA Healthcare Corporation and
              AssetCare, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on
              Form 10-Q for the quarterly period ended March 31, 1994). Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment filed with
              Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.
 10.50    --  Termination of Collection Agreement by and between Columbia/HCA Healthcare
              Corporation and AssetCare, Inc. (incorporated by reference to Exhibit 10.70 to
              Annual Report on Form 10-K for the year ended December 31, 1994, File No.
              000-19480).
 10.51    --  Master Agreement, dated July 21, 1994, between Registrant and Broadway & Seymour,
              Inc. (incorporated by reference to Exhibit 10 to Amendment No. 2 to Registration
              Statement on Form S-4 filed on October 17, 1994).
 10.52    --  Termination of Master Agreement, dated July 21, 1994, between Registrant and
              Broadway & Seymour, Inc. (incorporated by reference to Exhibit 10.72 to Annual
              Report on Form 10-K for the year ended December 31, 1994, File No. 000-19480).
 10.53    --  Merger of SunMed, Inc. into Gottlieb's Financial Services, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994).
 10.54    --  Executive Protection Policy for Registrant (incorporated by reference to Exhibit
              10.6 to Quarterly Report on Form 10-Q for the quarterly period ended March 31,
              1995).
 10.55    --  Directors and Officers Liability Insurance Excess Policy for Registrant
              (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 1995).
 10.56    --  Directors and Officers liability and reimbursements excess policy for Registrant
              (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 1995).

EXHIBIT
  NO.                                              DOCUMENT
-------       -----------------------------------------------------------------------------------
 10.57    --  Lease and Development and Participation Agreement, dated April 21, 1995
              (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the
              quarterly period ended June 30, 1995).
 10.58    --  Master Equipment Lease Agreement Intended for Security with Nationsbanc Leasing
              Corporation, dated May 31, 1995 (incorporated by reference to Exhibit 10.2 to
              Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).
 10.59*   --  Equipment Lease, dated September 29, 1995, by and between Nationsbanc Leasing
              Corporation of North Carolina and Registrant.
 10.60*   --  Equipment Leased, dated October 31, 1995 by and between Nationsbanc Leasing
              Corporation of North Carolina and Registrant.
 10.61*   --  Equipment Lease, dated January 31, by and between Nationsbanc Leasing Corporation of North Carolina and Registrant.
 10.62*   --  Equipment Lease, dated February 29, 1996, by and between Nationsbanc Leasing
              Corporation of North Carolina and Registrant.
 10.63    --  Tivoli Systems, Inc. End User Software License Agreement, dated June 30, 1995
              (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the
              quarterly period ended June 30, 1995).
 10.64    --  Medaphis Corporation Re-engineering. Consolidation and Business Improvement Cash
              Incentive Plan, dated February 21, 1996 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4, File No. 33-2506).
 10.65*   --  Limited Partnership Agreement of Bertelsmann -- Imonics GMBH & Co. KG, dated March
              13, 1996.
 11       --  Statement re: computation of Per Share Earnings.
 13*      --  1995 Annual Report to Stockholders submitted herewith but not "filed", except for those portions expressly incorporated by reference herein.
 21*      --  Subsidiaries of Registrant.
 23.1     --  Consent of Deloitte & Touche LLP.
 99.1*    --  Consolidated Class Action Complaint filed in the United States District Court for the Northern District of Georgia, Atlanta Division.


---------------


 * Previously filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (b) Reports on Form 8-K

          Two reports on Form 8-K were filed during the quarter ended December 31, 1995:


                                                        FINANCIAL
                       ITEM REPORTED                 STATEMENTS FILED    DATE OF REPORT
        -------------------------------------------  ----------------   -----------------
        Restatement of Medaphis Corporation                 Yes(1)      October 13, 1995
          Supplemental Consolidated Financial
          Statements to effect for the acquisition
          of Healthcare Recoveries, Inc.
          Acquisition of Consort Technologies, Inc.          No         November 22, 1995


---------------

(1) Financial statements for Healthcare Recoveries, Inc. for the years ended June 30, 1992, 1993 and 1994 (audited) and the nine months ended March 31, 1995 (unaudited) and Supplemental Consolidated Financial Statements of Medaphis Corporation for the years ended December 31, 1992, 1993 and 1994 (audited) were filed.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: January 10, 1997                         MEDAPHIS CORPORATION
                                               By: /s/  Michael R. Cote
                                                   -------------------------------------------
                                                   Michael R. Cote
                                                   Senior Vice President -- Finance,
                                                   Chief Financial Officer and
                                                   Assistant Secretary

                              MEDAPHIS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                        END
               DESCRIPTION                   OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS      OF YEAR
------------------------------------------  ----------   ----------   ----------   ----------     ----------
                                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts (as
     restated)............................    $3,109       $  528       $1,278(1)   $ (1,103)(2)    $3,812
YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful accounts.........    $1,363       $1,624       $  338(1)   $   (216)(2)    $3,109
YEAR ENDED DECEMBER 31, 1993
  Allowance for doubtful accounts.........    $1,162       $  333       $  227(1)   $   (359)(2)    $1,363


---------------

(1) Represents the allowance recorded in conjunction with acquired companies.
(2) Represents write-off of uncollectible accounts receivable.