Form 10-Q/A
period 1996-03-31
MEDAPHIS CORP
filed 1997-01-10
CIK 878556

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q/A
(Mark One)


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


                               (770) 444-5300
                               --------------
            (Registrant's telephone number, including area code)

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

              Class                               Outstanding at May 8, 1996
     -----------------------                      --------------------------
           Common Stock
          $0.01 PAR VALUE                              64,953,205 SHARES
      Non-voting Common Stock
         $0.01 PAR VALUE                                   0 SHARES

                              MEDAPHIS CORPORATION

                                  FORM 10-Q/A

                                 MARCH 31, 1996

-------------------------------------------------------------------------------------------------------------------
                                                                                                               Page
                                                                                                               ----
Part I:  Financial Information

             Consolidated Statements of Operations for the three
             months ended March 31, 1996 and 1995 ............................................................  3

             Consolidated Balance Sheets as of
             March 31, 1996 (as restated) and December 31, 1995 (as restated).................................  4

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 1996 and 1995.......................................................  5

             Notes to Consolidated Financial Statements.......................................................  6

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................................................. 12

Part II:  Other Information

             Exhibits and Reports on Form 8-K................................................................. 20

             Index to Exhibits................................................................................ 25

THIS QUARTERLY REPORT ON FORM 10-Q/A IS BEING FILED AS A RESULT OF THE COMPANY'S RESTATEMENT OF ITS FINANCIAL STATEMENTS FOR THE THREE MONTHS AND YEAR ENDED DECEMBER 31, 1995 AND AS OF MARCH 31, 1996 AND JUNE 30, 1996. TO THE EXTENT THIS AMENDED FILING IS INCONSISTENT WITH THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 (THE "ORIGINAL FILING"), THE ORIGINAL FILING IS HEREBY SUPERSEDED AND AMENDED. TO THE EXTENT THE ORIGINAL FILING IS UNAFFECTED BY THE RESTATEMENT, THE ORIGINAL FILING HAS NOT BEEN UPDATED OR CORRECTED TO REFLECT EVENTS OCCURING SUBSEQUENT TO THE DATE OF THE ORIGINAL FILING.

        This Form 10-Q/A contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Medaphis Corporation and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement included as Exhibit 99 to the Form 10-Q filed on November 14, 1996, and are hereby incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    MEDAPHIS  CORPORATION  AND  SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three months ended
                                                                  March 31,
                                                             1996           1995
----------------------------------------------------------------------------------
Revenue                                                    $136,582       $110,085

Salaries and wages                                           69,517         59,456
Other operating expenses                                     34,966         26,320
Depreciation                                                  4,151          2,828
Amortization                                                  3,927          3,324
Interest expense, net                                         2,117          3,728
Restructuring and other charges                                 150         31,750
                                                           --------       --------
  Total expenses                                            114,828        127,406

Income (loss) before income taxes                            21,754        (17,321)
Income taxes                                                  8,556         (9,119)
                                                           --------       --------
  Net income (loss)                                          13,198         (8,202)

Pro forma adjustments, principally income taxes                  -          (3,679)
                                                           --------       --------
  Pro forma net income (loss)                              $ 13,198       $(11,881)
                                                           ========       ========
Pro forma net income (loss) per common share               $   0.23       $  (0.27)
                                                           ========       ========
Weighted average shares outstanding                          58,142         43,812
                                                           ========       ========


See notes to consolidated financial statements.

                    MEDAPHIS  CORPORATION  AND  SUBSIDIARIES
                         CONSOLIDATED  BALANCE  SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                           March 31,       December 31,
                                                              1996            1995
                                                           ---------       ------------
                                                            (As Restated, See Note 7)
ASSETS
Current Assets:
   Cash                                                     $  3,141        $  4,140
   Restricted cash                                            16,473          15,340
   Accounts receivable, billed                                81,149          63,996
   Accounts receivable, unbilled                              76,834          73,299
   Other                                                      17,145          13,744
                                                            --------        --------
     Total current assets                                    194,742         170,519

Property and equipment                                       114,443          90,957
Intangible assets                                            461,400         446,640
Other                                                          3,118           4,062
                                                            --------        --------
                                                            $773,703        $712,178
                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                         $  8,598        $ 16,447
   Accrued compensation                                       27,281          20,907
   Accrued expenses                                           55,392          64,015
   Current portion of long-term debt                           9,327           9,444
                                                            --------        --------
     Total current liabilities                               100,598         110,813

Long-term debt                                               184,867         144,264
Other obligations                                             17,524          18,901
Deferred income taxes                                         20,658          12,199
Convertible subordinated debentures                                -          63,375
                                                            --------        --------
     Total liabilities                                       323,647         349,552


Stockholders' Equity:
   Common stock, voting, $.01 par value, 100,000
     authorized in 1996 and 1995; issued and
     outstanding 55,938 in 1996 and 50,645 in 1995               559             506
   Common stock, nonvoting, $.01 par value, 600
     authorized; none issued                                       -               -
   Paid-in capital                                           432,471         362,109
   Retained earnings                                          17,026              11
                                                            --------        --------
     Total stockholders' equity                              450,056         362,626
                                                            --------        --------

                                                            $773,703        $712,178
                                                            ========        ========

See notes to consolidated financial statements.

                    MEDAPHIS  CORPORATION  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                 (IN THOUSANDS)

Three months ended March 31,                                                             1996         1995
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $ 13,198     $ (8,202)
  Adjustments to reconcile net income (loss) to net cash (used for)
    provided by operating activities:
    Depreciation and amortization                                                         8,078        6,152
    Impairment loss on property and equipment                                                -         5,030
    Deferred income taxes                                                                 8,556       (9,239)
    Changes in assets and liabilities, excluding effects of acquisitions:
      Increase in accounts receivable, billed                                           (17,960)     (10,786)
      Increase in accounts receivable, unbilled                                          (4,008)      (1,670)
      (Decrease) increase in accounts payable                                            (7,934)       4,016
      Increase in accrued compensation                                                    5,843          757
      (Decrease) increase in accrued expenses                                           (10,191)      24,160
      Other, net                                                                         (2,001)      (4,259)
                                                                                       --------     --------
         Net cash (used for) provided by operating activities                            (6,419)       5,959
                                                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                     (5,722)     (26,822)
  Purchases of property and equipment                                                   (19,166)      (7,078)
  Software development costs                                                            (12,497)      (3,915)
                                                                                       --------     --------
         Net cash used for investing activities                                         (37,385)     (37,815)
                                                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                  7,210        1,274
  Proceeds from borrowings                                                               39,141       32,699
  Principal payments of long-term debt                                                   (7,364)      (1,308)
  Dividends to shareholders of acquired companies                                            -        (1,816)
  Other                                                                                   3,818           -
                                                                                       --------     --------
         Net cash provided by financing activities                                       42,805       30,849
                                                                                       --------     --------

CASH:
  Net change                                                                               (999)      (1,007)
  Balance at beginning of period                                                          4,140       12,417
                                                                                       --------     --------

  Balance at end of period                                                             $  3,141     $ 11,410
                                                                                       ========     ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
    Interest                                                                           $  3,423     $  4,516
    Income taxes                                                                            612          132
  Non-cash investing and financing activities:
    Liabilities assumed in acquisitions                                                   2,103          949
    Additions to capital lease obligations                                                9,190        3,295
    Common stock issued in conjunction with acquisitions                                     -           459


See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1995

--------------------------------------------------------------------------------
NOTE 1 - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. The Notes to the 1995 Consolidated and Supplemental Consolidated Financial Statements of the Company which are contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995 and the Company's Current Report on Form 8-K/A dated June 29, 1996, respectively, should be read in conjunction with these unaudited condensed consolidated financial statements. See Note 7 for a discussion of the restatement of the Company's consolidated financial statements for the three months and year ended December 31, 1995 and as of March 31, 1996.

     The unaudited condensed financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of results for the interim period, have been included.

NOTE 2 - Legal Matters

     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and at the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of Medaphis' annual revenue, there can be no assurance that the Federal Investigation will be resolved promptly, that additional subpoenas or warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon the Company. The Company recorded a charge of $12 million in 1995 solely for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits described below. The charge is intended to cover only the anticipated administrative expenses of the Federal Investigation and the lawsuits and does not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

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

     On February 20, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of CBT Financial Services, Inc.
("CBT").  CBT provides collection and billing services primarily to hospitals.

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

Pro forma net loss per common share:
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

        In February 1996, the Company, through its wholly owned indirect subsidiary, Imonics GMBH, entered into a joint venture ("JV") with an indirect subsidiary of Bertelsmann AG, a German corporation. The JV was formed in order to provide customer-service related work flow applications throughout Europe. Each partner holds a 50% interest in the JV. During the quarter ended March 31, 1996, the JV signed an agreement with a German telecommunications entity to provide systems integration and work flow engineering systems and services over a multi-year contract. Included in revenue in the accompanying Consolidated Statement of Operations for the quarter ended March 31, 1996, is approximately $12.5 million relating to the Company's share of net earnings of the JV.

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

NOTE 7 - Restatement of 1995 Consolidated Financial Statements and March 31, 1996 Balance Sheet

        The Company has restated its consolidated financial statements for the three months and year ended December 31, 1995. The restatement results primarily from a software licensing agreement entered into by Imonics in December 1995 for which the Company recognized associated license fee revenue in 1995. Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, management discovered unauthorized correspondence which created a contingency for the license fee payable under this agreement. Such contingency precluded recognition of license fee revenue in 1995 associated with this agreement. The Company has restated its balance sheet as of March 31, 1996 contained in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 for the effect of the 1995 restatement adjustments. The previously recognized license fee revenue and certain other adjustments, previously considered immaterial and not recorded, are included as part of the restatement adjustments to the Company's previously reported financial position. The significant effects of the restatement are as follows:

                                                               AS PREVIOUSLY
                                                                  REPORTED      AS RESTATED
                                                               -------------    -----------
As of December 31, 1995:
  Total current assets............................                $175,711       $170,519
  Total assets....................................                 718,441        712,178
  Total current liabilities.......................                 108,536        110,813
  Total liabilities...............................                 350,691        349,552
  Total stockholders' equity......................                 367,750        362,626

As of March 31, 1996 (unaudited):
  Total current assets............................                 199,934        194,742
  Total assets....................................                 779,966        773,703
  Total current liabilities.......................                  98,321        100,598
  Total liabilities...............................                 324,786        323,647
  Total stockholders' equity......................                 455,180        450,056


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

     On February 20, 1996, the Company acquired substantially all of the assets and assumed certain of the related liabilities of CBT. CBT provides collection and billing services primarily to hospitals.

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

        In February 1996, the Company, through its wholly owned indirect subsidiary, Imonics GMBH, entered into a joint venture with an indirect subsidiary of Bertelsmann AG, a German corporation. The JV was formed in order to provide customer-service related work flow applications throughout Europe. Each partner holds a 50% interest in the JV. During the quarter ended March 31, 1996, the JV signed an agreement with a German telecommunications entity to provide systems integration and work flow engineering systems and services over a multi-year contract. Included in revenue in the accompanying Consolidated Statement of Operations for the quarter ended March 31, 1996 is approximately $12.5 million related to the Company's share of net earnings of the JV.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $94.1 million at March 31, 1996, including $3.1 million of cash.

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

     The Company has restated its consolidated financial statements for the three months and year ended December 31, 1995. The restatement results primarily from a software licensing agreement entered into by Imonics Corporation, a wholly owned subsidiary of the Company, in December
1995 for which the Company recognized associated license fee revenue in 1995. Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, management discovered unauthorized correspondence which created a contingency for the license fee payable under this agreement. Such contingency precluded recognition of license fee revenue in 1995 associated with this agreement. The Company has restated its balance sheet as of March 31, 1996 contained in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 for the effect of the 1995 restatement adjustments. The previously recognized license fee revenue and certain other adjustments, previously considered immaterial and not recorded, are included as part of the restatement adjustments to the Company's previously reported financial position. The significant effects of the restatement are as follows:

                                             AS PREVIOUSLY
                                                REPORTED      AS RESTATED
                                             -------------    -----------
As of December 31, 1995:
  Total current assets...............          $ 175,711      $ 170,519
  Total assets.......................            718,441        712,178
  Total current liabilities..........            108,536        110,813
  Total liabilities..................            350,691        349,552
  Total stockholders' equity.........            367,750        362,626

As of March 31, 1996 (unaudited):
  Total current assets...............            199,934        194,742
  Total assets.......................            779,966        773,703
  Total current liabilities..........             98,321        100,598
  Total liabilities..................            324,786        323,647
  Total stockholders' equity.........            455,180        450,056


        For additional information, the reader may wish to refer to the Company's Current Report on Form 8-K/A dated June 29, 1996 filed on November
14, 1996, the Company's Current Report on Form 8-K/A-2 dated June 29, 1996 filed on January 10, 1997, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 filed on November 14, 1996, the Company's Current Report on Form 8-K/A dated February 8, 1996 filed on
January 10, 1997, the Company's Current Report on Form 8-K/A dated March 13, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated April 3, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated May 6, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated May 29, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated June 29, 1996 filed on January 10, 1997, the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 1996 filed on January 10, 1997 and the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995 filed on January 10, 1997.

PART II:  OTHER INFORMATION

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

    10.7* Agreement for Collection Services between
          AssetCare, Inc. and Galen Health Care, Inc., dated
          March 28, 1996.

    10.8* Amendment No. 1 to the Master Equipment Lease
          Agreement Intended for Security with Nationsbanc
          Leasing Corporation of North Carolina, dated March
          29, 1996.

     11   Statement regarding Computation of Earnings Per
          Share.

     27   Financial Data Schedule (for SEC use only)

---------------------------
* Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

     (b)   Reports on Form 8-K

     The following reports on Form 8-K and 8-K/A have been filed by the Company during the quarter ended March 31, 1996:


                                                     Financial
                                                    Statements           Date of             File
            Item Reported                             Filed              Report              Date
-------------------------------------------------------------------------------------------------------
Acquisitions of MMS and the Receivables               Yes (1)       December 29, 1995  January 19, 1996
Management Division of Medquist, Inc.
and update of the status of outstanding
putative shareholder suits.

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

(2) Supplemental Quarterly Consolidated Statements of Income of the Company (unaudited) for each of the four quarters in the year ended December 31, 1995 were filed (as amended by the Company's Current Report on Form 8-K/A filed on January 10, 1997).

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

                                       MEDAPHIS CORPORATION



Date:  January 10, 1997         By: /s/  Michael R. Cote
       ----------------             ----------------------------
                                Michael R. Cote
                                Senior Vice President - Finance,
                                Chief Financial Officer and
                                Assistant
                                Secretary




                               Index to Exhibits
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

    10.7* Agreement for Collection Services between
          AssetCare, Inc. and Galen Health Care, Inc., dated
          March 28, 1996.

    10.8* Amendment No. 1 to the Master Equipment Lease
          Agreement Intended for Security with Nationsbanc
          Leasing Corporation of North Carolina, dated March
          29, 1996.

     11   Statement regarding Computation of Earnings Per
          Share.

     27   Financial Data Schedule (for SEC use only)

---------------------------
* Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.