Form 10-Q/A
period 1996-06-30
MEDAPHIS CORP
filed 1997-01-10
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(MARK ONE)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                           OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
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

                    CLASS                             OUTSTANDING AT AUGUST 12, 1996
--------------------------------------------------------------------------------------------
                 COMMON STOCK                               71,848,756 SHARES
               $0.01 PAR VALUE
           NON-VOTING COMMON STOCK                               0 SHARES
               $0.01 PAR VALUE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MEDAPHIS CORPORATION

                                  FORM 10-Q/A

                                 JUNE 30, 1996

                                                                                        PAGE
                                                                                        ----
PART I:  FINANCIAL INFORMATION
  Consolidated Statements of Operations for the three and six months ended June 30,
     1996 and 1995....................................................................    3
  Consolidated Balance Sheets as of June 30, 1996 (as restated) and December 31, 1995
     (as restated)....................................................................    4
  Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and
     1995.............................................................................    5
  Notes to Consolidated Financial Statements..........................................    6
  Management's Discussion and Analysis of Financial Condition and Results of
     Operations.......................................................................   14

PART II:  OTHER INFORMATION
  Exhibits and Reports on Form 8-K....................................................   22

     THIS QUARTERLY REPORT ON FORM 10-Q/A IS BEING FILED AS A RESULT OF THE COMPANY'S RESTATEMENT OF ITS FINANCIAL STATEMENTS FOR THE THREE MONTHS AND YEAR ENDED DECEMBER 31, 1995 AND AS OF MARCH 31, 1996 AND JUNE 30, 1996. TO THE EXTENT THIS AMENDED FILING IS INCONSISTENT WITH THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 (THE "ORIGINAL FILING"), THE ORIGINAL FILING IS HEREBY SUPERSEDED AND AMENDED. TO THE EXTENT THE ORIGINAL FILING IS UNAFFECTED BY THE RESTATEMENT, THE ORIGINAL FILING HAS NOT BEEN UPDATED OR CORRECTED TO REFLECT EVENTS OCCURRING SUBSEQUENT TO THE DATE OF THE ORIGINAL FILING.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1996       1995       1996       1995
                                                        --------   --------   --------   --------
Revenue...............................................  $175,193   $141,286   $338,820   $274,379
                                                        --------   --------   --------   --------
Salaries and wages....................................    92,663     79,349    183,228    155,487
Other operating expenses..............................    38,799     37,585     78,153     68,083
Depreciation..........................................     5,324      3,718     10,275      7,115
Amortization..........................................     4,826      4,484      9,735      8,762
Interest expense, net.................................     2,630      2,222      4,735      6,169
Restructuring and other charges.......................    17,175         --     17,325     31,750
                                                        --------   --------   --------   --------
          Total expenses..............................   161,417    127,358    303,451    277,366
Income (loss) before income taxes.....................    13,776     13,928     35,369     (2,987)
Income taxes..........................................    10,439      6,362     19,307     (2,570)
                                                        --------   --------   --------   --------
  Net income (loss)...................................     3,337      7,566     16,062       (417)
Pro forma adjustments, principally income taxes.......        --       (340)       354     (4,214)
                                                        --------   --------   --------   --------
  Pro forma net income (loss).........................  $  3,337   $  7,226   $ 16,416   $ (4,631)
                                                        ========   ========   ========   ========
Pro forma net income (loss) per common share..........  $   0.04   $   0.10   $   0.22   $  (0.09)
                                                        ========   ========   ========   ========
Weighted average shares outstanding...................    75,006     69,053     74,786     52,926
                                                        ========   ========   ========   ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1996           1995
                                                                       --------     ------------
                                                                       (AS RESTATED, SEE NOTE 8)
                                             ASSETS
Current Assets:
  Cash...............................................................  $  8,496       $ 19,270
  Restricted cash....................................................    15,573         15,340
  Accounts receivable, billed........................................   114,948         84,256
  Accounts receivable, unbilled......................................   111,212         89,429
  Other..............................................................    16,031         14,870
                                                                       --------     ------------
          Total current assets.......................................   266,260        223,165
Property and equipment...............................................   131,999         97,895
Intangible assets....................................................   486,349        455,611
Other................................................................    19,093         18,935
                                                                       --------     ------------
                                                                       $903,701       $795,606
                                                                       ========     ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................................  $  6,606       $ 23,220
  Accrued compensation...............................................    24,369         24,505
  Accrued expenses...................................................    68,593         69,529
  Current portion of long-term debt..................................     9,815         10,681
                                                                       --------     ------------
          Total current liabilities..................................   109,383        127,935
Long-term debt.......................................................   237,636        150,565
Other obligations....................................................    15,725         18,926
Deferred income taxes................................................    27,253         13,499
Convertible subordinated debentures..................................        --         63,375
                                                                       --------     ------------
          Total liabilities..........................................   389,997        374,300
Stockholders' Equity:
  Preferred stock....................................................        --            382
  Common stock, voting, $.01 par value, 200,000 authorized; issued
     and outstanding 71,398 in 1996 and 58,917 in 1995...............       714            589
  Common stock, nonvoting, $.01 par value, 600 authorized; none
     issued..........................................................        --             --
  Paid-in capital....................................................   499,289        426,387
  Retained earnings (deficit)........................................    13,701         (6,052)
                                                                       --------     ------------
          Total stockholders' equity.................................   513,704        421,306
                                                                       --------     ------------
                                                                       $903,701       $795,606
                                                                       ========     ============

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        SIX MONTHS ENDED JUNE
                                                                                 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                        --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................................  $ 16,062     $    (417)
  Adjustments to reconcile net income (loss) to net cash (used for)
  provided by operating activities:
     Depreciation and amortization....................................    20,010        15,877
     Deferred income taxes............................................    19,307        (2,851)
     Impairment loss on property and equipment........................       343         5,102
     Changes in assets and liabilities, excluding effects of
      acquisitions:
       Increase in restricted cash....................................      (958)         (191)
       Increase in accounts receivable, billed........................   (28,222)      (13,259)
       (Increase) decrease in accounts receivable, unbilled...........   (23,916)          418
       Decrease in accounts payable...................................   (16,190)       (4,714)
       Decrease in accrued compensation...............................      (299)       (1,628)
       (Decrease) increase in accrued expenses........................    (8,170)       14,994
       Other, net.....................................................       616        (3,522)
                                                                        ---------    ----------
          Net cash (used for) provided by operating activities........   (21,417)        9,809
                                                                        ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired..................................   (12,737)      (54,098)
  Purchases of property and equipment.................................   (34,570)      (18,432)
  Software development costs..........................................   (26,382)      (11,146)
  Other...............................................................        --           323
                                                                        ---------    ----------
          Net cash used for investing activities......................   (73,689)      (83,353)
                                                                        ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............................     9,673       143,199
  Proceeds from borrowings............................................    96,749        46,522
  Principal payments of long-term debt................................   (25,612)     (102,825)
  Other...............................................................     3,813       (10,424)
                                                                        ---------    ----------
          Net cash provided by financing activities...................    84,623        76,472
                                                                        ---------    ----------
CASH:
  Net change..........................................................   (10,483)        2,928
  Balance at beginning of period......................................    18,979        17,651
                                                                        ---------    ----------
  Balance at end of period............................................  $  8,496     $  20,579
                                                                        =========    ==========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
     Interest.........................................................  $  7,005     $   6,346
     Income taxes.....................................................     5,684         1,413
  Non-cash investing and financing activities:
     Liabilities assumed in purchase acquisitions.....................     2,700         2,055
     Additions to capital lease obligations...........................    12,620         3,575
     Common stock issued in conjunction with purchase acquisitions....        --           459

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

NOTE 1 -- BASIS OF PRESENTATION

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

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
    Decision Support Group ("DSG")..........................       *           January 1995

---------------

* Consideration not material.

     Each of the foregoing acquisitions has been recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The allocation of the purchase price of certain of these acquisitions is preliminary and will be adjusted when the necessary information is available. The operating

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
results of the acquired businesses are included in the Company's consolidated statements of income (loss) from the respective dates of acquisitions.

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

                                                       THREE MONTHS           SIX MONTHS
                                                      ENDED JUNE 30,        ENDED JUNE 30,
                                                    -------------------   -------------------
                                                      1996       1995       1996       1995
                                                    --------   --------   --------   --------
                                                                 (IN THOUSANDS)
    Revenue:
      Services....................................  $106,158   $103,001   $212,655   $201,182
      Technology Systems..........................    69,861     38,597    127,432     73,837
      Corporate and eliminations..................      (826)      (312)    (1,267)      (640)
                                                    --------   --------   --------   --------
                                                    $175,193   $141,286   $338,820   $274,379
                                                    ========   ========   ========   ========
    Operating profit(1):
      Services....................................  $ 11,861   $ 15,733   $ 24,781   $ 31,410
      Technology Systems..........................    26,272      2,691     41,201      8,086
      Corporate...................................    (4,552)    (2,274)    (8,553)    (4,564)
                                                    --------   --------   --------   --------
                                                    $ 33,581   $ 16,150   $ 57,429   $ 34,932
                                                    ========   ========   ========   ========
    Interest expense, net.........................     2,630      2,222      4,735      6,169
    Restructuring and other charges...............    17,175         --     17,325     31,750
                                                    --------   --------   --------   --------
    Income (loss) before income taxes.............  $ 13,776   $ 13,928   $ 35,369   $ (2,987)
                                                    ========   ========   ========   ========
    Identifiable assets:
      Services....................................  $561,901   $513,710   $561,901   $513,710
      Technology systems..........................   328,770    168,689    328,770    168,689
      Corporate...................................    13,030      6,348     13,030      6,348
                                                    --------   --------   --------   --------
                                                    $903,701   $688,747   $903,701   $688,747
                                                    ========   ========   ========   ========
    Depreciation and amortization:
      Services....................................  $  6,648   $  5,502   $ 11,826   $ 10,735
      Technology Systems..........................     3,296      2,605      7,813      4,976
      Corporate...................................       206         95        371        166
                                                    --------   --------   --------   --------
                                                    $ 10,150   $  8,202   $ 20,010   $ 15,877
                                                    ========   ========   ========   ========
    Capital expenditures:
      Services....................................  $  6,991   $  6,423   $ 16,203   $ 10,143
      Technology Systems..........................     7,424      4,014     17,134      7,488
      Corporate...................................       680        576      1,233        801
                                                    --------   --------   --------   --------
                                                    $ 15,095   $ 11,013   $ 34,570   $ 18,432
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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 8 -- RESTATEMENT OF 1995 SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS AND MARCH 31, AND JUNE 30, 1996 BALANCE SHEETS

     The Company has restated its supplemental consolidated financial statements for the three months and year ended December 31, 1995. The restatement results primarily from a software licensing agreement entered into by Imonics in December 1995 for which the Company recognized associated license fee revenue in 1995. Subsequent to the issuance of the Company's 1995 supplemental consolidated financial statements in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, management discovered unauthorized correspondence which created a contingency for the license fee payable under this agreement. Such contingency precluded recognition of license fee revenue in 1995 associated with this agreement. The Company has hereby restated its unaudited balance sheets as of March 31, 1996 and June 30, 1996 contained in its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996, respectively, for the effect of the 1995 restatement adjustments. The previously recognized license fee revenue and certain other adjustments, previously considered immaterial and not recorded, are included as part of the restatement adjustments to the Company's previously reported results of operations and financial position. The significant effects of the restatement are as follows:

                                                                    AS PREVIOUSLY
                                                                      REPORTED      AS RESTATED
                                                                    -------------   -----------
    As of December 31, 1995:
      Total current assets........................................    $ 228,357      $ 223,165
      Total assets................................................      801,869        795,606
      Total current liabilities...................................      125,658        127,935
      Total liabilities...........................................      375,439        374,300
      Total stockholders' equity..................................      426,430        421,306
    As of March 31, 1996 (unaudited):
      Total current assets........................................      199,934        194,742
      Total assets................................................      779,966        773,703
      Total current liabilities...................................       98,321        100,598
      Total liabilities...........................................      324,786        323,647
      Total stockholders' equity..................................      455,180        450,056
    As of June 30, 1996 (unaudited):
      Total current assets........................................      271,452        266,260
      Total assets................................................      909,964        903,701
      Total current liabilities...................................      107,106        109,383
      Total liabilities...........................................      391,136        389,997
      Total stockholders' equity..................................      518,828        513,704

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

     Pro Forma Net Income (Loss) Per Common Share. The weighted average shares outstanding were 75,006,000 and 74,786,000 for the quarter and six months ended June 30, 1996, respectively, compared with 69,053,000 and 52,926,000 for the same periods in 1995. Pro forma net income (loss) per common share was $0.04 and $0.22 for the quarter and six months ended June 30, 1996, respectively, compared with $0.10 and $(0.09) for the same periods in 1995. The decrease in pro forma net income (loss) per common share in the second quarter of 1996 as compared to the same period of 1995 primarily was due to the charges associated with the Rapid Systems, BSG and HDS mergers. The increase in pro forma net income (loss) per common share in the six months ended June 30, 1996, as compared with the prior period, is primarily the result of the charges recorded in the first quarter of 1995 relating to the reengineering and consolidation project and the Atwork merger and the results of the Company's technology systems operations in the six months ended June 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $156.9 million at June 30, 1996, including $8.5 million of cash.

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

     The Company has restated its supplemental consolidated financial statements for the three months and year ended December 31, 1995. The restatement results primarily from a software licensing agreement entered into by Imonics in December 1995 for which the Company recognized associated license fee revenue in 1995. Subsequent to the issuance of the Company's 1995 supplemental consolidated financial statements in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, management discovered unauthorized correspondence which created a contingency for the license fee payable under this agreement. Such contingency precluded recognition of license fee revenue in 1995 associated with this agreement. The Company has hereby restated its unaudited balance sheets as of March 31, 1996 and June 30, 1996 contained in its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996, respectively, for the effect of the 1995 restatement adjustments. The previously recognized license fee revenue and certain other adjustments, previously considered immaterial and not recorded, are included as part of the restatement adjustments to the Company's previously reported results of operations and financial position. The significant effects of the restatement are as follows:

                                                                    AS PREVIOUSLY
                                                                      REPORTED      AS RESTATED
                                                                    -------------   -----------
    As of December 31, 1995:
      Total current assets........................................    $ 228,357      $ 223,165
      Total assets................................................      801,869        795,606
      Total current liabilities...................................      125,658        127,935
      Total liabilities...........................................      375,439        374,300
      Total stockholders' equity..................................      426,430        421,306
    As of March 31, 1996 (unaudited):
      Total current assets........................................      199,934        194,742
      Total assets................................................      779,966        773,703
      Total current liabilities...................................       98,321        100,598
      Total liabilities...........................................      324,786        323,647
      Total stockholders' equity..................................      455,180        450,056
    As of June 30, 1996 (unaudited):
      Total current assets........................................      271,452        266,260
      Total assets................................................      909,964        903,701
      Total current liabilities...................................      107,106        109,383
      Total liabilities...........................................      391,136        389,997
      Total stockholders' equity..................................      518,828        513,704

     For additional information, the reader may wish to refer to the Company's Current Report on Form 8-K/A dated June 29, 1996 filed on November 14, 1996, the Company's Current Report on Form 8-K/A-2 dated June 29, 1996 filed on January 10, 1997, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 filed on November 14, 1996, the Company's Current Report on Form 8-K/A dated February 8, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated March 13, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated April 3, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated May 6, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated May 29, 1996 filed on January 10, 1997, the Company's Current Report on Form 8-K/A dated June 29, 1996 filed on January 10, 1997, the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1996 filed on January 10, 1997 and the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995 filed on January 10, 1997.

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

     (b) Reports on Form 8-K

     The following reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1996:

                                                  FINANCIAL
                                                  STATEMENTS          DATE OF            FILE
                 ITEM REPORTED                      FILED              REPORT            DATE
------------------------------------------------  ----------       --------------   --------------
Announced the signing of Merger Agreements for
  Rapid Systems and BSG.........................       Yes(1)      March 13, 1996   April  4, 1996
Acquisition of BSG..............................        No           May  6, 1996     May 21, 1996
Supplemental Consolidated Financial Statements
  of the Company to give effect for the mergers
  with Rapid Systems and BSG....................       Yes(2)      April  3, 1996     May 24, 1996
Restatement of Quarterly Consolidated Statements
  of Income (Loss) of the Company to give effect
  for the mergers with Rapid Systems and BSG....       Yes(3)        May 29, 1996     May 29, 1996

---------------

(1) Pro Forma Combined Financial Statements of the Company for the years ended December 31, 1995, 1994, and 1993 (unaudited), and Supplemental Consolidated Financial Statements of the Company (unaudited) for the years ended December 31, 1995, 1994, and 1993 were filed.
(2) Supplemental Consolidated Financial Data of the Company (audited) for the years ended December 31, 1995, 1994 and 1993 were filed (as amended by the Company's Current Report on Form 8-K/A filed on January 10, 1997).
(3) Supplemental Quarterly Consolidated Statements of Income of the Company (unaudited) for each of the four quarters in the year ended December 31, 1995 and the quarter ended March 31, 1996 were filed (as amended by the Company's Current Report on Form 8-K/A filed on January 10, 1997).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 10, 1997                    MEDAPHIS CORPORATION

                                          By: /s/  Michael R. Cote
                                            ------------------------------------
                                           Michael R. Cote
                                           Senior Vice President -- Finance,
                                           Chief Financial Officer and
                                            Assistant Secretary

                               INDEX TO EXHIBITS

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                              DESCRIPTION OF EXHIBITS                             PAGE
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