Form 10-K405
period 1996-12-31
MEDAPHIS CORP
filed 1997-03-31
CIK 878556

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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
          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                     NONE                                             NONE

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

                             Yes  [X]       No  [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997 was approximately $787,082,573 calculated using the closing price on such date of $10.875. The number of shares outstanding of the Registrant's common stock (the "Common Stock") as of March 24, 1997 was 72,412,624.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1997 are incorporated herein by reference in Part III.
================================================================================

                              MEDAPHIS CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                               PAGE OF
                                                              FORM 10-K
                                                              ---------
                                PART I
ITEM 1.  BUSINESS...........................................       1
ITEM 2.  PROPERTIES.........................................       9
ITEM 3.  LEGAL PROCEEDINGS..................................       9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS............................................      12
         EXECUTIVE OFFICERS OF THE REGISTRANT...............      12

                                PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS........................      13
ITEM 6.  SELECTED FINANCIAL DATA............................      14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................      16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........      25
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................      25

                               PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT........................................      25
ITEM 11.  EXECUTIVE COMPENSATION............................      26
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT....................................      26
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....      26

                                PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K...............................      26

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY MEDAPHIS CORPORATION OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF MEDAPHIS CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.6 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW OF COMPANY

     Medaphis Corporation, a corporation organized in 1985 under the laws of the State of Delaware ("Medaphis" or the "Company"), provides business management services and information products primarily to healthcare providers. Medaphis' healthcare services are designed to assist its clients with the business management functions associated with the delivery of healthcare services, thereby permitting physicians and hospitals to focus on providing quality medical services to their patients. Medaphis' healthcare information systems include patient-centered clinical information management systems and enterprise-wide patient and employee scheduling systems. These systems are designed to improve efficiency and quality of care within hospitals and emerging integrated healthcare delivery systems. Medaphis currently provides business management systems and services to approximately 20,000 physicians and over 2,500 hospitals in all 50 states, subrogation and recovery services to healthcare plans covering in excess of 31 million people throughout the United States and systems integration and work flow engineering systems and services in the United States and abroad.

RECENT DEVELOPMENTS

  1997 Business Plan

     In February 1997 Medaphis announced the implementation during the 1997 fiscal year of a business plan focused on Medaphis' core business and comprised of the five following components: (1) exiting non-core businesses, such as the proposed sale of Healthcare Recoveries, Inc. ("HRI") that is discussed below;
(2) achieving improved predictability of results through enhanced management accountability and controls; (3) reducing costs and increasing efficiencies; (4) emphasizing customer service; and (5) implementing cross-selling initiatives.

Amended and Restated Credit Agreement

     Effective February 4, 1997, Medaphis and its senior lenders entered into the Second Amended and Restated Credit Agreement (the "Second Amended Facility"). The lenders' commitments have been increased from $250 million to $285 million and extended through June 30, 1998. Borrowings under the Second Amended Facility are secured by substantially all of the Company's assets and guaranteed by substantially all of the Company's subsidiaries. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

     The Second Amended Facility provides for contractual amortization of the $285 million loan commitments by a scheduled reduction to $200 million on July 31, 1997 (which may be deferred to September 30, 1997 by the required lenders) and to $150 million on January 31, 1998. As of March 29, 1997, the Company had approximately $251 million outstanding under the Second Amended Facility. The Company and its lenders have always contemplated that the contractual amortization of loan commitments under the Second Amended Facility would be accomplished through asset divestitures since operating cash flow was never intended to be utilized for this purpose and would be insufficient to meet these obligations. Accordingly, at the time that the Second Amended Facility was consummated and announced in February 1997, the Company adopted and announced its 1997 business plan which, among other objectives, includes the divestiture of non-core businesses to meet the Company's contractual obligations under the Second Amended Facility and otherwise. The Company remains confident that it will be able to meet its amortization obligations under the Second Amended Facility through the continued execution of the Company's 1997 business plan and related asset divestiture program. See Item 1. Recent Developments -- Planned Divestitures and Assessments of Non-Core Businesses.

     The Second Amended Facility provides for adjustment of the interest rates, fees, charges and other compensation to be paid to the lenders by the Company, including the vesting of certain warrant arrangements for 1% of the Common Stock of the Company on each of January 1, 1998 and April 1, 1998, modification of the financial reporting requirement to the lenders, restrictions on new acquisitions and certain litigation settlement payments, establishment of a maximum permitted capital expenditures covenant for the fiscal quarters ending on or after March 31, 1997 and additional financial covenants for fiscal quarters ending on and after June 30, 1997.

  Abandonment of Reengineering Program

     In an effort to improve the productivity and cost efficiency of its operations, in late 1994 Medaphis undertook a comprehensive reengineering program. During fiscal 1996, Medaphis assessed the reengineering program to determine whether the objectives of the program were being achieved. Based upon this assessment, the Company abandoned the reengineering program and incurred a charge of $88.2 million in the fourth quarter of fiscal 1996 with respect to such abandonment. See Note 13 of Notes to Consolidated Financial Statements and Supplementary Data included in Item 8. Financial Statements and Supplementary Data. As a result of the assessment it was concluded that it was not cost effective to continue the development and deployment of the software and technology upon which the reengineering program was based and that the reengineering software and technology had no alternative useful application in the Company's operations. In lieu of further developing and deploying the reengineering software and technology, the Company intends to further refine, enhance and develop certain of the Company's existing software and billing systems and to migrate the Company's billing and accounts receivable management systems to the Company's most proven software systems and technology, so as to reduce the number of systems and technologies that must be maintained and supported.

  Planned Divestitures and Assessments of Non-Core Businesses

     As part of the Company's strategy to focus on the healthcare provider market and to meet its contractual loan obligations under the Second Amended Facility, the Company's 1997 business plan includes the planned divestiture of HRI and the assessment of alternatives for the BSG Group (BSG Corporation ("BSG"), Rapid System Solutions, Inc. ("Rapid Systems") and Sage Communications, Inc. ("Sage")). The Company remains confident that the amortization obligations under the Second Amended Facility will be timely met through the divestiture of HRI. Consistent with these objectives, in January 1997, the Company engaged Bear, Stearns & Co., Inc. to act as its exclusive financial advisor in connection with the divestiture of HRI. The Company has recently filed a registration statement relating to an initial public offering of 100% of the outstanding capital stock of HRI and, concurrently, is in the market actively soliciting interest from prospective financial and strategic buyers for this business unit. The Company remains confident that these steps will result in the divestiture of HRI within the appropriate time frame and believes that the net proceeds of such divestiture will be more than adequate to meet all amortization obligations required to be paid during 1997 under the Second Amended Facility. The alternatives with respect to the BSG Group include, but are not limited to, seeking a buyer, a spin-off transaction or other capital raising alternatives.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 16 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

  Services

     Medaphis is a leading provider of business management services to the healthcare industry in the United States. The Company's business management services enable healthcare providers to outsource to Medaphis business management functions associated with the delivery of healthcare, thereby allowing physicians and hospitals to focus on delivering quality medical services to their patients. The services provided by the Company include both revenue and cost management services. Revenue management services encompass billing and accounts receivable management services consisting of medical coding, automated patient billing, claims submission, capitation analysis, past due and delinquent accounts receivable collection and contract negotiations with payors, including managed care organizations and other services associated with the revenue cycle of a healthcare provider. Cost management services include comprehensive practice management services consisting of front office administration, benefit plan design and administration, cash flow forecasting and budgeting, general consulting services and other services associated with the management of the costs of running a practice for a healthcare provider. In addition, through HRI the Company provides subrogation and related recovery services primarily to healthcare payors to assist them in recovering the related benefits provided to insureds who are injured in accidents or under other circumstances where a third party is ultimately responsible for paying such benefits. Medaphis plans to divest HRI.

     The Company provides business management services to approximately 20,000 physicians and 2,500 hospitals in all 50 states and subrogation and recovery services to healthcare plans covering in excess of 31 million people throughout the United States. Accounts receivable and practice management services are normally provided to customers under contractual arrangements which range from month-to-month to longer durations, renew automatically at the end of the initial term and can be canceled by either party with between 90 and 180 days prior written notification. Fees payable to the Company for its accounts receivable management services are generally based on a percentage of cash collected by the Company for its clients. Fees are negotiated based on the breadth and types of services provided, expected collectibility of the client's accounts receivable portfolio and the cost of providing such services. The Company strives to retain its customers to provide a recurring base of revenue. No single client of the Company in this industry segment accounted for 10% or more of the Company's consolidated revenue in 1996.

     The Company's business management services to hospitals include not only billing and accounts receivable management services, but also specialized accounts receivable management services that generally involve more intensive accounts receivable services, including automated collection procedures. The Company's specialized accounts receivable management services for hospitals are usually provided with respect to a specific portfolio or specific type of accounts receivable.

     The management services business in the healthcare industry is highly competitive. The Company competes with national and regional physician and hospital reimbursement organizations and certain physician groups and hospitals which provide their own business management services. Competition among these organizations is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical and hospital services to cash, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, upon price.

  Healthcare Information Technology ("HIT")

     The Company's HIT group is a leading provider of information management systems to the healthcare industry. Medaphis' products address both the business and clinical management needs of healthcare providers. The Company's products generally function in either a stand-alone provider setting or across the healthcare enterprise. Business management products include those designed to effectively utilize and share staff by automated staff scheduling, to improve operating room utilization and inventory management via automated scheduling and inventory systems, to improve staff productivity by reducing or eliminating repetitive or redundant tasks and to implement best practices via automated expert-systems technologies. Medaphis' clinical management products can be used to check for redundant or duplicative procedures, to provide information access to assist the provider in clinical decision making, to automate manual care protocols and to allow real-time shared access to a patient's clinical information. Medaphis' products also provide a variety of interfaces to third-party products and services which complement the Company's products and further assist providers with their business and clinical information management needs.

     Medaphis provides its healthcare information technology products to over 1,800 hospitals and approximately 4,000 physicians, primarily in the United States. The Company provides products to its customers via contractual relationships that vary depending on the type of products or services being purchased, such as software licenses, hardware purchases, implementation services and continuing customer support and software maintenance activities. Timing of amounts paid to the Company vary by the type of product provided, but generally include an up front amount followed by payments tied to completion of implementation events.

Customer support and software maintenance fees generally renew automatically. The Company strives to retain its customers to provide a recurring base of revenue. No single client of the Company in this industry segment accounted for 10% or more of the Company's consolidated revenue during 1996.

     The healthcare information technology business is highly competitive. The Company competes primarily with national companies, many of which have longer operating histories and greater financial resources than those of the Company. These competitors exist in both the "best of breed" niche marketplace and in the enterprise-wide market for broad sets of application products. Competition among these companies is based on product quality, ease of use and ease of integration of new products with other existing and planned applications.

  BSG Group

     In February 1997, Medaphis announced that it was assessing alternatives for its BSG Group, including a sale, spin-off or other alternative, such as a partial sale or a joint venture.

     The BSG Group provides information technology and change management services to organizations seeking to transform their operations through the strategic use of client/server and other advanced technologies. The BSG Group focuses on customers in industries where technology-enabled change and reengineering can have a significant competitive impact. The BSG Group seeks to establish long-term alliances with its customers, enabling them to increase revenue, raise productivity and improve product quality.

     The BSG Group offers a wide range of services that enable customers to utilize effectively advanced information technologies, including those that incorporate client/server architectures. Its information technology services include consulting, change management, technology migration, application development, systems integration, package installation, training and ongoing systems management. Through long-term alliances with its customers, the BSG Group helps them to increase revenue, to raise productivity and to improve product quality. Besides working closely with its customers' information technology professionals and users, the Company establishes relationships with its customers' senior management who increasingly view technology as critical to overall business strategy. No single client of the Company in this industry segment accounted for 10% or more of the Company's consolidated revenue in 1996.

     During the third quarter of 1996, Medaphis consolidated the business operations of its wholly owned subsidiary, Imonics Corporation ("Imonics"), into BSG. Imonics operated a software development and support and systems integration outsourcing business acquired by Medaphis in December 1994. In 1996, Imonics' business operations were discontinued and the responsibility for completing Imonics' unfinished software engineering projects was transferred to the BSG Group.

     The client/server information technology and change management industry is highly fragmented and characterized by low barriers to entry, rapid change and intense competition. The markets in which the BSG Group competes include companies specializing in information technology and systems integration consulting services, application development companies, software development and systems integration units of major computer equipment manufacturers, information systems facilities management and outsourcing organizations, major accounting firms and information systems groups of large general management consulting firms.

     Many of the BSG Group's competitors have longer operating histories and substantially greater financial, technical and marketing resources, and generate greater systems technology consulting and systems integration revenue, than does the BSG Group. The introduction of lower priced competition or significant price reductions by current or potential competitors, or such competitors' ability to respond more quickly than the BSG Group to new or emerging technologies or changes in customer requirements, could have an adverse effect on the BSG Group's business.

     Many of the BSG Group's current and potential customers periodically evaluate whether to staff system implementation and deployment projects with their in-house information systems staff instead of an outside services company.

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenue, operating profit or loss and identifiable assets attributable to each segment for each of the fiscal years 1994 through 1996 is presented in Note 16 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

HEALTHCARE INDUSTRY

     Because a substantial portion of its revenue is derived from organizations involved in the U.S. healthcare system, the Company's business is impacted by trends in the healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some healthcare payors have willingly paid the prices established by providers while other healthcare payors, notably government programs and managed care companies, have paid far less than established prices and, in many cases, less than the average cost of providing the services.

     Consequently, prices charged to healthcare payors willing to pay established prices have increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., "cost shifting"). In addition, the increasing complexity in the reimbursement system and the assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables and bad debt levels and higher business office costs. Healthcare providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting; nonetheless, management believes that the revenue growth rate experienced by the Company's clients continues to be adversely affected by increased utilization of managed care providers and other industry factors impacting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third-party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and to become more costly.

     Management believes that these trends have placed pressure on the rate of revenue growth and profit margins of the Company's physician and hospital accounts receivable and practice management operations. Due to these revenue and margin pressures, Medaphis Physician Services Corporation ("MPSC"), the Company's largest subsidiary providing accounts receivable and practice management services to physicians, did not significantly contribute to the Company's operating profit for 1996, nor is it expected to significantly contribute until further progress is made in, among other things, ongoing initiatives designed to reduce redundant costs, improve efficiencies and enhance operational effectiveness in MPSC's operations.

     The United States healthcare industry continues to experience significant change as federal and state governments, as well as private industry, work to bring more efficiency and effectiveness to the healthcare system. Medaphis continues to evaluate governmental and industry reform initiatives in an effort to position itself to take advantage of the opportunities created thereby.

RESEARCH AND DEVELOPMENT

     Information regarding research and development (which consists primarily of software development costs) is included in Note 1 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

REGULATION

     Under Medicare law, physicians and hospitals are only permitted to assign Medicare claims to a billing and collection service in certain limited circumstances. The Medicare statutes that restrict the assignment of Medicare claims are supplemented by Medicare regulations and provisions in the Medicare Carrier's Manual (the "Manual"). The Medicare regulations and the Manual provide that a billing service that prepares and sends bills for the provider or physician and does not receive and negotiate the checks made payable to the provider or physician does not violate the restrictions on assignment of Medicare claims. Management believes that its practices do not violate the restrictions on assignment of Medicare claims, but rather the Company operates in a manner consistent with these provisions because it bills only in the name of the medical provider, checks and payments for Medicare services are made payable to the medical provider and the Company lacks any power, authority or ability to negotiate checks made payable to the medical provider. Medaphis' medical billing and collection activities are also governed by numerous federal and state civil and criminal laws. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. See Item 3. Legal Proceedings.

     Submission of claims for services or procedures that are not provided as claimed may lead to civil monetary penalties, criminal fines, imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs. Specifically, the Federal False Claims Act allows a private person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and for such person to share in any amounts paid to the government in damages and civil penalties. Successful plaintiffs can receive up to 25-30% of the total recovery from the defendant. Such qui tam actions or "whistle-blower lawsuits" have increased significantly in recent years and have increased the risk that a company engaged in the healthcare industry, such as Medaphis and many of its customers, may become the subject of a federal or state investigation or may ultimately be required to defend a false claims action, may be subjected to government investigation and possible criminal fines, may be sued by private payors and may be excluded from Medicare, Medicaid and/or other federally funded healthcare programs as a result of such an action. The government on its own may also institute a Civil False Claims Act case, either in conjunction with a criminal prosecution or as a stand alone civil case. Whether instituted by a qui tam plaintiff or by the government, the government can recover triple its damages together with civil penalties of $5,000 -- $10,000 per false claim. Under applicable case law, a party successfully sued under the Federal False Claims Act may be jointly and severally liable for damages and penalties. Some state laws also provide for false claims actions, including actions initiated by a qui tam plaintiff. There can be no assurance that Medaphis will not be the subject of false claims or qui tam proceedings relating to its billing and collection activities or that Medaphis will not be the subject of further government scrutiny or investigations relating to its billing and accounts receivable management services operations. See Item 3. Legal Proceedings. Any such proceeding or investigation could have a material adverse effect upon the Company.

     Credit collection practices and activities are regulated by both federal and state law. The Federal Fair Debt Collection Practices Act (the "Federal Fair Debt Act") sets forth various provisions designed to eliminate abusive, deceptive and unfair debt collection practices by debt collectors. The Federal Fair Debt Act also provides for, among other things, a civil right of action against any debt collector who fails to comply with the provisions thereof. Various states have also promulgated laws and regulations that govern credit collection practices. In general, these laws and regulations prohibit certain fraudulent and oppressive credit collection practices and also may impose license or registration requirements upon collection agencies. In addition, state credit collection laws and regulations generally provide for criminal fines, civil penalties and injunctions for failure to comply with such laws and regulations. Although most of the Company's billing and accounts receivable management services the Company provides to its clients are not considered debt collection services, the Company may be subjected to regulation as a "debt collector" under the Federal Fair Debt Act and as a "collection agency" under certain state collection agency laws and regulations. Management believes that the Company operates in accordance with the Federal Fair Debt Act and complies in all material respects with the applicable collection agency laws and regulations governing collection practices in the states in which it conducts its business or is exempt from such laws and regulations.

     The ownership and operation of hospitals is subject to comprehensive regulation by federal and state governments which may adversely affect hospital reimbursement. Hospitals are paid a predetermined amount for operating expenses relating to each Medicare patient admission based on the patient's diagnosis. Additional changes in the reimbursement provisions of the Medicare and Medicaid programs may continue to reduce the rate of increase of federal expenditures for hospital inpatient costs and charges. Such changes could have an adverse effect on the operations of hospitals in general, and consequently reduce the amount of the Company's revenue related to its hospital clients.

GOVERNMENTAL BUDGETARY CONSTRAINTS AND HEALTHCARE REFORM

     The federal government in recent years has placed increased scrutiny on the billing and collection practices of healthcare providers and related entities. This scrutiny has been directed at, among other things, fraudulent billing practices. The Department of Health and Human Services in recent years has increased the resources of its Office of the Inspector General ("OIG") specifically to pursue both false claims and fraud and abuse violations under the Medicare program. This heightened examination has resulted in a number of high profile investigations, lawsuits and settlements.

     In 1996, Congress enacted the Health Insurance Portability and Accounting Act of 1996, Pub. L. No. 104-191, 1996 U.S.C.C.A.N. (110 Stat. 1936) (the
"Health Insurance Act"), which includes an expansion of certain fraud and abuse provisions, such as expanding the application of Medicare and Medicaid fraud penalties to other federal healthcare programs, and creating additional criminal offenses relating to "healthcare benefit programs," which are defined to include both public and private payor programs. The Health Insurance Act also provides for forfeitures and asset freezing orders in connection with such healthcare offenses. Civil monetary penalties and program exclusion authority available to the OIG also have been expanded. The Health Insurance Act contains provisions for instituting greater coordination of federal, state and local enforcement agency resources and actions through the OIG. There also have been several recent healthcare reform proposals which have included an expansion of the anti-kickback laws to include referrals of any patients regardless of payor source.

     In the 1995 and 1996 sessions of the United States Congress, the focus of healthcare legislation was on budgetary and related funding mechanism issues. A number of reports, including the 1995 Annual Report of the Board of Trustees of the Federal Hospital Insurance Program, projected that the Medicare "trust fund" is likely to become insolvent by the year 2002 if the current growth rate of approximately 10% per annum in Medicare expenditures continues. Similarly, federal and state expenditures under the Medicaid program are projected to increase significantly during the same seven-year period. In response to these projected expenditure increases, and as part of an effort to balance the federal budget, both the Congress and the Clinton Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change funding mechanisms and other aspects of both programs. In late 1995, Congress passed legislation that would substantially reduce projected expenditure increases and would make significant changes in the Medicare and the Medicaid programs. The Clinton Administration has proposed alternate measures to reduce, to a lesser extent, projected increases in Medicare and Medicaid expenditures. Neither proposal became law prior to Congress' 1996 adjournment. Medaphis anticipates that both the Clinton Administration and the Republican majorities in Congress will introduce legislation in 1997 designed to reduce projected increases in Medicare and Medicaid expenditures and to make other changes in the Medicare and Medicaid programs. Medaphis anticipates that such proposed legislation would, if adopted, change aspects of the present methods of paying physicians under such programs and provide incentives for Medicare and Medicaid beneficiaries to enroll in health maintenance organizations and other managed care plans. Medaphis cannot predict the effect of any such legislation, if adopted, on its operations.

     A number of states in which Medaphis has operations either have adopted or are considering the adoption of healthcare reform proposals at the state level. Medaphis cannot predict the effect of proposed state healthcare reform laws on its operations. Additionally, certain reforms are occurring in the healthcare market which may continue regardless of whether comprehensive federal or state healthcare reform legislation is adopted and implemented. These market reforms include certain employer initiatives such as creating purchasing cooperatives and contracting for healthcare services for employees through managed care companies (including health maintenance organizations), and certain provider initiatives such as risk-sharing among healthcare providers and managed care companies through capitated contracts and integration among hospitals and physicians into comprehensive delivery systems. Consolidation of management and billing services by integrated delivery systems may result in a decrease in demand for Medaphis' billing and collection services for particular physician practices, but this decrease may be offset by an increase in demand for

Medaphis' consulting and comprehensive business management services (including billing and collection services) for the new provider systems.

EMPLOYEES

     The Company currently employs approximately 9,375 full-time and part-time employees. The Company has no labor union contracts and believes relations with its employees are satisfactory.

ACQUISITIONS

     In fiscal 1996, Medaphis completed four acquisitions that were accounted for as purchases and four acquisitions that were accounted for as poolings-of-interests. The four purchase acquisitions are as follows:

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

          On October 8, 1996, the Company acquired the assets and assumed substantially all of the liabilities of Sage. Sage provides systems integration services and data warehousing decision support applications, primarily to the telecommunications industry.

     For each of the foregoing acquisitions, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value as of the date of acquisition.

     The Company acquired the following businesses in fiscal 1996 which were recorded using the pooling-of-interests method of accounting:

          On February 29, 1996, the Company exchanged 92,991 shares of its Common Stock for all of the outstanding shares of common stock of Intelligent Visual Computing, Inc. ("IVC"). IVC provides systems integration and work flow engineering systems and services to clients in healthcare and other industries.

          On April 3, 1996, the Company exchanged approximately 1.1 million shares of its Common Stock for all of the outstanding shares of common stock of Rapid Systems. Rapid Systems is a client server/systems integration company whose core competencies include network design, integration and management, database design and development, graphical user interface application design, development and implementation, and strategic systems engineering and computer security. During 1995, Rapid Systems had revenue of $14.7 million.

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

          On June 29, 1996, the Company exchanged approximately 6.2 million shares of its Common Stock for all of the outstanding shares of common stock of Health Data Sciences Corporation ("HDS"). In addition, the Company assumed HDS stock options representing approximately 433,000 additional shares of the Company's Common Stock. HDS is a developer and supplier of advanced healthcare information systems which address a healthcare enterprise's clinical information needs through the integrated monitoring, scheduling, documentation and control of patient care. During 1995, HDS had revenue of $12.2 million.

     Because these acquisitions have been recorded using the pooling-of-interests method of accounting, no adjustments have been made to the historical carrying amounts of assets acquired and liabilities assumed. The consolidated financial statements included in this Report have been restated to include the financial position and operating results of Rapid Systems, BSG and HDS for all periods prior to the acquisitions. No restatement has been made for the financial position and operating results of IVC prior to the beginning of the fiscal year of its acquisition due to its immateriality.

     In August 1996 Medaphis announced that it did not anticipate any significant acquisitions in the near term.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are leased and are located in Atlanta, Georgia. The lease expires in February 2000.

SERVICES

     MPSC's principal office is leased and is located in Atlanta, Georgia. The lease expires in February 2000. In addition to its principal office, MPSC, through its various operating subsidiaries, occupies approximately 25 information processing centers ("IPCs") and local business offices throughout the United States. Three of the facilities are owned and are unencumbered. The remainder of the facilities are leased with expiration dates ranging from March 1997 to December 2008. Medaphis Services Corporation's principal office is leased and is located in Norcross, Georgia. The lease expires in May 2002.

HIT

     The HIT group's principal office is leased and is located in Atlanta, Georgia. The lease expires in February 2000. In addition to its principal office, HIT, through its various operating subsidiaries, occupies approximately 25 offices in the United States, Australia, Canada and Europe. All facilities are leased and such leases expire on dates ranging from March 1997 to April 2004.

BSG GROUP

     The BSG Group's principal offices are located in Austin and Houston, Texas. The leases expire in the year 2000. In addition to its principal offices, the BSG Group, through its various operating subsidiaries, occupies approximately 25 offices in the United States. All facilities are leased and such leases expire on dates ranging from April 1998 to April 2005.

ITEM 3.  LEGAL PROCEEDINGS

     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of Medaphis' annual revenue, there can be no assurance that the Federal Investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon the Company. The Company recorded charges of $12 million in the third quarter of 1995 and $2 million in the fourth quarter of 1996 solely for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits described below which were filed following the Company's announcement of the Federal Investigation. The charges are intended to cover only the anticipated expenses of the Federal Investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     Following the announcement of the Federal Investigation, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of Common Stock in April 1995 were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of Common Stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendant's motion to dismiss the Consolidated Complaint. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the 1933 Act and the Company's underwriters and outside directors are no longer named as defendants. On June 26, 1996, the court denied the plaintiffs' motion to certify a plaintiffs' class. The plaintiffs and the defendants have reached an agreement in principle to settle this action on a class-wide basis for $4.75 million, subject to court approval and other customary conditions (the "1995 Class Action Settlement"). The 1995 Class Action Settlement would also include the related putative class action lawsuit currently pending in the Superior Court of Cobb County, Georgia, described more fully below. The Company expects to receive approximately $3.7 million from insurance to fund a portion of the 1995 Class Action Settlement and accrued approximately $1.2 million in the quarter ending December 31, 1996 to fund the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto.

     On November 5, 1996, Medaphis, Randolph G. Brown, Michael R. Cote and James
S. Douglass were named as defendants in a putative shareholder class action lawsuit filed in Superior Court of Cobb County, State of Georgia. This lawsuit alleges violations of Georgia securities laws based on the same public statements and filings generally described above. The lawsuit is brought on behalf of a putative class of purchasers of Medaphis Common Stock during the period from March 29, 1995 through June 15, 1995. The plaintiffs seek compensatory damages and costs. As noted above, it is currently contemplated that this action will be settled as part of the 1995 Class Action Settlement.

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients. In March 1997, the Company was informed by the Civil Division of the Department of Justice that it is investigating allegations concerning the Company's Gottlieb's Financial Services, Inc. ("GFS") subsidiary. No subpoenas or other process have been issued to the Company or to GFS in connection with the investigation. There can be no assurance that this matter will be resolved promptly, that subpoenas will not be received by Medaphis or that the investigation will not have a material adverse effect upon Medaphis.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint (the "1996 Consolidated Complaint"). In general, the 1996 Consolidated Complaint alleges violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The 1996 Consolidated Complaint is brought on behalf of a class of all persons who purchased or otherwise acquired Medaphis Common Stock between January 6, 1996 and October 21, 1996. The 1996 Consolidated Complaint also asserts claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and HDS. On

December 30, 1996, the defendants filed a motion to dismiss most of the 1996 Consolidated Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint. On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation. The plaintiff seeks compensatory damages and costs. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants additional current and former directors and officers of Medaphis. Medaphis has not yet responded to the amended complaint.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things more fully described in the complaint, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. The plaintiff seeks rescissory, compensatory and punitive damages, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. The demurrer was denied on February 5, 1997. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to the 1933 Act claims.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberg against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown).

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. On the date of the demand, Mr. Papermaster was an executive officer and a director of Medaphis. Mr. Papermaster resigned such positions on March 21, 1997, although he remains a director and executive officer of BSG. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by the Company of its representations and warranties made in the merger agreement between Medaphis and BSG. The Company believes it has meritorious defenses to the indemnification claim.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits.

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that it is conducting a non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ending September 30, 1996 and its restated consolidated financial statements for the three months and year ended December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company intends to cooperate fully with the Commission in its investigation.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against, and written demands placed upon, the Company, there can be no assurance that additional lawsuits will not be filed against the Company, that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company and that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of March 31, 1997:

                                                                           YEAR FIRST
NAME                               AGE              POSITION             ELECTED OFFICER
----                               ---              --------             ---------------
David E. McDowell................  54    Chairman and Chief Executive         1996
                                         Officer and Director
Carl James Schaper...............  45    Executive Vice President and         1997
                                         President of Medaphis
                                         Healthcare
                                         Information Technology Company
William R. Spalding..............  38    Executive Vice President --          1996
                                         Strategic Planning
Jerome H. Baglien................  47    Senior Vice President and            1997
                                         Chief
                                         Financial Officer
Daniel S. Connors, Jr............  54    Senior Vice President --             1996
                                         Personnel & Administration
Harvey Herscovitch...............  59    Senior Vice                          1997
                                         President -- Strategy &
                                         Organization

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

     DAVID E. MCDOWELL joined Medaphis in October 1996 as Chairman and Chief Executive Officer. Mr. McDowell was appointed to the Medaphis Board of Directors in May 1996. From 1992 to 1996, Mr. McDowell was President, Chief Operating Officer and a director of McKesson Corporation. McKesson Corporation is the world's largest distributor of pharmaceutical and healthcare products through McKesson Drug Company in the United States and Medis Health and Pharmaceutical Services, Inc. in Canada.

     CARL JAMES SCHAPER joined Medaphis in March 1997 as President of Medaphis Healthcare Information Technology Company and Executive Vice President of Medaphis. From 1994 to 1997, Mr. Schaper held numerous positions with Dun & Bradstreet Software, including President, Chief Executive Officer, Chief Operating Officer, Executive Vice President, and Senior Vice President, Field Operations and Marketing. From 1989 to 1994, Mr. Schaper held several positions with Banyan Systems, Inc., including Senior Vice President, Worldwide Sales and Marketing, Vice President, North America Field Operations and Regional Vice President.

     WILLIAM R. SPALDING joined Medaphis in January 1996 as Senior Vice President -- Administration, General Counsel and Secretary and was promoted to the position of Executive Vice President -- Strategic Planning in February of 1997. Prior to joining the Company, Mr. Spalding served as a partner in the law firm of King & Spalding, where he specialized in mergers and acquisitions and securities transactions. Mr. Spalding joined King & Spalding in 1985.

     JEROME H. BAGLIEN joined Medaphis in February 1997 as Senior Vice President and Chief Financial Officer. From 1993 to 1996 Mr. Baglien was employed by Keebler Company where he served as Chief Financial Officer. From 1988 to 1993, Mr. Baglien served as Vice President, Finance and Administration with Lamb Weston, Inc., a wholly owned subsidiary of ConAgra. From 1983 to 1988, Mr. Baglien was employed by Tree Top, Inc. as Chief Financial Officer and Controller.

     DANIEL S. CONNORS, JR. joined Medaphis in November 1996 as Senior Vice President -- Personnel and Administration. During 1996, Mr. Connors served as Vice President, Strategic Implementation with D.F. Blumberg & Associates, Inc. From 1993 to 1996, Mr. Connors served as President and Chief Operating Officer of Technology Service Solutions, an IBM/Eastman Kodak joint venture company. From 1965 to 1993, Mr. Connors was employed by IBM Corporation where he held several executive positions and ultimately served as Vice President, Point of Sales Services.

     HARVEY HERSCOVITCH joined Medaphis in February 1997 and serves as Senior Vice President -- Strategy & Organization. From 1993 to December 1996, Mr. Herscovitch served as an independent consultant in the pharmaceutical benefits management and wholesale pharmaceutical distribution industries. Prior to 1993, Mr. Herscovitch was employed by IBM Corporation in a variety of executive positions dealing with the services side of the business.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded in the Nasdaq National Market under the symbol MEDA.

     The prices in the table below represent the high and low sales price for the Common Stock as reported in the National Market System for the periods presented. Such prices are based on inter-dealer bid and asked prices without markup, markdown, commissions or adjustments and may not represent actual transactions.

                YEAR ENDED DECEMBER 31, 1995                   HIGH        LOW
                ----------------------------                  -------    -------
  First Quarter.............................................  $32.750    $22.000
  Second Quarter............................................   34.250     20.500
  Third Quarter.............................................   30.375     20.250
  Fourth Quarter............................................   38.500     26.000

                YEAR ENDED DECEMBER 31, 1996                   HIGH        LOW
                ----------------------------                  -------    -------
  First Quarter.............................................  $53.250    $34.000
  Second Quarter............................................   50.250     34.625
  Third Quarter.............................................   42.500     11.250
  Fourth Quarter............................................   18.500      8.250

     The last reported sales price of the Common Stock as reported on the Nasdaq National Market on March 24, 1997 was $10.5625 per share. As of March 24, 1997 the Company's Common Stock was held of record by 822 stockholders.

     Medaphis has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. The Second Amended Facility contains restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

  Conversion of Medaphis Convertible Subordinated Debentures

     Effective January 1, 1996, all holders of the Company's 6.5% convertible subordinated debentures exercised their rights to convert the debentures into an aggregate 4,526,786 shares of Medaphis Common Stock at $14.00 per share, or at an aggregate conversion price of $63,375,004. The Company relied on Section 4(2) of the 1933 Act as its exemption from the registration requirements of the 1933 Act.

  Warrants Issued in Connection with the Second Amended Facility

     On February 4, 1997, the Company entered into the Second Amended Facility. As an inducement for the lenders named therein to enter into the Second Amended Facility, the Company offered and issued to such lenders warrants to purchase the Company's Common Stock. The warrants contain a vesting arrangement whereby 1% of the Company's Common Stock vests in favor of the lenders on each of January 1, 1998 and April 1, 1998. The Company relied on Section 4(2) of the 1933 Act as its exemption from the registration requirements of the 1933 Act.

  Intelligent Visual Computing, Inc.

     On February 29, 1996, the Company acquired IVC by merger (the "IVC Merger"). As the merger consideration for the IVC Merger, Medaphis offered and issued to the former IVC shareholders an aggregate 92,991 shares of Medaphis Common Stock for all of the outstanding common stock, par value $.01 per share, of IVC. The Company relied on Section 4(2) of the 1933 Act as its exemption from the registration requirements of the 1933 Act.

  Issuance to Certain Employees of Health Data Sciences Corporation

     On January 21, 1997, the Company offered, and on February 4, 1997 issued, an aggregate 31,449 shares of restricted Medaphis Common Stock to certain key employees of HDS, a wholly owned subsidiary, for $.01 per share, or an aggregate offering and sales price of $314.49. The Company relied on Section 4(2) of the 1933 Act as its exemption from the registration requirements of the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Medaphis for and as of each of the five fiscal years in the period ended December 31, 1996. The selected consolidated financial information of Medaphis for each of the four fiscal years in the period ended December 31, 1996 and as of December 31, 1996, 1995, 1994 and 1993 has been derived from the audited consolidated financial statements of Medaphis which give retroactive effect to the mergers with Automation Atwork Companies ("Atwork"), HRI, Medical Management Sciences, Inc. ("MMS"), Rapid Systems, BSG and HDS, all of which have been accounted for as poolings-of-interests. The selected consolidated financial data of Medaphis for the fiscal year ended December 31, 1992 and as of December 31, 1992 has been derived from the unaudited consolidated financial statements of Medaphis, which give retroactive effect to the mergers with Atwork, HRI, MMS, Rapid Systems, BSG and HDS. Management believes that the unaudited consolidated financial statements referred to above include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for such periods.

     The loan commitments under the Company's Second Amended Facility will reduce to $200 million and $150 million as of July 31, 1997, and January 31, 1998, respectively, and will expire on June 30, 1998. In developing its 1997 business plan, the Company did not expect to generate sufficient cash flow from operations to meet the required debt reduction and, therefore, management of the Company has adopted plans to dispose of HRI and is seeking alternatives for the BSG Group which it believes will generate sufficient net proceeds to meet the required debt reductions.

     The Company has retained investment banking counsel to advise it on the divestiture of HRI as well as to assist in the evaluation of alternatives for the BSG Group. There can be no assurance that the Company will be successful in its efforts divest HRI and/or the BSG Group. If the Company is unable to generate sufficient net proceeds through the divestiture of HRI and/or the BSG Group or obtain alternative debt financing by July 31, 1997, unless extended by the lenders until September 30, 1997, the Company's borrowings under the Second Amended Facility will become immediately due and payable. As a result, there are doubts that the Company will continue as a going concern, and therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

                                                            YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                               1996        1995       1994       1993        1992
                                             ---------   --------   --------   --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
  Revenue..................................  $ 608,313   $559,877   $398,934   $279,326    $175,424
  Salaries and wages.......................    398,573    325,868    227,109    164,474     106,296
  Other operating expenses.................    163,677    140,296     95,195     71,363      51,241
  Depreciation.............................     28,276     14,487      9,430      7,285       4,775
  Amortization.............................     20,016     18,048     10,691      7,878       4,043
  Interest expense, net....................     11,585     10,062      5,926      6,573         965
  Restructuring and other charges..........    179,768     54,950      1,905         --          --
  Income (loss) before extraordinary item
     and cumulative effect of accounting
     change................................   (124,621)    (5,621)    32,523     14,704       5,534
  Net income (loss)........................   (124,621)    (5,621)    32,523     14,704       9,010(1)
  Pro forma net income (loss)(2)...........   (123,642)    (8,504)    30,706     13,524       9,629
  Weighted average shares outstanding......     71,225     56,591     60,245     51,109      48,843
PER SHARE DATA(2)
  Pro forma income (loss) before
     extraordinary item and cumulative
     effect of accounting change...........  $   (1.74)  $   (.15)  $   0.51   $   0.26    $   0.13
  Pro forma net income loss................  $   (1.74)  $   (.15)  $   0.51   $   0.26    $   0.21

                                                               AS OF DECEMBER 31,
                                             ------------------------------------------------------
                                               1996        1995       1994       1993        1992
                                             ---------   --------   --------   --------    --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA
  Working capital..........................  $  75,633   $ 95,230   $ 89,262   $ 71,278    $ 36,570
  Intangible assets........................    389,033    455,611    376,827    183,190     116,383
  Total assets.............................    815,624    795,606    627,151    367,281     228,305
  Long-term debt...........................    215,752    150,565    148,261      9,803      16,059
  Convertible subordinated debentures......         --     63,375     63,375     63,375      60,000
  Stockholders' equity.....................    392,290    421,306    257,097    189,850      87,876

---------------

(1) Reflects the extraordinary loss of $2.1 million relating to the prepayment of certain indebtedness net of income tax benefit and the cumulative benefit for the change in accounting for income taxes arising from the adoption of Statement of Financial Accounting Standards No. 109 of $5.6 million.
(2) In 1995 and 1996, Company acquired Atwork, Consort, MMS, IVC, Rapid Systems and BSG in merger transactions accounted for as poolings-of-interests. Prior to the mergers, Atwork, Consort, MMS, IVC, Rapid Systems and a company acquired by BSG prior to the Company's merger with BSG had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net income
    (loss) and pro forma net income (loss) per common share are presented in the consolidated statements of operations as if each of these entities had been a "C" corporation during the periods presented.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In fiscal 1996 Medaphis: (1) acquired eight companies in four transactions accounted for as purchases and in four transactions accounted for as poolings-of-interests; (2) recorded a charge of $138.6 million in the fourth quarter related to the abandonment of its reengineering program begun in late 1994, the shutdown of Imonics and other matters; (3) incurred a significant net loss due primarily to the reengineering abandonment and other restructuring charges and operating losses in both its BSG Group and Services segments; (4) was sued under the federal securities laws for allegedly misleading disclosures about earnings and other matters, which lawsuits have not been resolved and are costly for Medaphis to defend; and (5) used cash in excess of cash provided by operations to fund working capital of $7.9 million and incurred capital expenditures of $51.1 million, with the result that by December 31, 1996, the Company had borrowed $242.7 million of the $250 million available under its bank credit facilities. In response to these events, in February 1997 Medaphis entered into the Second Amended Facility which provides $35 million of additional debt capacity, but also requires significant reductions in the lenders' commitments to $200 million in July 1997 (which may be extended by the lenders to September 30, 1997) and to $150 million in January 1998.

     In order to generate funds necessary to make the required payments under the Second Amended Facility in July 1997 and January 1998, the Company announced its plan to sell or spin-off its wholly owned operating subsidiary, HRI, by filing a registration statement with the Commission relating to an initial public offering of 100% of the common stock of HRI. Because HRI is not considered a segment of the Company, the Company will not record the financial position, results of operations and cash flows of HRI as discontinued operations. Medaphis also is assessing alternatives for its BSG Group. The alternatives include, but are not limited to, seeking a buyer, a spin-off transaction or other capital raising alternatives.

     In February 1997, Medaphis announced the implementation during the 1997 fiscal year of a business plan focused on Medaphis' core business and comprised of the five following components: (1) exiting non-core businesses, such as the planned sale of HRI that is discussed below; (2) achieving improved predictability of results through enhanced management accountability and controls; (3) reducing costs and increasing efficiencies; (4) emphasizing customer service; and (5) implementing cross-selling initiatives.

     Medaphis' business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some healthcare payors have willingly paid the prices established by providers while other healthcare payors, notably the government and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to healthcare payors willing to pay established prices have increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., "cost shifting"). The increasing complexity in the reimbursement system and the assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables and bad debt levels and higher business office costs. Healthcare providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. Notwithstanding providers' responses to revenue pressures, management believes that the revenue growth rate experienced by the Company's clients continues to be adversely affected by increased managed care and other industry factors impacting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third-party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and to become more costly.

     Management believes that these trends have placed pressure on the rate of revenue growth and profit margins of the Company's physician accounts receivable and practice management operations. Due to these revenue and margin pressures, MPSC, the Company's largest subsidiary providing accounts receivable and practice management services to physicians, did not significantly contribute to the Company's operating profit for 1996 and this trend is not expected to improve until further progress is made with, among other things, ongoing initiatives designed to reduce redundant costs, improve efficiencies and enhance operational effectiveness in MPSC's operations.

RESULTS OF OPERATIONS

     The following table shows certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996     1995     1994
                                                              ------   ------   ------
Revenue.....................................................   100.0%   100.0%   100.0%
Salaries and wages..........................................    65.5     58.2     56.9
Other operating expenses....................................    26.9     25.1     23.9
Depreciation................................................     4.6      2.6      2.3
Amortization................................................     3.3      3.2      2.7
Interest expense, net.......................................     1.9      1.8      1.5
Restructuring and other charges.............................    29.6      9.8      0.5
                                                               -----    -----    -----
Income (loss) before income taxes...........................   (31.8)    (0.7)    12.2
Income tax expense (benefit)................................   (11.3)     0.3      4.0
                                                               -----    -----    -----
Net income (loss)...........................................   (20.5)    (1.0)     8.2
Pro forma adjustments                                            0.2     (0.5)    (0.5)
                                                               -----    -----    -----
Pro forma net income (loss).................................   (20.3)%   (1.5)%    7.7%
                                                               =====    =====    =====

REVENUE

     Revenue classified by the Company's different operating segments is as follows:

                                                       1996        1995        1994
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Revenue:

  Services.........................................  $415,328    $402,467    $291,536
  BSG Group........................................   113,988      98,615      57,732
  HIT..............................................    81,646      60,521      50,387
  Corporate and eliminations.......................    (2,649)     (1,726)       (721)
                                                     --------    --------    --------
                                                     $608,313    $559,877    $398,934
                                                     ========    ========    ========

     Services' operations in fiscal 1996 experienced minimal net business growth as new sales were largely offset by client losses. Services' revenue in 1996 increased 3.2% from 1995 as compared with an increase of 38.1% in 1995 from 1994. The slowdown in revenue growth is attributable to the above-mentioned revenue pressures on the physician accounts receivable and practice management operations. The growth in 1995 was primarily attributable to acquisitions.

     These client losses are partly due to the reengineering and consolidation effort undertaken by MPSC. During the consolidation effort, management's focus was redirected to consolidation and away from client service. Services' 1995 revenue growth resulted from acquisitions and an increase in the number of business management services clients.

     The BSG Group's 1996 revenues increased 15.6% from 1995 which had increased 70.8% from 1994. The increases in the BSG Group's revenue reflect the demand for the BSG Group's service offerings as migration to client/server architectures continued to accelerate. This demand for the BSG Group's services were negatively affected in 1996 by a decrease in the revenues generated by Imonics.

     HIT's revenue increased 34.9% in 1996 as compared with the same period in 1995. This increase is primarily the result of an increase in the number of healthcare information system licenses sold by HDS. Included in HIT's revenue for the 1996 fiscal year is approximately $14.5 million of onetime fees associated with these licenses. HIT's revenue for 1995 increased 20.1% from 1994. This growth was due to an increase in the sales of Atwork's scheduling products which was offset by HDS not selling as many healthcare information system licenses in fiscal year 1995 as compared to fiscal year 1994.

SALARIES AND WAGES

     Salaries and wages represented 65.5% of revenue in 1996 as compared with 58.2% and 56.9% in 1995 and 1994, respectively. The increase in salaries and wages as a percentage of revenue for 1996, as compared with 1995, is due to a slowdown in the growth of the Company's revenue and an increase in the employment levels (both employees and independent contractors) across the Company. The increase in 1995 resulted from a decrease in the revenue recognized at HDS offset by the changes in compensation to the former owners of Atwork.

OTHER OPERATING EXPENSES

     Other operating expenses increased to 26.9% of revenue in 1996 from 25.1% in 1995 which had increased from 23.9% in 1994. The increase in other operating expenses as a percentage of revenue for 1996, as compared with 1995, is due to a slowdown in the growth of the Company's revenue. The increase in 1995 was a result of the decrease in the 1995 revenue at HDS primarily associated with the timing of new sales. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, office supplies, legal, accounting and other outside professional services.

DEPRECIATION

     Depreciation expense was $28.3 million in 1996, $14.5 million in 1995 and $9.4 million in 1994. These increases reflect the Company's investment in property and equipment, including approximately $42 million of new computer and other data processing equipment purchased in connection with the Company's reengineering program, to support growth in its business, including acquisitions.

     The Company wrote down the value of the equipment purchased in connection with the Company's reengineering program to its net realizable value during the fourth quarter of 1996 and recorded a charge of approximately $16 million. The Company expects depreciation expense to increase by approximately $6.5 million in 1997 from the 1996 expense amount.

AMORTIZATION

     Amortization of intangible assets, which are primarily associated with the Company's acquisitions and software products, was $20.0 million in 1996, $18.0 million in 1995 and $10.7 million in 1994. The increases are primarily due to increased amortization of goodwill and client lists resulting from acquisitions.

INTEREST

     Net interest expense was $11.6 million in 1996, $10.1 million in 1995 and $5.9 million in 1994. The increases in 1996 and 1995 are primarily due to increased borrowings under the Company's expanded credit facility to finance acquisitions and the Company's investment in its reengineering and consolidation project. Management anticipates that future interest expense will change as a result of increases in interest rates and borrowings under the Second Amended Facility.

RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                                1996      1995      1994
                                                              --------   -------   ------
                                                                    (IN THOUSANDS)
Restructuring charges.......................................  $ 14,076   $15,000   $   --
Software abandonment........................................    86,088     1,800       --
Property and equipment impairment...........................    35,592     5,000       --
Intangible asset impairment.................................    13,048        --    1,905
Legal costs.................................................    12,800    12,000       --
Pooling charges.............................................     8,953    11,700       --
Severance costs.............................................     3,913     5,000       --
Other.......................................................     5,298     4,450       --
                                                              --------   -------   ------
                                                              $179,768   $54,950   $1,905
                                                              ========   =======   ======

     Restructuring Charges. In 1995, Management approved a restructuring plan relating to the consolidation of the Company's data processing function in MPSC. The Company recorded a reserve for the exit costs associated with the restructuring plan of approximately $15.0 million.

     During 1996, the Company revised its original plan of consolidating into ten regional IPCs and reduced these reserves by approximately $1.8 million. The Company has adopted a plan to downsize certain of the existing IPCs and the costs associated with exiting these facilities will be charged against the restructuring reserves established in 1995. The Company also incurred approximately $5.2 million of costs which were related to MPSC's reengineering and consolidation project which had not previously been accrued.

     Also during 1996, the Company restructured its client/server system integration businesses and consolidated Rapid Systems into BSG and adopted a plan to shut down Imonics. In connection with this restructuring, the Company recorded charges of approximately $3.0 million for the costs associated with the termination of certain leases, approximately $6.5 million for severance costs for all notified employees of Imonics and approximately $1.2 million for other exit activities.

     Software Abandonment. In June 1996, the Company began a comprehensive assessment of the reengineering program for the Company's Services division which was begun in 1994. The comprehensive review was completed and management concluded that it was not cost effective to continue the development and deployment of the software and technology upon which the reengineering program was based and that the reengineering software and technology had no alternative useful application in the Company's operations. In connection with abandonment of its reengineering program and the shutdown of Imonics, the Company abandoned certain software development projects and recorded charges for the write-off of approximately $86.1 million of capitalized software development costs related to these projects.

     In connection with The Halley Exchange, Inc. acquisition in 1995, the Company recorded a $1.8 million charge related to the cost of purchased research and development activities related to acquired technology for which technological feasibility had not yet been established and which had no alternative future uses.

     Property and Equipment Impairment. In connection with the abandonment of the reengineering project and the shutdown of Imonics in 1996 and the restructuring of MPSC in 1995, the Company assessed the recoverability of certain of its long lived assets and recorded impairment losses of approximately $35.6 million and $5.0 million in 1996 and 1995, respectively.

     Intangible Asset Impairment. In 1996, the Company adopted a plan to shut down Imonics and recorded a charge of approximately $13 million for the write-off of the unamortized goodwill associated with the purchase of Imonics. In 1994, a charge of approximately $1.9 million, associated with the write-off of a non-compete agreement, was recorded by one of the Company's subsidiaries prior to that subsidiary's merger with the Company because the non-compete agreement was deemed to have no value.

     Legal Costs. In 1996, the Company recorded a charge of $5.0 million for the administrative fees, costs and expenses it anticipates incurring in connection with various putative class action lawsuits which have been filed since August 14, 1996 against the Company and certain of its former officers, one of whom was also a director. The Company also accrued $4.6 million for the legal costs and other fees the Company has or plans to incur in connection with the turnaround effort undertaken by the new management team and various other legal matters.

     The Company recorded charges of $2.0 million and $12.0 million in 1996 and 1995, respectively, for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and various putative class action lawsuits which are based on the Federal Investigation. In 1996, the Company reached an agreement in principle to settle the class action lawsuits which are based on the Federal Investigation for $4.75 million. Also in 1996, the Company has recorded a $1.2 million charge for its portion of this settlement (the Company expects the remainder of the settlement to be funded by insurance).

     Pooling Charges. In connection with the following mergers, the Company incurred transaction fees, costs and expenses. In accordance with the requirements of pooling-of-interests accounting, these costs have been reflected in the operating results for 1996 and 1995.

                                                               1996      1995
                                                              ------    -------
                                                               (IN THOUSANDS)
Atwork......................................................  $ (430)   $ 6,000
HRI.........................................................    (778)     2,000
Consort Technologies, Inc...................................    (529)     1,200
MMS.........................................................    (845)     2,500
IVC.........................................................     169         --
Rapid Systems...............................................     584         --
BSG.........................................................   6,094         --
HDS.........................................................   4,688         --
                                                              ------    -------
                                                              $8,953    $11,700
                                                              ======    =======

     Severance Costs. In 1995, management of MPSC formalized an involuntary severance benefit plan. The Company recorded charges of approximately $0.9 and $5.0 million in 1996 and 1995, respectively, in accordance with Statement of Financial Accounting Standards No. 112 to reflect the expense for employees' rights to involuntary severance benefits that have accumulated to date. Also, in 1996 the Company recorded a charge of $3.0 million for severance costs associated with former executive management.

     Other Costs. During 1996, the Company canceled an initiative to develop an on-line practice management system. The Company recorded a charge of approximately $2.0 million relating to the deferred costs associated with this project. The Company also accrued $1.3 million for certain liabilities associated with the Company's billing and accounts receivable management services operations. In addition, the Company also recorded a charge of approximately $2.0 million for miscellaneous asset write-offs.

     Prior to the Company's merger with MMS, MMS terminated a merger agreement with an unrelated third party. In connection with the termination of this agreement, MMS agreed to pay costs associated with the planned merger and potential initial public offering of the combined entity. Such costs amounted to approximately $3.7 million and were recorded as a charge in 1995. In addition, in 1995 the Company recorded a charge of $750,000 for certain amounts paid to the former owners of an acquired company.

     During the fourth quarter of 1996, the Company recorded charges of $138.6 million related to the abandonment of the reengineering program, the shut down of Imonics and other charges as discussed above.

INCOME (LOSS) BEFORE INCOME TAXES

     The Company's income (loss) before income taxes was (31.8)% of revenues in 1996 as compared with (0.7)% in 1995 and 12.2% in 1994. The reasons for the losses before income taxes in 1996 and 1995 are the above mentioned revenue pressure MPSC is experiencing and the restructuring and other charges taken by the Company. Excluding restructuring and other charges from all years presented, income before income taxes as a percentage of revenue would have been (2.2)%, 9.1% and 12.7%, respectively for 1996, 1995 and 1994.

INCOME TAXES

     Effective income tax rates for the periods presented vary from statutory rates primarily as a result of nondeductible expenses associated with merger transactions consummated by the Company in 1996 and previous years. Pro forma adjustments for income taxes have been provided for companies which elected to be treated as "S" Corporations under the Internal Revenue Code of 1986, as amended, prior to merging with the Company.

ACQUISITIONS

     In fiscal 1996, Medaphis completed four acquisitions that were accounted for as purchases and four acquisitions that were accounted for as poolings-of-interests. The four purchase acquisitions are as follows:

          On February 12, 1996, the Company acquired substantially all of the assets and assumed certain of the related liabilities of MMCS. MMCS provides billing and accounts receivable management services primarily to emergency room physicians.

          On February 20, 1996, the Company acquired substantially all of the assets and assumed certain of the related liabilities of CBT. CBT provides collection and billing services primarily to hospitals.

          On April 16, 1996, the Company acquired the outstanding capital stock of MEDICO. MEDICO provides billing and accounts receivable management services primarily to anesthesiologists.

          On October 8, 1996, the Company acquired the assets and assumed substantially all of the liabilities of Sage. Sage provides systems integration services and data warehousing decision support applications, primarily to the telecommunications industry.

     For each of the foregoing acquisitions, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition.

     The Company acquired the following businesses in fiscal 1996 which were recorded using the pooling-of-interests method of accounting:

          On February 29, 1996, the Company exchanged approximately 92,991 shares of its Common Stock for all of the outstanding shares of common stock of IVC. IVC provides systems integration and work flow engineering systems and services to clients in the healthcare and other industries.

          On April 3, 1996, the Company exchanged approximately 1.1 million shares of its Common Stock for all of the outstanding shares of common stock of Rapid Systems. Rapid Systems is a client server/systems integration company whose core competencies include network design, integration and management, database design and development, graphical user interface application design, development and implementation and strategic systems engineering and computer security. During 1995, Rapid Systems had revenue of $14.7 million.

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

     Because these acquisitions have been recorded using the pooling-of-interests method of accounting, no adjustments have been made to the historical carrying amounts of assets acquired and liabilities assumed. The consolidated financial statements included in this report have been restated to include the financial position and operating results of Rapid Systems, BSG and HDS for all periods prior to the acquisitions. No restatement has been made for the financial position and operating results of IVC prior to the beginning of the fiscal year of its acquisition due to its immateriality.

     In August 1996, Medaphis announced that it did not anticipate any significant acquisitions in the near term.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $75.6 million at December 31, 1996, and had unrestricted cash and cash equivalents of $7.6 million.

     The Company used $7.9 million in cash for operating activities in the year ended December 31, 1996. The decrease in the Company's operating cash flows resulted from the increased levels of working capital committed to the Company's technology systems operations, expenditures related to restructuring and other charges and the ongoing revenue and margin pressures at MPSC.

     At December 31, 1996, the Company had $242.7 million of borrowings outstanding under the $250 million revolving credit agreement (the "Senior Credit Facility"). Borrowings under the Senior Credit Facility bore interest at interest rates ranging from 6.78% to 6.90%. On February 4, 1997, the Company entered into the Second Amended Facility. This agreement replaced the Senior Credit Facility and increased the revolving line of credit to $285 million. The Second Amended Facility expires on June 30, 1998 and may be extended or otherwise amended pursuant to the agreement. Borrowings under the Second Amended Facility are secured by substantially all of the Company's assets and are guaranteed by substantially all of the Company's subsidiaries. The Second Amended Facility effectively refinanced the loans outstanding under the Senior Credit Facility and can be used to finance working capital and other general corporate needs with restrictions on new acquisitions, certain litigation settlement payments and capital expenditures for the fiscal quarter ending March 31, 1997. The Second Amended Facility provides for "base rate" loans which bear interest equal to prime plus 1% as long as certain financial covenants are met. The loan commitments under the Second Amended Facility will reduce to $200 million and $150 million on July 31, 1997 (unless extended by the lenders to September 30, 1997) and January 31, 1998, respectively. In late 1996 and in 1997, the Company has taken actions to reduce capital expenditures and to monitor uses of cash. The Company believes that it will be able to fund its operating cash requirements through operating cash flows and limited borrowings under the Second Amended Facility through July 31, 1997, when the Company will be required to reduce the outstanding amount of borrowings under the Second Amended Facility to a maximum of $200 million. In developing its 1997 business plan, the Company did not expect to generate sufficient cash flow from operations to meet the required debt reduction and, therefore, management has adopted plans to divest HRI and is seeking alternatives for the BSG Group which it believes will generate sufficient net proceeds to meet the July 31, 1997 reduction in the loan commitments required by the Second Amended Facility. The Company has retained investment banking counsel to advise it on the divestiture of HRI as well as to assist in the evaluation of alternatives for the BSG Group. On March 14, 1997, the Company filed a registration statement with the Commission relating to the planned initial public offering of 100% of the common stock of HRI. This initial public offering is subject to review by the Commission and the marketability of HRI. There can be no assurance that the Company will be successful in its efforts to sell HRI and/or the BSG Group. If the Company is unable to generate sufficient net proceeds through the sale of HRI and/or the BSG Group or obtain alternative debt financing by July 31, 1997, unless extended by the lenders until September 30, 1997, the Company's lender can cause the borrowing under the Second Amended Facility to become immediately due and payable.

     As part of the consideration paid to the six-bank syndicate for the Second Amended Facility, the Company issued the lenders warrants with vesting arrangements for 1% of the Common Stock of the Company on each of January 1, 1998 and April 1, 1998. These warrants terminate if the Company has no outstanding borrowings on the line of credit on December 31, 1997. The Company has not allocated any value to these warrants because management believes the Company will generate sufficient cash flows from asset sales to repay all the borrowings under the Second Amended Facility by December 31, 1997.

     In December 1995, the Company gave notice of its intent to redeem its 6.5% convertible subordinated debentures due January 1, 2000. The debentures were convertible into shares of the Company's Common Stock at a conversion price of $14.00 per share. All of the debenture holders exercised their conversion rights effective January 1, 1996, and as a result, approximately 4.5 million shares of Common Stock were issued in the conversion.

OTHER MATTERS

     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of Medaphis' annual revenue, there can be no assurance that the Federal Investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon the Company. The Company recorded charges of $12 million in the third quarter of 1995 and $2 million in the fourth quarter of 1996, solely for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits described below which were filed following the Company's announcement of the Federal Investigation. The charges are intended to cover only the anticipated expenses of the Federal Investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     Following the announcement of the Federal Investigation, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of Common Stock in April 1995 were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of Common Stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendant's motion to dismiss the Consolidated Complaint. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the 1933 Act, and the Company's underwriters and outside directors are no longer named as defendants. On June 26, 1996, the court denied the plaintiffs' motion to certify a plaintiffs' class. The plaintiffs and the defendants have reached an agreement in principle to settle this action on a class-wide basis for $4.75 million, subject to court approval and other customary conditions (the "1995 Class Action Settlement"). The 1995 Class Action Settlement would also include the related putative class action lawsuit currently pending in the Superior Court of Cobb County, Georgia, described more fully below. The Company expects to receive approximately $3.7 million from insurance to fund a portion of the 1995 Class Action Settlement and accrued approximately $1.2 million in the quarter ending December 31, 1996 to fund the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto.

     On November 5, 1996, Medaphis, Randolph G. Brown, Michael R. Cote and James
S. Douglass were named as defendants in a putative shareholder class action lawsuit filed in Superior Court of Cobb County, State of Georgia. This lawsuit alleges violations of Georgia securities laws based on the same public statements and filings generally described above. The lawsuit is brought on behalf of a putative class of purchasers of Medaphis Common Stock during the period from March 29, 1995 through June 15, 1995. The plaintiffs seek compensatory damages and costs. As noted above, it is currently contemplated that this action will be settled as part of the 1995 Class Action Settlement.

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as internal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients. In March 1997, the Company was informed by the Civil Division of the Department of Justice that it is investigating allegations concerning GFS. No subpoenas or other process have been issued to the Company or to GFS in connection with this investigation.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint (the "1996 Consolidated Complaint"). In general, the 1996 Consolidated Complaint alleges violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The 1996 Consolidated Complaint is brought on behalf of a class of all persons who purchased or otherwise acquired Medaphis Common Stock between January 6, 1996 and October 21, 1996. The 1996 Consolidated Complaint also asserts claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and HDS. On December 30, 1996, the defendants filed a motion to dismiss most of the 1996 Consolidated Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint. On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations, and damaging Medaphis' reputation. The plaintiff seeks compensatory damages and costs. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants additional current and former directors and officers of Medaphis. Medaphis has not yet responded to the amended complaint.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things more fully described in the complaint, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. The plaintiff seeks rescissory, compensatory and punitive damages, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. The demurrer was denied on February 5, 1997. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to the 1933 Act claims.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberg against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda,

Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown).

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. On the date of the demand, Mr. Papermaster was an executive officer and a director of Medaphis. Mr. Papermaster resigned such positions on March 21, 1997, although he remains a director and executive officer of BSG. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by the Company of its representations and warranties made in the merger agreement between Medaphis and BSG. The Company believes it has meritorious defenses to the indemnification claim.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits.

     On January 8, 1997, the Commission notified the Company that it is conducting a nonpublic investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ending September 30, 1996 and its restated consolidated financial statements for the three months and year ended December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company intends to cooperate fully with the Commission in its investigation.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against, and written demands placed upon, the Company, there can be no assurance that additional lawsuits will not be filed against the Company, that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company and that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I of this Report pursuant to General Instruction G of this Form 10-K, is included in the sections entitled "Management of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1997 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Certain Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements

      Independent Auditors' Report;

      Consolidated Statements of Operations -- years ended December 31, 1996, 1995 and 1994;

      Consolidated Balance Sheets -- as of December 31, 1996 and 1995;

      Consolidated Statements of Cash Flows -- years ended December 31, 1996, 1995 and 1994;

      Consolidated Statements of Stockholders' Equity -- years ended December 31, 1996, 1995 and 1994; and Notes to Consolidated Financial Statements.

   2. Financial Statement Schedules

      Included in Part IV of the report:

      Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 1996, 1995 and 1994.

      Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required.

     3. Exhibits

      The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
  2.1     --   Amended and Restated Merger Agreement, dated July 28, 1995, among Registrant, RaySub, Inc. and Healthcare Recoveries,
               Inc. (incorporated by reference to Exhibit 2.1 to Current
               Report on Form 8-K filed on September 12, 1995).
  2.2     --   Merger Agreement, dated December 29, 1995, among Registrant,
               CarSub, Inc. and Medical Management Sciences, Inc.
               (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on January 19, 1996).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
  2.3     --   Merger Agreement, dated as of March 12, 1996, by and among
               Registrant, Rapid Systems Solutions, Inc. and RipSub, Inc.
               (incorporated by reference to Exhibit 2.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
               File No. 000-19480 (the "1995 Form 10-K")).
  2.4     --   Merger Agreement, dated as of March 15, 1996, by and among
               Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on
               Form S-4, File No. 33-2506).
  3.1     --   Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registration Statement on Form S-1, File No. 33-42216).
  3.2     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1993).
  3.3     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to
               Registration Statement on Form 8-A/A, filed on March 28,
               1995).
  3.4     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 4.4 to
               Registration Statement on Form S-8, Registration No. 333-
               03213).
  3.5     --   Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 000-19480
               (the "1992 Form 10-K")).
  4.1     --   Indenture by and between Registrant and Trust Company Bank, as Trustee, dated December 30, 1992 (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on January 11, 1993).
  4.2     --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1995 Form 10-K).
  4.3     --   Form of Option Agreement relating to Registrant's Stock
               Option Plan (incorporated by reference to Exhibit 4.2 to
               Registration Statement on Form S-1, File No. 33-42216).
  4.4     --   Form of Option Agreement relating to Registrant's Executive
               Performance Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, File No. 33-42216).
  4.5     --   Form of Option Agreement relating to Registrant's Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 4.4 to Registration
               Statement on Form S-3, File No. 33-71552).
  4.6     --   Form of Option Agreement relating to Registrant's Restricted
               Stock Plan (incorporated by reference to Exhibit 4.5 to the
               1995 Form 10-K).
  4.7     --   Form of Option Agreement relating to Registrant's
               Non-Employee Director Stock Option Plan (incorporated by
               reference to Exhibit 4.6 to the 1995 Form 10-K).
  4.8     --   Registration Rights Agreement, dated as of March 17, 1995, by and among Registrant, David Michael Warner and John P.
               Holton (incorporated by reference to Exhibit 4.10 to Annual
               Report on Form 10-K for the year ended December 31, 1994,
               File No. 000-19480 (the "1994 Form 10-K")).
  4.9     --   Form of Common Stock Purchase Warrant issued to Fredrica
               Morf and Ursula Nelson (incorporated by reference to Exhibit
               4.19 to the 1994 Form 10-K).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
  4.10    --   Form of Warrant issued to one or more lenders pursuant to
               Registrant's Second Amended and Restated Credit Agreement,
               dated as of February 4, 1997 (incorporated by reference to
               Exhibit 4.1 to Current Report on Form 8-K filed on February
               18, 1997).
  4.11    --   Form of Registration Rights Agreement among Registrant,
               Bryan Dieter and The Decision Support Group, Inc.
               (incorporated by reference to Exhibit 4.26 to the 1994 Form
               10-K).
  4.12    --   Form of Registration Rights Agreement among Registrant,
               Mahmoud R. Ghavi, Barry G. Wahlig, William L. McCready, and
               Kimberly D. Elkins (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 1995).
  4.13    --   Form of Registration Rights Agreement among Registrant,
               William J. DeZonia, Lori T. Caudill, Carol T. Shumaker,
               Alyson T. Stinson, James F. Thacker, James F. Thacker
               Retained Annuity Trust and Paulanne H. Thacker Retained
               Annuity Trust (incorporated by reference to Exhibit 4.1 to
               Current Report on Form 8-K filed on January 19, 1996).
  4.14    --   Form of Registration Rights Agreement among Registrant,
               Raymond J. Noorda and Steven G. Papermaster (incorporated by reference to Exhibit 4.17 to Registration Statement on Form
               S-4, file No. 33-2506).
  4.15    --   Form of Registration Rights Agreement among Registrant,
               Michael Clark, Andrei Mitran, and Steven Theidke
               (incorporated by reference to Exhibit 4.18 to Registration
               Statement on Form S-4, File No. 33-2506).
  4.16    --   Notice of Redemption for 6.5% Convertible Subordinated
               Debentures Due 2000 (incorporated by reference to Exhibit
               4.21 to the 1995 Form 10-K).
  4.17    --   Form of Option Agreement relating to Registrant's
               Non-Qualified Stock Option Plan for Non-Executive Employees.
 10.1     --   Amended and Restated Medaphis Corporation Non-Qualified
               Stock Option Plan (incorporated by reference to Exhibit 28.1 to Registration Statement on Form S-8, File No. 33-46847).
 10.2     --   First Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28.1 to Registration Statement on Form S-8, File
               No. 33-64952).
 10.3     --   Second Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to the 1992 Form 10-K).
 10.4     --   Third Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the
               quarterly period ended March 31, 1993).
 10.5     --   Fourth Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993).
 10.6     --   Fifth Amendment to the Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K")).
 10.7     --   Sixth Amendment to Medaphis Corporation Amended and Restated
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the
               quarterly period ended March 31, 1994).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.8     --   Seventh Amendment to Medaphis Corporation Amended and
               Restated Non-Qualified Stock Option Plan (incorporated by
               reference to Exhibit 99 to Registration Statement on Form
               S-8, File No. 33-95742).
 10.9     --   Eighth Amendment to Medaphis Corporation Amended and
               Restated Non-Qualified Stock Option Plan (incorporated by
               reference to Exhibit 99.1 to Registration Statement on Form
               S-8, File No. 333-07203).
 10.10    --   Ninth Amendment to Medaphis Corporation Amended and Restated
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8, File
               No. 333-07203).
 10.11    --   Tenth Amendment to Medaphis Corporation Amended and Restated
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8, File
               No. 333-7203).
 10.12    --   Eleventh Amendment to Medaphis Corporation Amended and
               Restated Non-Qualified Stock Option Plan.
 10.13    --   Medaphis Corporation Senior Executive Performance
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28.2 to Registration Statement on Form S-8, File
               No. 33-46847).
 10.14    --   First Amendment to Medaphis Corporation Senior Executive
               Performance Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993).
 10.15    --   Medaphis Corporation Non-Qualified Stock Option Plan for
               Employees of Acquired Companies (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, File
               No. 33-67752).
 10.16    --   First Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99 to Registration
               Statement on Form S-8, File No. 33-71556).
 10.17    --   Second Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99 to Registration
               Statement on Form S-8, File No. 33-88442).
 10.18    --   Third Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 10.14 to the 1995 Form
               10-K).
 10.19    --   Fourth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99.2 to Registration
               Statement on Form S-8, File No. 333-3213).
 10.20    --   Fifth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99.1 to Registration
               Statement on Form S-8, File No. 333-07627).
 10.21    --   Sixth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies.
 10.22    --   Medaphis Corporation Non-Employee Director Stock Option
               Plan, dated as of August 12, 1994 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1994).
 10.23    --   Medaphis Corporation Non-Qualified Stock Option Plan for
               Non-Executive Employees.
 10.24    --   First Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees.

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.25    --   Restricted Stock Plan of the Registrant, dated as of August
               12, 1994 (incorporated by reference to Exhibit 10.2 to
               Registration Statement on Form S-4, File No. 33-88910).
 10.26    --   Form of Medaphis Corporation Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.19 to the 1995 Form
               10-K).
 10.27    --   First Amendment to Medaphis Corporation Employee Stock
               Purchase Plan.
 10.28    --   Retirement Savings Trust (incorporated by reference to
               Exhibit 10.10 to Registration Statement on Form S-1, File
               No. 33-42216).
 10.29    --   Amended and Restated Medaphis Employees' Retirement Savings
               Plan.
 10.30    --   First Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan.
 10.31    --   Form of Second Amendment to the Amended and Restated
               Medaphis Employees' Retirement Savings Plan.
 10.32    --   Loan Agreement, dated October 1, 1983, between Medical
               Management Consultants, Inc. and Development Authority of
               Cobb County (incorporated by reference to Exhibit 10.16 to
               Registration Statement on Form S-1, File No. 33-42216).
 10.33    --   Second Amended and Restated Credit Agreement, dated as of
               February 4, 1997, among the Registrant, the lenders listed therein and the Agent (incorporated by reference to Exhibit
               99.2 to Current Report on Form 8-K filed on February 18,
               1997).
 10.34    --   Certificate of Merger of CompMed, Inc. with and into
               Medaphis Physician Services Corporation dated as of December
               31, 1993 (incorporated by reference to Exhibit 10.30 to the
               1993 Form 10-K).
 10.35    --   Employment Agreement, dated December 14, 1992, between
               MedCorp Holding, Inc. and Dennis A. Pryor (incorporated by reference to Exhibit 10.26 to the 1992 Form 10-K).
 10.36    --   Amendment No. 1 to the Employment Agreement between Dennis
               A. Pryor and Medaphis Physician Services Corporation
               (formerly MedCorp Holding, Inc., which changed its name to
               CompMed, Inc. and subsequently merged into Medaphis
               Physician Services Corporation (incorporated by reference to
               Exhibit 10.37 to the 1994 Form 10-K)).
 10.37    --   Lease Agreement, dated August 1, 1989, between Financial
               Enterprises III (a general partnership consisting of Martin
               L. Brill and Dennis A. Pryor) and Medical Management
               Sciences South, Inc.
 10.38    --   Agreement for Management Services by and among Registrant,
               INTEGRATEC Med-Services, Inc. and Medaphis Hospital Services
               Corporation, dated as of January 13, 1993 (incorporated by reference to Exhibit 10.37 to the 1993 Form 10-K).
 10.39    --   Employment Agreement by and between Registrant and Randolph
               G. Brown, dated March 24, 1995 (incorporated by reference to
               Exhibit 10.46 to the 1994 Form 10-K).
 10.40    --   Master Equipment Lease, dated January 25, 1994, by and
               between Trust Company Bank and Registrant (incorporated by reference to Exhibit 10.63 to the 1994 Form 10-K).
 10.41    --   Lease and Development and Participation Agreement, dated
               April 21, 1995 (incorporated by reference to Exhibit 10.1 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1995).
 10.42    --   Master Equipment Lease Agreement Intended for Security with
               NationsBank Leasing Corporation, dated May 31, 1995
               (incorporated by reference to Exhibit 10.2 to Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1995).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.43    --   Equipment Lease, dated September 29, 1995, by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.70 to
               the 1995 Form 10-K).
 10.44    --   Equipment Lease, dated October 31, 1995 by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.71 to
               the 1995 Form 10-K).
 10.45    --   Equipment Lease, dated January 31, by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.72 to
               the 1995 Form 10-K).
 10.46    --   Equipment Lease, dated February 29, 1996, by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.73 to
               the 1995 Form 10-K).
 10.47    --   Tivoli Systems, Inc. End User Software License Agreement,
               dated June 30, 1995 (incorporated by reference to exhibit
               10.3 to Quarterly Report on Form 10-Q for the quarterly
               period ended June 30, 1995).
 10.48    --   Medaphis Corporation Re-engineering, Consolidation and
               Business Improvement Cash Incentive Plan, dated February 21,
               1996 (incorporated by reference to Exhibit 10.1 to
               Registration Statement on Form S-4, File no. 33-2506).
 10.49    --   Employment Agreement by and between Registrant and David E.
               McDowell, dated November 19, 1996.
 10.50    --   Employment Agreement by and between Registrant and Daniel S.
               Connors, Jr., dated February 25, 1997.
 10.51    --   Employment Agreement by and between Registrant and Carl
               James Schaper, dated February 25, 1997.
 10.52    --   Employment Agreement by and between Registrant and Jerome H.
               Baglien, dated January 3, 1997.
 11       --   Statement re: Computation of Per Share Earnings.
 21       --   Subsidiaries of Registrant.
 23.1     --   Consent of Deloitte & Touche LLP.
 27       --   Financial Data Schedule (for SEC use only).
 99.1     --   Consolidated Class Action Complaint filed in the United
               States District Court for the Northern District of Georgia,
               Atlanta Division (incorporated by reference to Exhibit 99.1 to the 1995 Form 10-K).
 99.2     --   Consolidated Class Action Complaint filed in the United
               States District Court, Northern District of Georgia, Atlanta
               Division.
 99.3     --   Complaint filed in Los Angeles County Superior Court.
 99.4     --   Class Action Complaint filed in Superior Court of New
               Jersey, Law Division, Essex County.
 99.5     --   Verified Derivative Complaint filed in the United States
               District Court, Northern District of Georgia, Atlanta
               Division.
 99.6     --   Safe Harbor Compliance Statement for Forward-Looking
               Statements.

---------------

* The exhibits which are referenced in the above documents are hereby incorporated by reference. Such exhibits have been omitted for purposes of this filing but will be furnished supplementary to the Commission upon request.

     (b) Reports on Form 8-K

          One report on Form 8-K/A was filed during the quarter ended December 31, 1996:

                                                        FINANCIAL
                   ITEM REPORTED                     STATEMENTS FILED    DATE OF REPORT
                   -------------                     ----------------   -----------------
Restatement of Medaphis Corporation's Supplemental
  Consolidated Financial Statements to effect for
     the merger with HDS...........................        Yes(1)       November 14, 1996

---------------

(1) Supplemental Consolidated Financial Statements of the Company (audited) for the years ended December 31, 1995 (as restated), 1994 and 1993 were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Medaphis Corporation
                                            (Registrant)

                                          By: /s/ JEROME H. BAGLIEN
                                            ------------------------------------
                                            Jerome H. Baglien
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

Date: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ DAVID E. MCDOWELL                  Chairman, Chief Executive        March 31, 1997
-----------------------------------------------------  Officer and Director
                  David E. McDowell

                /s/ JEROME H. BAGLIEN                  Senior Vice President and Chief  March 31, 1997
-----------------------------------------------------  Financial Officer (Principal
                  Jerome H. Baglien                    Accounting Officer)

              /s/ ROBERT C. BELLAS, JR.                Director                         March 31, 1997
-----------------------------------------------------
                Robert C. Bellas, Jr.

            /s/ DAVID R. HOLBROOKE, M.D.               Director                         March 31, 1997
-----------------------------------------------------
              David R. Holbrooke, M.D.

                  /s/ JOHN C. POPE                     Director                         March 31, 1997
-----------------------------------------------------
                    John C. Pope

                 /s/ DENNIS A. PRYOR                   Director                         March 31, 1997
-----------------------------------------------------
                   Dennis A. Pryor

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Medaphis Corporation:

     We have audited the accompanying consolidated balance sheets of Medaphis Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Medaphis Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company's credit facility requires significant reductions in the Company's borrowings by July 31, 1997, which may be extended by the lenders to September 30, 1997. The Company does not expect to generate sufficient cash flow from operations to meet this required loan reduction. While the Company plans to divest of certain assets to generate funds to meet this requirement, the Company does not have binding contracts to dispose of these assets or to refinance or raise additional funds to otherwise satisfy such required debt reduction. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter also are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

March 31, 1997
Atlanta, Georgia

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1996          1995         1994
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.....................................................    $ 608,313     $559,877     $398,934
                                                                ---------     --------     --------
Salaries and wages..........................................      398,573      325,868      227,109
Other operating expenses....................................      163,677      140,296       95,195
Depreciation................................................       28,276       14,487        9,430
Amortization................................................       20,016       18,048       10,691
Interest expense, net.......................................       11,585       10,062        5,926
Restructuring and other charges.............................      179,768       54,950        1,905
                                                                ---------     --------     --------
          Total expenses....................................      801,895      563,711      350,256
                                                                ---------     --------     --------
Income (loss) before income taxes...........................     (193,582)      (3,834)      48,678
Income tax expense (benefit)................................      (68,961)       1,787       16,155
                                                                ---------     --------     --------
Net income (loss)...........................................     (124,621)      (5,621)      32,523
                                                                =========     ========     ========
Pro forma adjustments, principally income taxes.............          979       (2,883)      (1,817)
                                                                ---------     --------     --------
Pro forma net income (loss).................................    $(123,642)    $ (8,504)    $ 30,706
                                                                =========     ========     ========
Pro forma net income (loss) per common share................    $   (1.74)    $  (0.15)    $   0.51
                                                                =========     ========     ========
Weighted average shares outstanding.........................       71,225       56,591       60,245
                                                                =========     ========     ========

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                                    EXCEPT
                                                                PAR VALUE DATA)
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  7,631   $ 19,270
  Restricted cash...........................................    19,568     15,340
  Accounts receivable, billed (net of allowance for doubtful
     accounts of $13,260 and $6,225)........................    99,823     84,256
  Accounts receivable, unbilled.............................    94,057     89,429
  Deferred income taxes.....................................    36,177         --
  Other.....................................................    12,129     14,870
                                                              --------   --------
          Total current assets..............................   269,385    223,165
Property and equipment......................................    97,850     97,895
Deferred income taxes.......................................    42,379         --
Intangible assets...........................................   389,033    455,611
Other.......................................................    16,977     18,935
                                                              --------   --------
                                                              $815,624   $795,606
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 11,765   $ 23,220
  Accrued compensation......................................    30,332     24,505
  Accrued expenses..........................................    95,680     69,529
  Current portion of long-term debt.........................    55,975     10,681
                                                              --------   --------
          Total current liabilities.........................   193,752    127,935
Long-term debt..............................................   215,752    150,565
Other obligations...........................................    13,830     18,926
Deferred income taxes.......................................        --     13,499
Convertible subordinated debentures.........................        --     63,375
                                                              --------   --------
          Total liabilities.................................   423,334    374,300
                                                              --------   --------
Stockholders' Equity:
  Preferred stock...........................................        --        382
  Common stock, voting, $.01 par value, 200,000 authorized
     in 1996 and 100,000 in 1995; issued and outstanding
     71,705 in 1996 and 58,917 in 1995......................       717        589
  Paid-in capital...........................................   522,491    426,387
  Accumulated deficit.......................................  (130,749)    (6,052)
                                                              --------   --------
                                                               392,459    421,306
  Less treasury stock, at cost -- 16 shares in 1996.........       169         --
                                                              --------   --------
          Total stockholders' equity........................   392,290    421,306
                                                              --------   --------
                                                              $815,624   $795,606
                                                              ========   ========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1996        1995       1994
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $(124,621)  $ (5,621)  $ 32,523
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     48,292     32,535     20,121
  Impairment loss on assets.................................    135,195      5,035         --
  Deferred income taxes.....................................    (71,939)     1,312     15,239
  Other non-cash charges....................................         --        417      1,208
  Changes in assets and liabilities, excluding effects of
     acquisitions:
     Increase in restricted cash............................     (6,152)    (3,253)    (1,963)
     Increase in accounts receivable, billed................    (11,316)   (21,549)    (8,038)
     Increase in accounts receivable, unbilled..............     (8,593)    (9,714)   (24,279)
     Increase (decrease) in accounts payable................    (10,297)     4,738      5,341
     Increase (decrease) in accrued compensation............      5,277       (396)     5,704
     Increase (decrease) in accrued expenses................     26,870     25,725     (3,844)
     Other, net.............................................      9,421     (5,841)     2,197
                                                              ---------   --------   --------
          Net cash provided by (used in) operating
            activities......................................     (7,863)    23,388     44,209
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired..........................    (18,200)   (76,077)  (153,385)
Purchases of property and equipment.........................    (51,135)   (50,986)   (13,063)
Software development costs..................................    (37,946)   (35,611)    (9,519)
Other.......................................................         --        650     (1,969)
                                                              ---------   --------   --------
          Net cash used for investing activities............   (107,281)  (162,024)  (177,936)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock......................     11,475    151,825      4,933
Proceeds from borrowings....................................    129,155    140,780    122,100
Payments of long-term debt..................................    (36,511)  (138,244)    (6,108)
Dividends to shareholders of acquired companies.............         (6)    (6,751)    (8,528)
Repurchase of stock and warrants............................     (5,591)        --         --
Other.......................................................      5,274     (7,355)      (675)
                                                              ---------   --------   --------
          Net cash provided by financing activities.........    103,796    140,255    111,722
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS
Net change..................................................    (11,348)     1,619    (22,005)
Balance at beginning of year (see Note 2)...................     18,979     17,651     39,656
                                                              ---------   --------   --------
Balance at end of year......................................  $   7,631   $ 19,270   $ 17,651
                                                              =========   ========   ========

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           RETAINED
                                             COMMON               PREFERRED                EARNINGS      TREASURY       TOTAL
                                    COMMON   STOCK    PREFERRED     STOCK     PAID-IN    (ACCUMULATED     STOCK     STOCKHOLDERS'
                                    SHARES   AMOUNT    SHARES      AMOUNT     CAPITAL      DEFICIT)       AMOUNT       EQUITY
                                    ------   ------   ---------   ---------   --------   -------------   --------   -------------
                                                                           (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1993......  47,151    $471      19,452      $ 222     $207,218     $ (18,061)    $    --      $ 189,850
Changes in HRI's stockholders'
  equity in the six months ended
  June 30, 1994 (see Note 2)......     (9)      --          --         --          (76)         (554)         --           (630)
Issuance of common stock..........     19       --          --         --           14            --          --             14
Issuance of common stock in
  acquisitions....................  2,108       21          --         --       38,775            --          --         38,796
Exercise of stock options.........    734        8          --         --        2,162            --          --          2,170
Issuance and conversion of
  preferred stock at acquired
  companies.......................     --       --       2,739          3        3,465            --          --          3,468
Pre-merger dividends to former
  owners..........................     --       --          --         --           --        (8,378)         --         (8,378)
Net income........................     --       --          --         --           --        32,523          --         32,523
Other.............................    (13)      --          --         --          (24)         (692)         --           (716)
                                    ------    ----     -------      -----     --------     ---------     -------      ---------
BALANCE AT DECEMBER 31, 1994......  49,990     500      22,191        225      251,534         4,838          --        257,097
Issuance of common stock..........  4,239       42          --         --      121,580            --          --        121,622
Issuance of common stock in
  acquisitions....................     20       --          --         --          459            --          --            459
Exercise of stock options
  (including tax benefit of
  $7,901).........................    557        6          --         --       12,516            --          --         12,522
Issuance and conversion of
  preferred stock at acquired
  companies.......................  3,344       33      (2,737)       157       37,398            --          --         37,588
Pre-merger dividends to former
  owners..........................     --       --          --         --           --        (4,517)         --         (4,517)
Net loss..........................     --       --          --         --           --        (5,621)         --         (5,621)
Other.............................    767        8          --         --        2,900          (752)         --          2,156
                                    ------    ----     -------      -----     --------     ---------     -------      ---------
BALANCE AT DECEMBER 31, 1995......  58,917     589      19,454        382      426,387        (6,052)         --        421,306
Changes in HDS's stockholders'
  equity in the three months ended
  March 31, 1996 (see Note 2).....     --       --          --         --           --          (382)         --           (382)
Issuance of common stock in
  acquisitions....................     93        1          --         --        3,823           249          --          4,073
Exercise of stock options
  (including tax benefit of
  $21,012)........................  1,593       16          --         --       32,471            --          --         32,487
Repurchase of stock and
  warrants........................    (16)      --          --         --       (5,422)           --        (169)        (5,591)
Conversion of preferred stock at
  acquired companies..............  6,528       65     (19,454)      (382)         317            --          --             --
Conversion of subordinated
  debentures......................  4,527       45          --         --       62,305            --          --         62,350
Net loss..........................     --       --          --         --                   (124,621)         --       (124,621)
Other.............................     63        1          --         --        2,610            57          --          2,668
                                    ------    ----     -------      -----     --------     ---------     -------      ---------
BALANCE AT DECEMBER 31, 1996......  71,705    $717          --      $  --     $522,491     $(130,749)    $  (169)     $ 392,290
                                    ======    ====     =======      =====     ========     =========     =======      =========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Medaphis Corporation and its subsidiaries ("Medaphis" or the "Company"), including the retroactive effect of all mergers which have been accounted for under the pooling-of-interests method of accounting.

     The Company's consolidated financial statements, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business and consequently do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. As discussed in Note 6, the Company's cash flow from operations will not be sufficient to satisfy required reductions in the Company's outstanding borrowings; however, the Company has adopted plans to divest of certain assets which management believes will generate the necessary cash flows to satisfy these required debt reductions.

     CONSOLIDATION. All significant intercompany transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

     NATURE OF OPERATIONS. Medaphis provides business management services and systems primarily to the healthcare industry throughout the United States. The Company historically has not experienced any significant losses related to individual customers, class of customers or groups of customers in any geographical area.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Revenues from systems integration contracts are recorded based on the terms of the underlying contracts, which are primarily time and material or fixed price contracts. Revenue from time and material type contracts is recognized as services are rendered and costs are incurred based on contractual rates. Revenue from fixed price contracts is recorded using the percentage of completion method. Expected losses are charged to operations in the period such losses are determined. Revenue for which customers have not yet been invoiced is reflected as accounts receivable, unbilled in the accompanying consolidated balance sheets.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months.

     RESTRICTED CASH. Restricted cash represents amounts collected on behalf of certain clients, a portion of which is held in trust until remitted to such clients.

     PROPERTY AND EQUIPMENT. Property and equipment, including equipment under capital leases, is stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally four to ten years for furniture and fixtures, three to seven years for equipment, and 20 years for buildings.

     INTANGIBLE ASSETS. Intangible assets are composed principally of goodwill, clients lists and software development costs.

     Goodwill and Clients Lists. Goodwill represents the excess of the cost of the businesses acquired over the fair value of net identifiable assets at the date of the acquisition and is amortized using the straight line method, generally over 40 years. Clients lists are amortized using the straight line method over their estimated useful lives, generally seven to 20 years.

     The Company continually monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through undiscounted expected future cash flows after related interest charges. Should the Company determine that the carrying values of specific intangible assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values. During 1996, the Company adopted a plan to shut down its wholly-owned operating subsidiary, Imonics Corporation ("Imonics"), and recorded a charge of approximately $13.0 million for the write-off of the unamortized goodwill associated with the purchase of Imonics. In 1994, a charge of approximately $1.9 million associated with the write-off of a non-compete agreement was recorded by one of the Company's subsidiaries prior to that subsidiary's merger with the Company because the non-compete agreement was deemed to have no value. No impairment losses were recorded by the Company in 1995.

     Software Development Costs. Intangible assets include software development costs incurred in the development or the enhancement of software utilized in providing the Company's business management systems and services. Software development costs are capitalized upon the establishment of technological feasibility for each product or process and capitalization ceases when the product or process is available for general release to customers or is put into service. Capitalized software development costs were approximately $37.9 million and $36.3 million in 1996 and 1995, respectively. In 1996, the Company abandoned its reengineering program and adopted a plan to shut down Imonics and, as a result of these actions, Medaphis wrote off approximately $85.9 million of capitalized software costs which had no future value to the Company. The Company recorded research and development expenses of approximately $3.2 million, $2.8 million and $4.6 million in 1996, 1995 and 1994, respectively.

     Software development costs are amortized using the straight line method over the estimated economic lives of the assets, which are generally three to five years. Amortization expense related to the Company's capitalized software costs totaled $6.6 million, $5.1 million and $2.9 million in 1996, 1995 and 1994, respectively.

     STOCK-BASED COMPENSATION PLANS. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1996, the Company implemented the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). SFAS No. 123 requires that companies which elect to not account for stock-based compensation as prescribed by that statement shall disclose the pro forma effects on earnings (loss) and earnings (loss) per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

     LEGAL COSTS. The Company records charges for the administrative fees, costs and expenses it anticipates incurring in conjunction with its legal matters when management can reasonably estimate these costs.

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

     PRO FORMA PROVISION FOR INCOME TAXES. In 1995 and 1996, the Company acquired the Automation Atwork Companies ("Atwork"), Medical Management Sciences, Inc. ("MMS"), Rapid Systems Solutions, Inc. ("Rapid Systems") and BSG Corporation ("BSG") in merger transactions accounted for as poolings-of-interests. Prior to the mergers, Atwork, MMS, Rapid Systems and a company acquired by BSG prior to the merger between BSG and the Company (the "BSG Merger") had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma provision (benefit) for income taxes, taken together with reported income tax expense (benefit), presents the combined pro forma tax expense (benefit) of such entities as if they had been "C" corporations during the periods presented.

     PRO FORMA NET INCOME (LOSS) PER COMMON SHARE. Pro forma net income (loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the dilutive effect of the assumed exercise of certain outstanding stock options and conversion of convertible preferred stock. Fully diluted pro forma net income per common share is not presented as it is not materially different from primary pro forma net income (loss) per common share or it is antidilutive. The Company's convertible subordinated debentures were not considered common stock equivalents at issuance and are included in the computation of fully diluted pro forma net income (loss) per common share.

2.  BUSINESS COMBINATIONS AND DIVESTITURES

     From January 1, 1994 through December 31, 1996, the Company acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses which were accounted for using the purchase method of accounting:

COMPANY ACQUIRED                                          CONSIDERATION   ACQUISITION DATE
----------------                                          -------------   ----------------
                                                                   (IN THOUSANDS)
Sage Communication, Inc. ("Sage").......................           *      October 1996
The Medico Group, Ltd...................................           *      April 1996
Medical Management Computer Sciences, Inc...............           *      February 1996
CBT Financial Services, Inc.............................           *      February 1996
The Receivables Management Division of MedQuist, Inc....    $ 17,300      December 1995
The Halley Exchange, Inc. ("Halley")....................           *      December 1995
Billing and Professional Services, Inc..................           *      October 1995
Medical Office Consultants, Inc.........................           *      May 1995
Computers Diversified, Inc..............................      15,500      April 1995
Medical Management, Inc.................................       8,000      March 1995
The Decision Support Group, Inc.........................           *      January 1995
Imonics Corporation.....................................      32,200      December 1994
John Rex, Inc. ("Anescor")..............................       6,000      December 1994
AdvaCare, Inc...........................................     101,600      November 1994
Marmac Management, Inc..................................           *      September 1994
Central Billing Services, Inc...........................      19,700      September 1994
Omni Medical Systems, Inc...............................           *      August 1994
Physician Billing, Inc..................................      13,000      July 1994
Medical Management Resources, Inc.......................      11,000      July 1994
Consolidated Medical Services, Inc......................           *      June 1994
Northwest Creditors Service, Inc........................       6,600      June 1994
Managed Practice Division of Datamedic Corporation......       5,000      April 1994

---------------

* Consideration not material.

     Each of the foregoing acquisitions has been recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The allocation of the purchase price of certain of the 1996 acquisitions is preliminary and will be adjusted when the necessary information is available. The operating results of the acquired businesses are included in the Company's consolidated statements of operations from the respective dates of acquisition. The pro forma impact of the foregoing acquisitions not presented due to the immaterial effect these acquisitions have on the Company's results of operations for 1996 and 1995.

     In addition to the foregoing acquisitions, the Company acquired eight businesses in 1996 and 1995 which were accounted for using the pooling-of-interests method of accounting. Following is a list of the businesses acquired and the shares exchanged:

                                                               SHARES       ACQUISITION
COMPANY ACQUIRED                                              EXCHANGED         DATE
----------------                                              ---------   ----------------
Health Data Sciences Corporation ("HDS")....................  6,215,000   June 1996
BSG.........................................................  7,539,000   May 1996
Rapid Systems...............................................  1,135,000   April 1996
Intelligent Visual Computing, Inc. ("IVC")..................          *   February 1996
MMS.........................................................  4,000,000   December 1995
Consort Technologies, Inc. ("Consort")......................    825,000   November 1995
Healthcare Recoveries, Inc. ("HRI").........................  3,265,000   August 1995
Atwork......................................................  8,000,000   March 1995

---------------

* Consideration not material

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

     Prior to its merger with the Company, HRI reported on a fiscal period ending June 30. HRI's financial position and operating results as of and for the period ended June 30, 1994 were combined with the Company's financial position and operating results as of and for the year ended December 31, 1993. HRI's financial position and operating results for 1995 and 1994, which were restated to a calendar year basis, were combined with the Company's financial position and operating results as of and for the years ended December 31, 1995 and 1994. Accordingly, HRI's operating results for the six months ended June 30, 1994 were duplicated in each of the years ended December 31, 1994 and 1993. HRI's revenues and net income for that six-month period were $7,822,000 and $755,000, respectively. Consolidated retained earnings has been reduced by $554,000 which represents HRI's net income applicable to common stockholders for the six months ended June 30, 1994 in order to eliminate the duplication of income applicable to common stockholders for that period in the retained earnings balance.

     Prior to its merger with the Company, HDS reported on a fiscal period ending March 31. HDS's financial position and operating results as of and for the years ended March 31, 1996, 1995 and 1994 were combined with the Company's financial position and operating results as of and for the years ended December 31, 1995, 1994 and 1993, respectively. Accordingly, HDS's operating results for the three months ended March 31, 1996 were duplicated in each of the years ended December 31, 1996 and 1995. HDS's revenues and net income for that three-month period were $3,758,000 and $382,000, respectively. The beginning cash and cash equivalents balance in the accompanying 1996 consolidated statement of cash flows does not equal the December 31, 1995 cash and cash equivalents balance as a result of the combination, in the 1995 consolidated balance sheet, of HDS's financial position as of March 31, 1996 with the financial position of the Company as of December 31, 1995.

     A reconciliation of revenue, pro forma net income (loss) and pro forma net income (loss) per common share of the Company, as previously reported, Rapid Systems, BSG, HDS and combined, including the pro forma provision for Rapid Systems and BSG income taxes, is as follows:

                                                               1995             1994
                                                             ---------    ----------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Revenue:
  Medaphis, as previously reported.........................  $463,321         $319,138
  Rapid Systems............................................    14,722            8,558
  BSG......................................................    69,663           49,174
  HDS......................................................    12,171           22,064
                                                             --------         --------
          Combined.........................................  $559,877         $398,934
                                                             ========         ========
Pro forma net income (loss):
  Medaphis, as previously reported.........................  $ (4,680)        $ 22,935
  Rapid Systems............................................       972              773
  BSG......................................................    (1,045)           1,329
  HDS......................................................    (3,173)           6,037
  Pro forma provision for Rapid Systems and BSG income
     taxes.................................................      (578)            (368)
                                                             --------         --------
          Combined.........................................  $ (8,504)        $ 30,706
                                                             ========         ========
Pro forma net income (loss) per common share:
  Medaphis, as previously reported.........................  $  (0.09)        $   0.50
                                                             ========         ========
  Combined.................................................  $  (0.15)        $   0.51
                                                             ========         ========

     A summary of revenue and pro forma net income for each of the three pooling-of-interests transactions consummated after the first quarter of 1996 for interim year-to-date periods preceding the dates of consummation are as follows (in thousands):

                                               INTERIM PERIOD                 PRO FORMA
                                                 PRECEDING                   NET INCOME
COMPANY ACQUIRED                                CONSUMMATION    REVENUE        (LOSS)
----------------                               --------------   -------   -----------------
Rapid Systems................................  March 31, 1996   $ 5,248        $ (498)
BSG..........................................  March 31, 1996    19,539         2,497
HDS..........................................  March 31, 1996     3,758           382

     On March 14, 1997, the Company filed a registration statement with the Securities and Exchange Commission (the "Commission") relating to the planned initial public offering of 100% of the common stock of HRI. This initial public offering is subject to review by the Commission and the marketability of HRI. The proceeds from this offering will be used to repay borrowings under the Second Amended and Restated Agreement (the "Second Amended Facility") (see Note 6 where discussed). Because HRI is not a reportable segment for financial reporting purposes, the Company has not reported the financial position, results of operations and cash flows of HRI as discontinued operations.

     Medaphis also is assessing alternatives for its BSG Group (BSG, Rapid Systems and Sage). The alternatives include, but are not limited to, seeking a buyer, a spin-off transaction or other capital raising alternatives.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               1996        1995
                                                              -------    --------
                                                                (IN THOUSANDS)
Land........................................................  $ 2,873    $  2,873
Buildings...................................................    8,105       9,839
Furniture and fixtures......................................   23,276      19,485
Equipment...................................................  120,731     100,866
Other.......................................................    9,766       6,055
                                                              -------    --------
                                                              164,751     139,118
Less accumulated depreciation...............................   66,901      41,223
                                                              -------    --------
                                                              $97,850    $ 97,895
                                                              =======    ========

4.  INTANGIBLE ASSETS

     Intangible assets consists of the following:

                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Goodwill....................................................  $355,074    $361,096
Client lists................................................    57,203      51,862
Software development costs..................................    34,982      82,219
Other.......................................................     1,000       2,159
                                                              --------    --------
                                                               448,259     497,336
Less accumulated amortization...............................    59,226      41,725
                                                              --------    --------
                                                              $389,033    $455,611
                                                              ========    ========

5.  ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Accrued costs of businesses acquired........................  $ 9,904    $13,582
Funds due clients...........................................   19,207     12,757
Deferred revenue............................................   13,858     11,590
Accrued legal costs.........................................   15,173      8,264
Accrued restructuring and severance costs...................   18,080      7,801
Interest....................................................      985      2,917
Other.......................................................   18,473     12,618
                                                              -------    -------
                                                              $95,680    $69,529
                                                              =======    =======

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Borrowings under Senior Credit Facility.....................  $242,730    $128,000
Capital lease obligations, weighted average effective
  interest rates of 7.4% and 8.4%...........................    27,810      23,670
Other.......................................................     1,187       9,576
                                                              --------    --------
                                                               271,727     161,246
Less current portion........................................    55,975      10,681
                                                              --------    --------
                                                              $215,752    $150,565
                                                              ========    ========

     At December 31, 1996, the Company had a $250 million revolving credit agreement ("the Senior Credit Facility") which was composed of a $240 million revolving credit line and a $10 million cash management line with a six-bank syndicate to finance future acquisitions, working capital and other general corporate needs. The Company had the option of making "LIBOR" based loans or "base rate" loans under the Senior Credit Facility. LIBOR based loans bore interest at LIBOR for the then current interest period plus amounts varying from 1.25% to 1.75% based on the Company's financial performance. Base rate loans bore interest equal to prime. At December 31, 1996, the Company had LIBOR based loans outstanding at interest rates ranging from 6.78% to 6.90%. The Senior Credit Facility contained, among other things, financial covenants which required the Company to maintain certain financial ratios. The Company was in compliance with all covenants as of December 31, 1996.

     On February 4, 1997, the Company entered into the Second Amended Facility. This agreement replaced the Senior Credit Facility and increased the revolving line of credit to $285 million. The Second Amended Facility is composed of a $275 million revolving line of credit and a $10 million cash management swing loan line with lenders from a six-bank syndicate. The Second Amended Facility effectively refinanced the loans outstanding under the Senior Credit Facility and can be used to finance working capital and other general corporate needs. The Second Amended Facility provides for "base rate" loans which bear interest equal to prime plus 1% as long as certain financial covenants are met. The loan commitments under the Second Amended Facility will reduce to $200 million and $150 million on July 31, 1997 (unless extended by the lenders until September 30, 1997) and January 31, 1998, respectively. The Company does not and did not expect to generate sufficient cash flow from operations to satisfy the required reductions in debt. Management of the Company has adopted plans to divest HRI and is seeking alternatives for the BSG Group, which management believes will generate sufficient net proceeds to meet the reduction in the loan commitments required by the Second Amended Facility. The Company has retained an investment banking firm to advise it on the divestiture of HRI as well as to assist in the evaluation of alternatives for the BSG Group. While management is confident the Company will be able to meet its debt service obligations, there can be no assurance that the Company will be successful in its efforts to divest HRI or the BSG Group. If the Company is unable to dispose of HRI or the BSG Group or through other means generate sufficient net proceeds to satisfy the required reductions in the loan commitments, the Company's lenders can cause the borrowings under the Second Amended Facility to become immediately due and payable. The Second Amended Facility also contains restrictions on the Company's ability to declare or pay cash dividends on its common stock.

     As part of the consideration paid to the six-bank syndicate for the Second Amended Facility, the Company issued the lenders warrants with vesting for 1% of the common stock of the Company on each of January 1, 1998 and April 1, 1998. The warrants terminate if the Company has no outstanding borrowings on the line of credit on December 31, 1997. The Company has not allocated any value to these warrants because management believes the Company will realize sufficient net proceeds from the divestiture of HRI and the potential alternatives for the BSG Group or the refinancing of any remaining borrowings under the Second

Amended Facility to enable the Company to repay all borrowings under the Second Amended Facility by December 31, 1997.

     The Second Amended Facility expires on June 30, 1998 but may be extended, or otherwise amended, pursuant to agreement between the Company and the lenders under the Second Amended Facility. Borrowings under the Second Amended Facility are secured by substantially all of the Company's assets and are guaranteed by substantially all of the Company's subsidiaries.

     In April 1995, the Company used the net proceeds of its fourth public offering to repay indebtedness of approximately $121 million then outstanding under the Senior Credit Facility.

     The Company's capital leases consist principally of leases for equipment. As of December 31, 1996 and 1995, the net book value of equipment subject to capital leases totaled $26.6 million and $20.3 million, respectively.

     The carrying amounts of long-term debt and capital lease obligations reflected in the consolidated balance sheets approximate fair value of such instruments due to the variable rate nature of the long-term debt and the fixed rates on the capital lease obligations which approximate market rates.

     The aggregate maturities of long-term debt and capital lease obligations are as follows (in thousands):

1997........................................................  $ 55,975
1998........................................................   211,403
1999........................................................     3,306
2000........................................................        74
2001........................................................        69
Thereafter..................................................       900
                                                              --------
                                                              $271,727
                                                              ========

7. CONVERTIBLE SUBORDINATED DEBENTURES

     The Company issued $63.4 million of 6.5% convertible subordinated debentures to finance the acquisition of CompMed, Inc. The debentures were due on January 1, 2000. The debenture holders had the right to convert the debentures into shares of the Company's common stock at a conversion price of $14.00 per share. In 1995, the Company gave notice of its intent to redeem the debentures on January 1, 1996. Such notice triggered the conversion right of the debenture holders through the date of the redemption. All of the debenture holders exercised their conversion right effective January 1, 1996 and, as a result, approximately 4.5 million shares were issued in the conversion in 1996. The fair value of these convertible subordinated debentures was approximately $170 million based on the market price of Medaphis common stock into which the debentures were converted on January 1, 1996. Pro forma net loss per common share for 1995, assuming the debentures had been converted on January 1, 1995, and assuming the repayment of indebtedness outstanding under the Senior Credit Facility associated with the Company's April 1995 public offering had occurred on January 1, 1995 (see Note 6) would have been $(0.07) per share.

8. LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases which expire at various dates through 2008. Rent expense was $25.6 million, $22.4 million and $13.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

1997........................................................  $ 26,019
1998........................................................    24,087
1999........................................................    21,497
2000........................................................    10,367
2001........................................................     6,566
Thereafter..................................................    15,336
                                                              --------
                                                              $103,872
                                                              ========

9.  INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                        1996       1995        1994
                                                      --------    -------    --------
                                                              (IN THOUSANDS)
Current:
  Federal...........................................  $    634    $    66    $    264
  State.............................................     2,533      1,795         439
Deferred:
  Federal...........................................   (63,137)       413      13,977
  State.............................................    (8,948)      (928)      1,988
  Foreign...........................................       146         --          --
Valuation allowance.................................      (189)       441        (513)
                                                      --------    -------    --------
Income tax expense (benefit)........................   (68,961)     1,787      16,155
Pro forma adjustments for income taxes..............      (979)     3,389       1,817
                                                      --------    -------    --------
                                                      $(69,940)   $ 5,176    $ 17,972
                                                      ========    =======    ========

     In 1995 and 1996, the Company acquired Atwork, Consort, MMS, IVC, Rapid Systems and BSG in merger transactions accounted for as poolings-of-interests. Prior to the mergers, Atwork, Consort, MMS, IVC, Rapid Systems and a company acquired by BSG prior to the BSG Merger had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net income (loss) and pro forma net income
(loss) per common share are presented in the consolidated statements of operations as if each of these entities had been a "C" corporation during the periods presented.

     A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax expense is as follows:

                                                        1996       1995        1994
                                                      --------    -------    --------
                                                              (IN THOUSANDS)
Income tax expense at federal statutory rate........  $(67,753)   $(1,342)   $ 17,037
State taxes, net of federal benefit.................    (7,074)       361       2,475
Nondeductible goodwill amortization.................     1,491      1,298         380
Nondeductible deal costs of business combinations...     3,314      5,623          --
Other items not deductible for tax purposes.........     1,051        371         272
Research and development tax credits................        --         --        (596)
Valuation allowance.................................      (189)       441        (513)
Foreign.............................................       146         --          --
Other...............................................      (926)    (1,576)     (1,083)
                                                      --------    -------    --------
                                                      $(69,940)   $ 5,176    $ 17,972
                                                      ========    =======    ========

     In 1995, the effects of changes in the Company's assessment of the tax consequences of certain matters comprise substantially all of "other" in the above rate reconciliation.

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes as of December 31, 1996 and 1995 are as follows:

                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Net operating loss carryforwards............................  $122,424    $ 58,888
Research and development credits............................        --       1,078
Valuation allowance.........................................   (18,334)    (18,310)
Accounts receivable.........................................   (40,125)    (31,841)
Depreciation and amortization...............................   (15,318)    (37,674)
Accrued expenses............................................    34,268      21,166
Other deferred tax liabilities..............................    (4,359)     (6,806)
                                                              --------    --------
                                                              $ 78,556    $(13,499)
                                                              ========    ========

     The valuation allowance relates primarily to the uncertainty of the realizability of net operating loss carryforwards assumed in certain business combinations. The change in the valuation allowance during 1996 relates primarily to the finalization of the purchase price allocation of an entity acquired in 1995.

     As of December 31, 1996, the Company had federal net operating loss carryforwards for income tax purposes of approximately $315 million which expire at various dates between 1997 and 2011. The Internal Revenue Code of 1986, as amended, may impose substantial limitations on the use of net operating loss carryforwards upon the occurrence of an "ownership change." The Company has experienced three ownership changes which have established maximum annual limitations on income against which net operating losses incurred prior to the ownership changes may be offset. However, because the limitation operates in a cumulative manner and in previous years the Company did not utilize net operating losses ("NOLs"), the Company has approximately $250 million in cumulative unutilized NOLs available in 1997. In future years, currently unavailable NOLs will become available to offset income prior to the date of their expiration. Management expects to utilize a significant portion of the currently available NOLs with the anticipated taxable gain from the divestiture of HRI. As of December 31, 1996, the Company has recorded a deferred tax asset of $78.6 million reflecting primarily the benefit of $122.4 million in loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

10.  CAPITAL STOCK

     On May 1, 1996, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation, thereby increasing the number of authorized shares of the Company's voting common stock from 100 million to 200 million shares.

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

     Prior to the BSG Merger, BSG had two classes of preferred stock outstanding. Dividends were noncumulative and payable at 8% per year at the discretion of BSG's Board of Directors. The preferred shares were convertible, at the option of the holder on a one-to-one basis into common shares of BSG, and the preferred shareholders had the right to vote on an as converted basis. In connection with the BSG Merger on May 6, 1996, all preferred shares were converted into common shares of BSG which were subsequently exchanged for common shares of the Company.

     Prior to the Company's merger with HDS, HDS had three classes of preferred stock outstanding. The preferred stock carried no guaranteed dividend features and had no mandatory redemption features. The preferred shares were convertible, at the option of the holder on a one-to-one basis into common shares of HDS. In connection with HDS's merger with the Company on June 29, 1996, all preferred shares were converted into common shares of HDS which were subsequently exchanged for common shares of the Company.

11.  COMMON STOCK OPTIONS AND STOCK AWARDS

     The Company has several stock option plans including a Non-Qualified Stock Option Plan, a Non-Qualified Stock Option Plan for Employees of Acquired Companies, a Non-Qualified Stock Option Plan for Non-executive Employees and several stock option plans assumed as a result of the BSG Merger (collectively the "Stock Option Plans"). Granted options expire 10 to 11 years after the date of grant and generally vest over a three-to-five-year period. In connection with the BSG Merger, the Company offered to issue options under the Company's Non-Qualified Stock Option Plan for Employees of Acquired Companies in exchange for options outstanding under the BSG option plans.

     In 1994, the Company adopted a Non-Employee Director Stock Option Plan ("Director Plan") for non-employees who serve on the Company's Board of Directors. The plan was approved by the Company's stockholders at the annual stockholders' meeting in 1995. The Director Plan provides for an initial grant of 10,000 options at a strike price corresponding to the date on which the non-employee director is elected or appointed to the Board of Directors. Additionally, each non-employee director receives an annual grant of 2,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan vest over a five-year period and expire 11 years from the date of grant.

     The Company has a Senior Executive Non-Qualified Stock Option Plan which permits certain of the Company's former executive officers to purchase up to an aggregate of 550,746 shares of the Company's common stock at $2 per share. All options available for grant under this plan have been granted, expire January 16, 2001 and are currently exercisable. As of December 31, 1996, 347,960 options issued under this plan have been exercised (117,960 during 1996 and zero during 1995).

     Activity related to the Stock Option Plans is summarized as follows:

                                         1996                        1995                        1994
                               -------------------------   -------------------------   -------------------------
                               SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE
                               (000)     EXERCISE PRICE    (000)     EXERCISE PRICE    (000)     EXERCISE PRICE
                               ------   ----------------   ------   ----------------   ------   ----------------
Options outstanding as of
  January 1..................   9,559        $12.27        6,447         $ 8.38        5,680         $ 6.46
Granted......................   7,021         11.56        4,109          17.75        1,730          12.95
Canceled.....................  (3,947)        22.17         (440)          7.79         (378)          8.70
Exercised....................  (1,536)         7.95         (557)         11.24         (585)          3.02
                               ------       -------        -----        -------        -----        -------
Options outstanding as of
  December 31................  11,097        $ 8.91        9,559         $12.27        6,447         $ 8.38
                               ======       =======        =====        =======        =====        =======
Options exercisable as of
  December 31................   3,022                      2,620                       1,927
                               ======                      =====                       =====
Weighted-average fair value
  of options granted during
  the year...................  $ 4.18                      $2.87
                               ======                      =====

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   ---------------------------------------------   ---------------------------------
                                       NUMBER        WEIGHTED-                         NUMBER
                                   OUTSTANDING AT     AVERAGE                      EXERCISABLE AT
                                    DECEMBER 31,     REMAINING      WEIGHTED-       DECEMBER 31,
                                        1996        CONTRACTUAL      AVERAGE            1996        WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES               (000)           LIFE       EXERCISE PRICE       (000)         EXERCISE PRICE
------------------------           --------------   -----------   --------------   --------------   ----------------
$0.08 to $7.75...................       2,655           7.42          $ 3.32            1,499            $ 3.13
$8.25 to $8.50...................       3,795          10.88            8.50                6              8.33
$8.70 to $13.50..................       3,534           8.27            9.83            1,110              9.69
$13.56 to $21.06.................         627           7.97           14.18              259             14.30
$21.75 to $52.01.................         486           9.76           29.08              148             25.25
                                       ------          -----          ------            -----           -------
$0.08 to $52.01..................      11,097           9.00          $ 8.91            3,022            $ 7.55
                                       ======          =====          ======            =====           =======

     On October 25, 1996, the Company changed the exercise price of approximately 2.0 million of its then outstanding stock options which had an exercise price of $15 or greater. These options have a new exercise price of $9.875. No other terms of these options were changed.

     In 1994, the disinterested members of the Company's Board of Directors approved the Medaphis Corporation Restricted Stock Plan (the "Restricted Plan") for executive officers. The plan was approved by the Company's stockholders at the annual stockholders' meeting in 1995. The Restricted Plan authorized the award of 249,000 shares of $0.01 par value common stock to certain executive officers who have since resigned from the Company. The restricted stock vests ratably over a four-year period from the date of award. Vesting may be accelerated if certain performance goals are achieved. One of these performance goals was achieved based on 1995 results of operations, and accordingly, 50% of the awards made under the Restricted Plan have vested.

     In 1996, the disinterested members of the Company's Board of Directors approved the Medaphis Corporation Reengineering, Consolidation and Business Improvement Cash Incentive Plan ("Reengineering Incentive Plan") and the Company granted 155,749 units pursuant to the provisions of the plan to certain key employees of the Company. The Reengineering Incentive Plan provides for the payment of cash bonuses to participants if certain performance goals related to the Company's reengineering and consolidation project are achieved and certain general business improvement milestones are satisfied. Awards under the plan are based on units awarded to each participant. If the performance goals specified in the Reengineering Incentive Plan are achieved and the awards vest, the value of each unit will equal the average price of the Company's common stock during the ten trading days immediately preceding such vesting date. At the point it becomes probable that the performance goals and milestones will be met, the Company will begin to accrue for the full amount of these bonuses. All awards made under the Reengineering Incentive Plan, to the extent they remain unvested, terminate on December 31, 1997. Because of the Company's decision to abandon the reengineering program, certain of the performance goals and milestones will not be met prior to December 31, 1997, therefore all grants pursuant to the Reengineering Incentive Plan will terminate unvested.

     The Company accounts for its stock-based compensation plans under APB No.
25. As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the Company's common stock on the date of grant and which vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock based award has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              1996     1995
                                                              -----    -----
Expected life (years).......................................   4.16     3.84
Risk-free interest rate.....................................   5.06%    6.18%
Dividend rate...............................................   0.00%    0.00%
Expected volatility.........................................  48.83%   18.81%

     Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss and pro forma loss per share would have increased to the following pro forma amounts:

                                                                1996       1995
                                                              ---------   -------
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                     DATA)
Pro forma net loss:
  As reported -- pro forma for income taxes.................  $(123,642)  $(8,504)
  Pro forma -- for SFAS No. 123.............................  $(126,659)  $(9,538)
Pro forma net loss per share:
  As reported -- pro forma for income taxes.................  $   (1.74)  $ (0.15)
  Pro forma -- for SFAS No. 123.............................  $   (1.78)  $ (0.17)

     Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

12.  EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans, a percentage of which are matched by the Company. The Company's contribution expense was $3.5 million, $3.3 million and $1.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company maintains a noncontributory money purchase pension plan which covers substantially all employees who are retained by the Company primarily to service specific physician clients. Contributions are determined annually by the Company not to exceed the maximum amount deductible for federal income tax purposes. The Company's contribution to the plan was $1.2 million in 1996, $1.0 million in 1995 and $0.7 million in 1994.

13.  RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                                1996      1995      1994
                                                              --------   -------   ------
                                                                    (IN THOUSANDS)
Restructuring charges.......................................  $ 14,076   $15,000   $   --
Software abandonment........................................    86,088     1,800       --
Property and equipment impairment...........................    35,592     5,000       --
Intangible asset impairment.................................    13,048        --    1,905
Legal costs.................................................    12,800    12,000       --
Pooling charges.............................................     8,953    11,700       --
Severance costs.............................................     3,913     5,000       --
Other.......................................................     5,298     4,450       --
                                                              --------   -------   ------
                                                              $179,768   $54,950   $1,905
                                                              ========   =======   ======

     Restructuring Charges. In 1995, Management approved a restructuring plan relating to the consolidation of the Company's data processing function in its wholly owned operating subsidiary, Medaphis Physician Services Corporation ("MPSC"). The Company recorded a reserve for the exit costs associated with the restructuring plan of approximately $15.0 million.

     During 1996, the Company revised its original plan of consolidating into ten regional information processing centers ("IPCs") and reduced these reserves by approximately $1.8 million. The Company has adopted a plan to downsize certain of the existing IPCs and the costs associated with exiting these facilities will be charged against the restructuring reserves established in 1995. The Company also incurred approximately $5.2 million of costs which were related to MPSC's reengineering and consolidation project which had not previously been accrued.

     Also during 1996, the Company restructured its client/server system integration businesses and consolidated Rapid Systems into BSG and adopted a plan to shut down Imonics. In connection with this restructuring, the Company recorded charges of approximately $3.0 million for the costs associated with the termination of certain leases, approximately $6.5 million for severance costs for all notified employees of Imonics and approximately $1.2 million for other exit activities.

     Software Abandonment. In June 1996, the Company began a comprehensive assessment of the reengineering program for the Company's Services division which was begun in 1994. The comprehensive review was completed and management came to the conclusion that it was not cost effective to continue the development and deployment of the software and technology upon which the reengineering program was based and that the reengineering software and technology had no alternative useful application in the Company's operations. In connection with abandonment of its reengineering program and the shutdown of Imonics, the Company abandoned certain software development projects and recorded charges for the write-off of approximately $86.1 million of capitalized software development costs related to these projects.

     In connection with the Halley acquisition in 1995, the Company recorded a $1.8 million charge related to the cost of purchased research and development activities related to acquired technology for which technological feasibility had not yet been established and which had no alternative future uses.

     Property and Equipment Impairment. In connection with the abandonment of the reengineering project and the shutdown of Imonics in 1996 and the restructuring of MPSC in 1995, the Company assessed the recoverability of certain of its long lived assets and recorded impairment losses of approximately $35.6 million and $5.0 million in 1996 and 1995, respectively.

     Intangible Asset Impairment. In 1996, the Company adopted a plan to shut down Imonics and recorded a charge of approximately $13 million for the write-off of the unamortized goodwill associated with the purchase of Imonics. In 1994, a charge of approximately $1.9 million, associated with the write-off of a non-compete agreement, was recorded by one of the Company's subsidiaries prior to that subsidiary's merger with the Company because the non-compete agreement was deemed to have no value.

     Legal Costs. In 1996, the Company recorded a charge of $5.0 million for the administrative fees, costs and expenses it anticipates incurring in connection with various putative class action lawsuits which have been filed since August 14, 1996 against the Company and certain of its former officers, one of whom was also a director. The Company also accrued $4.6 million for the legal costs and other fees the Company has or plans to incur in connection with the turnaround effort undertaken by the new management team and various other legal matters.

     The Company recorded charges of $2.0 million and $12.0 million in 1996 and 1995, respectively, for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation (as defined in Note 14) and various putative class action lawsuits which are based on the Federal Investigation. In 1996, the Company reached an agreement in principle to settle the class action lawsuits which are based on the Federal Investigation for $4.75 million. Also in 1996, the Company has recorded a $1.2 million charge for its portion of this settlement (the Company expects the remainder of the settlement to be funded by insurance) (See Note 14 for more detail on the Federal investigation and the settlement of the lawsuits).

     Pooling Charges. In connection with the following mergers, the Company incurred transaction fees, costs and expenses. In accordance with the requirements of pooling-of-interests accounting, these costs have been reflected in the operating results for 1996 and 1995.

                                                               1996      1995
                                                              ------    -------
                                                               (IN THOUSANDS)
Atwork......................................................  $ (430)   $ 6,000
HRI.........................................................    (778)     2,000
Consort.....................................................    (529)     1,200
MMS.........................................................    (845)     2,500
IVC.........................................................     169         --
Rapid Systems...............................................     584         --
BSG.........................................................   6,094         --
HDS.........................................................   4,688         --
                                                              ------    -------
                                                              $8,953    $11,700
                                                              ======    =======

     Severance Costs. In 1995, management of MPSC formalized an involuntary severance benefit plan. The Company recorded charges of approximately $0.9 and $5.0 million in 1996 and 1995, respectively, in accordance with Statement of Financial Accounting Standards No. 112 to reflect the expense for employees' rights to involuntary severance benefits that have accumulated to date. Also, in 1996 the Company recorded a charge of $3.0 million for severance costs associated with former executive management.

     Other Costs. During 1996, the Company canceled an initiative to develop an on-line practice management system. The Company recorded a charge of approximately $2.0 million relating to the deferred costs associated with this project. The Company also accrued $1.3 million for certain liabilities associated with the Company's billing and accounts receivable management services operations. In addition, the Company also recorded a charge of approximately $2.0 million for miscellaneous asset write-offs.

     Prior to the Company's merger with MMS, MMS terminated a merger agreement with an unrelated third party. In connection with the termination of this agreement, MMS agreed to pay costs associated with the planned merger and potential initial public offering of the combined entity. Such costs amounted to approximately $3.7 million and were recorded as a charge in 1995. In addition, in 1995 the Company recorded a charge of $750,000 for certain amounts paid to the former owners of an acquired company.

     During the fourth quarter of 1996, the Company recorded charges of $138.6 million related to the abandonment of the reengineering program, the shut down of Imonics and other charges as discussed above.

     A description of the type and amount of restructuring costs recorded at the commitment date and subsequently incurred for both the restructuring of Imonics and MPSC are as follows:

                                   1995      COSTS      RESERVE                     COSTS       RESERVE
                                  INITIAL   APPLIED     BALANCE                    APPLIED      BALANCE
                                  RESERVE   AGAINST   DECEMBER 31,     RESERVE     AGAINST    DECEMBER 31,
                                  CHARGE    RESERVE       1995       ADJUSTMENTS   RESERVES       1996
                                  -------   -------   ------------   -----------   --------   ------------
Lease termination costs.........  $ 6,726   $  (736)    $ 5,990        $ 5,017     $ (3,493)    $ 7,514
Incremental costs associated
  with discontinued client
  contracts.....................    5,488      (797)      4,691         (2,690)      (2,001)         --
Severance.......................       --        --          --          6,541       (3,793)      2,748
Other...........................    2,823    (1,035)      1,788          5,208       (5,774)      1,222
                                  -------   -------     -------        -------     --------     -------
                                  $15,037   $(2,568)    $12,469        $14,076     $(15,061)    $11,484
                                  =======   =======     =======        =======     ========     =======

14.  CERTAIN LEGAL MATTERS

     The United States Attorney's Office for the Central District of California is conducting an investigation (the "Federal Investigation") of Medaphis' billing and collection practices in its offices located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the Federal Investigation when it received search warrants and grand jury subpoenas on June 13, 1995. Although the precise scope of the Federal Investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon Medaphis' billing and collection practices in the Designated Offices. Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Although the Designated Offices represent less than 2% of Medaphis' annual revenue, there can be no assurance that the Federal Investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or that the Federal Investigation will not have a material adverse effect upon the Company. The Company recorded charges of $12 million in the third quarter of 1995 and $2 million in the fourth quarter of 1996 solely for the administrative fees, costs and expenses it anticipates incurring in connection with the Federal Investigation and the putative class action lawsuits described below which were filed following the Company's announcement of the Federal Investigation. The charges are intended to cover only the anticipated expenses of the Federal Investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     Following the announcement of the Federal Investigation, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of Common Stock in April 1995 were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of Common Stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendant's motion to dismiss the Consolidated Complaint. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the 1933 Act and the Company's underwriters and outside directors are no longer named as defendants. On June 26, 1996, the court denied the plaintiffs' motion to certify a plaintiffs' class. The plaintiffs and the defendants have reached an agreement in principle to settle this action on a class-wide basis for $4.75 million, subject to court approval and other customary conditions (the "1995 Class Action Settlement"). The 1995 Class Action Settlement would also include the related putative class action lawsuit currently pending in the Superior Court of Cobb County,

Georgia, described more fully below. The Company expects to receive approximately $3.7 million from insurance to fund a portion of the 1995 Class Action Settlement and accrued approximately $1.2 million in the quarter ending December 31, 1996 to fund the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto.

     On November 5, 1996, Medaphis, Randolph G. Brown, Michael R. Cote and James
S. Douglass were named as defendants in a putative shareholder class action lawsuit filed in Superior Court of Cobb County, State of Georgia. This lawsuit alleges violations of Georgia securities laws based on the same public statements and filings generally described above. The lawsuit is brought on behalf of a putative class of purchasers of Medaphis Common Stock during the period from March 29, 1995 through June 15, 1995. The plaintiffs seek compensatory damages and costs. As noted above, it is currently contemplated that this action will be settled as part of the 1995 Class Action Settlement.

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients. In March 1997, the Company was informed by the Civil Division of the Department of Justice that it is investigating allegations concerning the Company's Gottlieb's Financial Services, Inc. ("GFS") subsidiary. No subpoenas or other process have been issued to the Company or to GFS in connection with the investigation. There can be no assurance that this matter will be resolved promptly, that subpoenas will not be received by Medaphis or that the investigation will not have a material adverse effect upon Medaphis.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint (the "1996 Consolidated Complaint"). In general, the 1996 Consolidated Complaint alleges violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The 1996 Consolidated Complaint is brought on behalf of a class of all persons who purchased or otherwise acquired Medaphis Common Stock between January 6, 1996 and October 21, 1996. The 1996 Consolidated Complaint also asserts claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and HDS. On December 30, 1996, the defendants filed a motion to dismiss most of the 1996 Consolidated Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint. On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation. The plaintiff seeks compensatory damages and costs. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants additional current and former directors and officers of Medaphis. Medaphis has not yet responded to the amended complaint.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things more fully described in the complaint, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. The plaintiff seeks rescissory, compensatory and punitive damages, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. The demurrer was denied on February 5, 1997. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to the 1933 Act claims.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberg against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown).

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. On the date of the demand, Mr. Papermaster was an executive officer and a director of Medaphis. Mr. Papermaster resigned such positions on March 21, 1997, although he remains a director and executive officer of BSG. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by the Company of its representations and warranties made in the merger agreement between Medaphis and BSG. The Company believes it has meritorious defenses to the indemnification claim.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits.

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that it is conducting a non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ending September 30, 1996 and its restated consolidated financial statements for the three months and year ended December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company intends to cooperate fully with the Commission in its investigation.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against, and written demands placed upon, the Company, there can be no assurance that additional lawsuits will not be filed against the Company, that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company and that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company.

15.  CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

                                                        1996       1995        1994
                                                       -------    -------    --------
                                                               (IN THOUSANDS)
Non-cash investing and financing activities:
  Liabilities assumed in acquisitions................  $ 3,436    $11,454    $108,781
  Additions to capital lease obligations.............   15,705     17,646       5,356
  Common stock issued in conjunction with
     acquisitions....................................       --        459      38,796
Cash paid for:
  Interest (net of amounts capitalized of $4,092,
     $2,359 and $0 for 1996, 1995 and 1994,
     respectively)...................................   14,762     11,129       6,796
  Income taxes.......................................    7,314      3,155         517

16.  LINES OF BUSINESS

     The Company operates in three major lines of business: Services (providing healthcare business management services to physicians, hospitals and payors), BSG Group (client/server information technology services) and HIT (healthcare information technology and hardware sales). Operating profit is total revenue less operating expenses. Corporate items include interest income and expense and other general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred financing costs, fixed assets, and miscellaneous prepaids and receivables. Information concerning operations in these lines of business is as follows:

                                                          1996        1995       1994
                                                        ---------   --------   --------
Revenue:
  Services............................................  $ 415,328   $402,467   $291,536
  BSG Group...........................................    113,988     98,615     57,732
  HIT.................................................     81,646     60,521     50,387
  Corporate and eliminations..........................     (2,649)    (1,726)      (721)
                                                        ---------   --------   --------
                                                        $ 608,313   $559,877   $398,934
                                                        =========   ========   ========
Operating profit (loss) (1):
  Services............................................  $  14,454   $ 52,136   $ 47,979
  BSG Group...........................................    (14,982)     5,249      1,885
  HIT.................................................     25,649     15,024     13,342
  Corporate and eliminations..........................    (27,350)   (11,231)    (6,697)
                                                        ---------   --------   --------
                                                        $  (2,229)  $ 61,178   $ 56,509
                                                        =========   ========   ========
Interest expense, net.................................  $  11,585   $ 10,062   $  5,926
Restructuring and other charges:
  Services............................................  $  97,692   $ 47,000   $  1,905
  BSG Group...........................................     60,882         --         --
  HIT.................................................      3,957      7,950         --
  Corporate...........................................     17,237         --         --
                                                        ---------   --------   --------
                                                          179,768     54,950      1,905
                                                        ---------   --------   --------
Income (loss) before income taxes.....................  $(193,582)  $ (3,834)  $ 48,678
                                                        =========   ========   ========

                                                          1996        1995       1994
                                                        ---------   --------   --------
Identifiable Assets:
  Services............................................  $ 594,738   $628,522   $521,102
  BSG Group...........................................     51,972     70,807     48,282
  HIT.................................................     84,298     86,029     55,142
  Corporate...........................................     84,616     10,248      2,625
                                                        ---------   --------   --------
                                                        $ 815,624   $795,606   $627,151
                                                        =========   ========   ========
Depreciation and amortization:
  Services............................................  $  32,498   $ 22,015   $ 14,606
  BSG Group...........................................      7,980      5,842      1,974
  HIT.................................................      6,135      4,153      3,356
  Corporate...........................................      1,679        525        185
                                                        ---------   --------   --------
                                                        $  48,292   $ 32,535   $ 20,121
                                                        =========   ========   ========
Capital expenditures:
  Services............................................  $  31,432   $ 34,648   $  9,799
  BSG Group...........................................     13,376     12,927      2,271
  HIT.................................................      3,204      1,847        267
  Corporate...........................................      3,123      1,564        726
                                                        ---------   --------   --------
                                                        $  51,135   $ 50,986   $ 13,063
                                                        =========   ========   ========

---------------

(1) Excludes restructuring and other charges and interest expense.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996 (AS PREVIOUSLY REPORTED)
Revenue...........................................  $163,627   $175,193     $126,731      $ 142,937
Pro forma net income (loss).......................    13,079      3,337      (36,370)      (103,688)
Pro forma net income (loss) per common share......  $   0.17   $   0.04     $  (0.51)     $   (1.45)
  Weighted average shares outstanding.............    75,704     75,006       71,665         71,695
1996 (AS RESTATED)
Revenue...........................................  $162,249   $169,719     $132,874      $ 143,471
Pro forma net income (loss).......................    11,013     (3,097)     (31,502)      (100,056)
Pro forma net income (loss) per common share......  $   0.15   $  (0.04)    $  (0.44)     $   (1.40)
  Weighted average shares outstanding.............    75,704     71,167       71,665         71,695
1995
Revenue...........................................  $133,093   $141,286     $140,752      $ 144,746
Pro forma net income (loss).......................   (11,857)     7,226       (2,723)        (1,150)
Pro forma net income (loss) per common share......  $  (0.23)  $   0.10     $  (0.05)     $   (0.02)
  Weighted average shares outstanding.............    50,932     69,053       57,696         58,068

     As a result of a review initiated by senior management and the Audit Committee of the Board of Directors (the "Audit Committee") in March 1997 prior to completion of the audit process for the Company's 1996 fiscal year, information was developed that certain revenues and expenses may have been recorded incorrectly between certain quarters during 1996. At the conclusion of the review, the Company determined that there were certain accounting errors and irregularities and that its interim financial statements for each fiscal quarter of 1996 required restatement as set forth herein. These errors and irregularities consisted primarily of the following: (1) incorrect quarterly recording of revenues and the related costs and expenses for certain contracts; (2) incorrect quarterly recording of certain liabilities for employee bonuses and related expenses; (3) certain costs and expenses of certain acquired companies, which were later determined not to be properly recordable, were recognized by those companies in periods prior to their acquisitions, resulting in an overstatement of the Company's earnings subsequent to those acquisitions; and (4) incorrect depreciation of certain assets related to the Company's comprehensive reengineering and consolidation project.

     The Company has determined that all appropriate adjustments have been made to its interim financial statements and that its consolidated financial statements, taken as a whole, present fairly in all material respects the Company's financial position, results of operations and cash flows for its fiscal year ended December 31, 1996 in conformity with generally accepted accounting principles. All adjustments were for inter-period transactions and had no effect on the Company's 1996 annual proforma net loss as previously reported and as set forth herein.

                              MEDAPHIS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            ADDITIONS
                                                     -----------------------
                                                                   CHARGED
                                        BALANCE AT   CHARGED TO       TO                        BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                          END
DESCRIPTION                              OF YEAR      EXPENSES     ACCOUNTS      DEDUCTIONS      OF YEAR
-----------                             ----------   ----------   ----------     ----------     ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts.....    $6,225      $16,657       $   --        $(9,622)(2)    $13,260
YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts.....    $3,205      $ 6,718       $1,278(1)     $(4,976)(2)    $ 6,225
YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful accounts.....    $2,193      $ 4,089       $  338(1)     $(3,415)(2)    $ 3,205

---------------

(1) Represents the allowance recorded in conjunction with acquired companies.

(2) Represents write-off of uncollectible accounts receivable.