Form 10-Q
period 1997-03-31
MEDAPHIS CORP
filed 1997-05-06
CIK 878556

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                    OUTSTANDING AT APRIL 30, 1997
               -----                    -----------------------------
           Common Stock
          $0.01 PAR VALUE                     72,429,480 SHARES
      Non-voting Common Stock
          $0.01 PAR VALUE                         0 SHARES

================================================================================

                              MEDAPHIS CORPORATION

                                   FORM 10-Q
                                 MARCH 31, 1997

                                                              PAGE
                                                              ----
Part I: Financial Information
  Consolidated Statements of Operations for the three months
     ended March 31, 1997 and 1996..........................   A-3
  Consolidated Balance Sheets as of March 31, 1997 and
     December 31, 1996......................................   A-4
  Consolidated Statements of Cash Flows for the three months
     ended March 31, 1997 and 1996..........................   A-5
  Notes to Consolidated Financial Statements................   A-6
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................  A-15
Part II: Other Information
  Legal Proceedings.........................................  A-20
  Other Information.........................................  A-22
  Exhibits and Reports on Form 8-K..........................  A-23
  Index to Exhibits.........................................  A-26

                             ---------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY MEDAPHIS CORPORATION OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF MEDAPHIS CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                1997         1996
                                                              --------   -------------
                                                                         (AS RESTATED,
                                                                          SEE NOTE 8)
Revenue.....................................................  $147,546     $162,249
Salaries and wages..........................................    93,578       91,730
Other operating expenses....................................    40,242       39,335
Depreciation................................................     6,985        5,940
Amortization................................................     4,690        5,109
Interest expense, net.......................................     6,115        2,105
Restructuring and other charges.............................        --          (58)
                                                              --------     --------
          Total expenses....................................   151,610      144,161
Income (loss) before income taxes...........................    (4,064)      18,088
Income tax (benefit) expense................................    (2,225)       7,429
                                                              --------     --------
          Net income (loss).................................    (1,839)      10,659
Pro forma income tax adjustments............................        --          354
                                                              --------     --------
          Pro forma net income (loss).......................  $ (1,839)    $ 11,013
                                                              ========     ========
Pro forma net income (loss) per common share................  $  (0.03)    $   0.15
                                                              ========     ========
Weighted average shares outstanding.........................    72,235       75,704
                                                              ========     ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                               MARCH 31,     DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash......................................................    $ 10,174      $   7,631
  Restricted cash...........................................      19,952         19,568
  Accounts receivable, billed...............................     101,728         99,823
  Accounts receivable, unbilled.............................      89,163         94,057
  Deferred tax asset........................................      36,177         36,177
  Other.....................................................      13,809         12,129
                                                                --------      ---------
          Total current assets..............................     271,003        269,385
Property and equipment......................................      92,798         97,850
Deferred tax asset..........................................      44,608         42,379
Intangible assets...........................................     383,159        389,033
Other.......................................................      19,105         16,977
                                                                --------      ---------
                                                                $810,673      $ 815,624
                                                                ========      =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $ 14,698      $  11,765
  Accrued compensation......................................      34,086         30,332
  Accrued expenses..........................................      85,715         95,680
  Current portion of long-term debt.........................     106,955         55,975
                                                                --------      ---------
          Total current liabilities.........................     241,454        193,752
Long-term debt..............................................     162,720        215,752
Other obligations...........................................      12,331         13,830
                                                                --------      ---------
          Total liabilities.................................     416,505        423,334
                                                                --------      ---------
Stockholders' Equity:
  Common stock, voting, $0.01 par value, 200,000 authorized
     in 1997 and 1996; issued and outstanding 72,417 in 1997
     and 71,705 in 1996.....................................         724            717
  Common stock, non voting, $0.01 par value, 600 authorized
     in 1997 and 1996; none issued..........................          --             --
  Paid-in capital...........................................     526,154        522,491
  Accumulated deficit.......................................    (132,710)      (130,749)
                                                                --------      ---------
                                                                 394,168        392,459
  Less treasury stock, at cost -- 16 shares in 1996.........          --            169
                                                                --------      ---------
          Total stockholders' equity........................     394,168        392,290
                                                                --------      ---------
                                                                $810,673      $ 815,624
                                                                ========      =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                1997           1996
                                                              --------    --------------
                                                                          (AS RESTATED,
                                                                           SEE NOTE 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (1,839)      $ 10,659
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization..........................    11,675         11,049
     (Gain) loss on sale of property and equipment..........      (102)           210
     Deferred income taxes..................................    (2,225)         7,429
     Changes in assets and liabilities, excluding effects of
      acquisitions:
       Increase in accounts receivable, billed..............    (1,905)       (16,195)
       Decrease (increase) in accounts receivable,
        unbilled............................................     4,893         (6,615)
       Increase (decrease) in accounts payable..............     2,933         (8,634)
       Increase in accrued compensation.....................     3,754          9,016
       Decrease in accrued expenses.........................   (10,261)       (10,492)
       Other, net...........................................    (1,046)          (599)
                                                              --------       --------
          Net cash provided by (used for) operating
            activities......................................     5,877         (4,172)
                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................      (769)        (5,722)
  Purchases of property and equipment.......................    (3,400)       (19,467)
  Proceeds from sale of property and equipment..............     3,644             13
  Software development costs................................    (1,398)       (13,419)
                                                              --------       --------
          Net cash used for investing activities............    (1,923)       (38,595)
                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     3,618          7,660
  Proceeds from borrowings..................................    10,000         43,566
  Principal payments of long-term debt......................   (12,020)       (13,782)
  Other.....................................................    (3,009)         3,819
                                                              --------       --------
          Net cash (used for) provided by financing
            activities......................................    (1,411)        41,263
                                                              --------       --------
CASH:
  Net change................................................     2,543         (1,504)
  Balance at beginning of period............................     7,631         18,979
                                                              --------       --------
  Balance at end of period..................................  $ 10,174       $ 17,475
                                                              ========       ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
     Interest...............................................  $  4,615       $  3,551
     Income taxes...........................................       612            629
  Non-cash investing and financing activities:
     Liabilities assumed in acquisitions....................        --          2,027
     Additions to capital lease obligations.................        --          9,190
     Common stock issued upon conversion of subordinated
      debentures............................................        --         63,375

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed March 31, 1997 ("10-K").

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

     As in the past, the Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. On March 31, 1997, the Company's independent auditors noted in a modifying fourth paragraph to their unqualified independent report on the Company's financial statements included in the 10-K that, because the Company's plans to divest of certain assets to generate funds to meet scheduled 1997 amortization requirements did not then include binding contracts to dispose of these assets, and because no other contractual arrangements were in place to refinance or raise additional funds to otherwise satisfy such required debt reduction, substantial doubt was raised about the Company's ability to continue as a going concern. As discussed in Note 7, the Company's cash flow from operations will not be sufficient to satisfy required reductions in the Company's outstanding borrowings; however, as discussed in the next paragraph, the Company has adopted plans to divest certain assets which management believes will generate the necessary cash flows to satisfy these required debt reductions. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should the Company, contrary to plans and expectations, be unable to continue as a going concern.

     As previously discussed in the Company's 10-K, the Company and its lenders have always contemplated that the contractual amortization of loan commitments under the Second Amended and Restated Loan Facility (the "Second Amended Facility") would be accomplished through asset divestitures since operating cash flow was never intended to be utilized for this purpose and would be insufficient to meet these obligations. Also as previously announced and pursuant to the Company's 1997 business plan, the Company is pursuing the sale of Healthcare Recoveries, Inc. ("HRI") and the assessment of alternatives for its client/server integration businesses (the "BSG Group"). On April 22, 1997, the Company announced that its two-pronged divestiture strategy for HRI, either through a private sale or an initial public offering (in which it is being advised by Bear, Stearns & Co. Inc.) continued to be on track. The Company also reported that one or more private sale preliminary indications of interest for the purchase of HRI have been received that are in excess of the funds required to satisfy 1997 amortization obligations under the Second Amended Facility. The Company has also filed the HRI registration statement with the SEC which is completing its review process. The preliminary prospectus (subject to completion) was distributed by the Company during the week of April 28, 1997. The Company remains confident that it will be able to meet its amortization obligations under the Second Amended Facility through the continued execution of the Company's 1997 business plan and related asset divestiture program.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 2 -- LEGAL MATTERS

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

     Following the announcement of the Federal Investigation, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of common stock in April 1995 were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of common stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the Securities Act of 1933, as amended, and the Company's underwriters and outside directors are no longer named as defendants. On June 26, 1996, the court denied the plaintiffs' motion to certify a plaintiffs' class. The plaintiffs and the defendants have reached an agreement in principle to settle this action on a class-wide basis for $4.75 million, subject to court approval and other customary conditions (the "1995 Class Action Settlement"). The 1995 Class Action Settlement would also include the related putative class action lawsuit currently pending in the Superior Court of Cobb County, Georgia, described more fully below. The Company expects to receive approximately $3.7 million from insurance to fund a portion of the 1995 Class Action Settlement and accrued approximately $1.2 million in the quarter ending December 31, 1996 to fund the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients. In March 1997, the Company was informed by the Civil Division of the Department of Justice that it is investigating allegations concerning the Company's Gottlieb's Financial Services, Inc. ("GFS") subsidiary. The Company has received a request from the Department of Justice for records, and may receive additional requests. The Company intends to cooperate in producing records. There can be no assurance that this matter will be resolved promptly or that the investigation will not have a material adverse effect upon Medaphis.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint (the "1996 Consolidated Complaint"). In general, the 1996 Consolidated Complaint alleges violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The 1996 Consolidated Complaint is brought on behalf of a class of all persons who purchased or otherwise acquired Medaphis common stock between January 6, 1996 and October 21, 1996. The 1996 Consolidated Complaint also asserts claims on behalf of a sub-class of all persons who acquired Medaphis common stock pursuant to the merger between Medaphis and Health Data Sciences Corporation ("HDS"). On December 30, 1996, the defendants filed a motion to dismiss most of the 1996 Consolidated Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint. On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation. The plaintiff seeks compensatory damages and costs. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and certain of the defendants filed a motion to dismiss the amended complaint.

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

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberg against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division,

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. On the date of the demand, Mr. Papermaster was an executive officer and a director of Medaphis. Mr. Papermaster resigned such positions on March 21, 1997, although he remains an executive officer of BSG. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by the Company of its representations and warranties made in the merger agreement between Medaphis and BSG.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust, and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint is brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis common stock. In general, the complaint alleges both common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleges breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage. The plaintiffs seek rescission of the merger agreement and the return of all MMS shares, as well as damages in excess of $100 million. Additionally, plaintiffs seek to void various noncompete covenants and contract provisions between Medaphis and plaintiffs.

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

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against, and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company, that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company or that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 3 -- ACQUISITIONS AND OTHER MATTERS

     In 1996, the Company acquired Intelligent Visual Computing Inc. ("IVC"), Rapid Systems Solutions, Inc. ("Rapid Systems"), BSG and HDS in acquisitions accounted for as poolings-of-interests. A reconciliation of revenue, pro forma net income and pro forma net income per common share of the Company, as originally reported (which includes IVC), with the Company after restating for the mergers with Rapid Systems, BSG and HDS, including the pro forma provision for "S" corporation income taxes, is as follows:

                                                                  THREE MONTHS ENDED
                                                                    MARCH 31, 1996
                                                                  ------------------
                                                                    (IN THOUSANDS,
                                                                   EXCEPT PER SHARE
                                                                        DATA)
    Revenue:
      Medaphis, as originally reported..........................       $136,582
      Restatement adjustments...................................         (2,878)
                                                                       --------
      Medaphis, as restated.....................................        133,704
      Rapid Systems.............................................          5,248
      BSG, as restated..........................................         19,539
      HDS.......................................................          3,758
                                                                       --------
      Combined..................................................       $162,249
                                                                       ========
    Pro forma net income (loss):
      Medaphis, as originally reported..........................       $ 13,198
      Restatement adjustments...................................         (4,566)
                                                                       --------
      Medaphis, as restated.....................................          8,632
      Rapid Systems.............................................           (852)
      BSG, as restated..........................................          2,497
      HDS.......................................................            382
      Pro forma provision for Rapid Systems.....................            354
                                                                       --------
      Combined..................................................       $ 11,013
                                                                       ========
    Pro forma net income per common share:
      Medaphis, as originally reported..........................       $   0.23
                                                                       ========
      Medaphis, as restated.....................................       $   0.15
                                                                       ========
      Combined..................................................       $   0.15
                                                                       ========

     In February 1996, the Company, through its wholly owned indirect subsidiary, Imonics GMBH, entered into a joint venture (the "Joint Venture"). The Joint Venture was formed in order to provide customer-service related work flow applications throughout Europe. Each partner holds a 50% interest in the Joint Venture. During the quarter ended March 31, 1996, the Joint Venture signed an agreement with a German telecommunications entity to provide systems integration and work flow engineering systems and services over a multi-year contract. Included in revenue in the accompanying Consolidated Statement of Operations, for the quarter ended March 31, 1996, is approximately $12.5 million relating to the Company's share of net earnings of the Joint Venture.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 4 -- RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                                    MARCH 31,
                                                                       1996
                                                                  --------------
                                                                  (IN THOUSANDS)
    Restructuring charges.......................................     $ 2,099
    Pooling charges.............................................      (2,157)
                                                                     -------
                                                                     $   (58)
                                                                     =======

     Restructuring Charges. During the first quarter of 1996, the Company incurred approximately $2.1 million of costs which were related to the Company's reengineering and consolidation project which had not previously been accrued.

     Pooling Charges. In connection with the IVC merger, the Company incurred estimated transaction fees, costs and expenses of $200,000. In addition, management revised its estimate of certain transaction fees, costs and expenses associated with the mergers recorded using the pooling-of-interests method of accounting consummated in 1995 and reversed estimated charges which had been reflected in the Company's operating results in the periods the mergers were consummated.

                                                                MARCH 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
IVC.........................................................     $   200
Automation Atwork Companies.................................        (408)
Healthcare Recoveries, Inc. ("HRI").........................        (765)
Consort Technologies, Inc...................................        (526)
Medical Management Sciences, Inc............................        (658)
                                                                 -------
                                                                 $(2,157)
                                                                 =======

     A description of the type and amount of exit costs incurred in the quarter ended March 31, 1997 are as follows:

                                                                  RESERVE    INCURRED   RESERVE
                                                                  BALANCE    THROUGH    BALANCE
                                                                  12/31/96   3/31/97    3/31/97
                                                                  --------   --------   -------
                                                                         (IN THOUSANDS)
    Lease termination costs.....................................  $ 7,514    $(1,188)   $6,326
    Severance...................................................    2,748       (799)    1,949
    Other.......................................................    1,222       (816)      406
                                                                  -------    -------    ------
                                                                  $11,484    $(2,803)   $8,681
                                                                  =======    =======    ======

NOTE 5 -- INCOME TAXES

     In 1996, Medaphis acquired IVC, Rapid Systems and BSG in merger transactions which were accounted for as poolings-of-interests. Prior to such mergers, IVC, Rapid Systems and a company acquired by BSG prior to the BSG merger had elected "S" corporation status for income tax purposes. As a result of such mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net income and pro forma net income per common share are presented as if the entities had been "C" corporations during the three months ended March 31, 1996.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 6 -- LINES OF BUSINESS

     The Company operates in three major lines of business: Services (providing healthcare transaction processing services to physicians, hospitals and payors), BSG Group (client/server information technology services), and HIT (healthcare information technology and hardware sales). Total revenue includes only sales to unaffiliated customers as reported in the Company's consolidated statements of operations. Operating profit represents total revenue less operating expenses excluding interest and restructuring and other charges. Corporate items include general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred financing costs, fixed assets and miscellaneous prepaids and receivables. Information concerning operations in these lines of business is as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -------------------------
                                                                    1997          1996
                                                                  --------    -------------
                                                                       (IN THOUSANDS)
                                                                              (AS RESTATED,
                                                                               SEE NOTE 8)
    Revenue:
      Services..................................................  $104,083      $105,634
      BSG Group.................................................    23,810        41,263
      HIT.......................................................    19,690        16,212
      Corporate and eliminations................................       (37)         (860)
                                                                  --------      --------
                                                                  $147,546      $162,249
                                                                  ========      ========
    Operating profit (loss):
      Services..................................................  $  7,402      $  7,218
      BSG Group.................................................       274        14,241
      HIT.......................................................     2,818         3,597
      Corporate.................................................    (8,443)       (4,921)
                                                                  --------      --------
                                                                  $  2,051      $ 20,135
                                                                  ========      ========
    Interest expense, net.......................................     6,115         2,105
                                                                  --------      --------
    Restructuring and other charges:
      Services..................................................        --           676
      BSG Group.................................................        --           200
      HIT.......................................................        --          (934)
      Corporate.................................................        --            --
                                                                  --------      --------
                                                                        --           (58)
                                                                  --------      --------
    Income (loss) before income taxes...........................  $ (4,064)     $ 18,088
                                                                  ========      ========
    Depreciation and amortization:
      Services..................................................  $  8,592      $  7,486
      BSG Group.................................................     1,045         1,744
      HIT.......................................................     1,710         1,486
      Corporate.................................................       328           333
                                                                  --------      --------
                                                                  $ 11,675      $ 11,049
                                                                  ========      ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -------------------------
                                                                    1997          1996
                                                                  --------    -------------
    Capital expenditures:
      Services..................................................  $  2,109        14,574
      BSG Group.................................................       609         3,337
      HIT.......................................................       665           966
      Corporate.................................................        17           590
                                                                  --------      --------
                                                                  $  3,400      $ 19,467
                                                                  ========      ========

                                                                          AS OF
                                                                --------------------------
                                                                MARCH 31,    DECEMBER 31,
                                                                  1997           1996
                                                                ---------    -------------
  Identifiable assets:
    Services..................................................  $577,488       $594,738
    BSG Group.................................................    44,313         51,972
    HIT.......................................................    95,843         84,298
    Corporate.................................................    93,029         84,616
                                                                --------       --------
                                                                $810,673       $815,624
                                                                ========       ========

NOTE 7 -- LONG-TERM DEBT

     On February 4, 1997, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Amended Facility"). This agreement replaced the Company's previous senior credit facility and increased the revolving line of credit to $285 million. The Second Amended Facility is composed of a $275 million revolving line of credit and a $10 million cash management swing loan line with lenders from a six-bank syndicate. The Second Amended Facility effectively refinanced the loans outstanding under the previous senior credit facility and can be used to finance working capital and other general corporate needs. The Second Amended Facility provides for "base rate" loans which bear interest equal to prime plus 1% as long as certain financial covenants are met. The loan commitments under the Second Amended Facility will reduce to $200 million and $150 million on July 31, 1997 (unless extended by the lenders until September 30, 1997) and January 31, 1998, respectively. The Company does not and did not expect to generate sufficient cash flow from operations to satisfy the required reductions in debt. Management of the Company has adopted plans to divest HRI and is seeking alternatives for the BSG Group, which management believes will generate sufficient net proceeds to meet the reduction in the loan commitments required by the Second Amended Facility. The Company has retained an investment banking firm to advise it on the divestiture of HRI as well as to assist in the evaluation of alternatives for the BSG Group. While management is confident the Company will be able to meet its debt service obligations, there can be no assurance that the Company will be successful in its efforts to divest HRI or the BSG Group. If the Company is unable to dispose of HRI or the BSG Group or through other means generate sufficient net proceeds to satisfy the required reductions in the loan commitments, the Company's lenders can cause the borrowings under the Second Amended Facility to become immediately due and payable. The Second Amended Facility also contains restrictions on the Company's ability to declare or pay cash dividends on its common stock.

     As part of the consideration paid to the six-bank syndicate for the Second Amended Facility, the Company issued the lenders warrants with vesting for 1% of the common stock of the Company on each of January 1, 1998 and April 1, 1998. The warrants terminate if the Company has no outstanding borrowings on

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
the line of credit on December 31, 1997. The Company has not allocated any value to these warrants because management believes the Company will realize sufficient net proceeds from the divestiture of HRI and the potential alternatives for the BSG Group or the refinancing of any remaining borrowings under the Second Amended Facility to enable the Company to repay all borrowings under the Second Amended Facility by December 31, 1997.

NOTE 8 -- RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

     As a result of a review initiated by senior management and the Audit Committee of the Board of Directors (the "Audit Committee") in March 1997 prior to completion of the audit process for the Company's 1996 fiscal year, information was developed that certain revenues and expenses may have been recorded incorrectly between certain quarters during 1996. At the conclusion of the review, the Company determined that there were certain accounting errors and irregularities and that its interim financial statements for each fiscal quarter of 1996 required restatement. These errors and irregularities consisted primarily of the following: (1) incorrect quarterly recording of revenues and the related costs and expenses for certain contracts; (2) incorrect quarterly recording of certain liabilities for employee bonuses and related expenses; (3) certain costs and expenses of certain acquired companies, which were later determined not to be properly recordable, were recognized by those companies in periods prior to their acquisitions, resulting in an overstatement of the Company's earnings subsequent to those acquisitions; and (4) incorrect depreciation of certain assets related to the Company's comprehensive reengineering and consolidation project.

     The Company has determined that all appropriate adjustments have been made to its interim financial statements and that its consolidated financial statements, taken as a whole, present fairly in all material respects the Company's financial position, results of operations and cash flows for its fiscal quarter ended March 31, 1996 in conformity with generally accepted accounting principles.

                                                                THREE MONTHS ENDED
                                                                  MARCH 31, 1996
                                                              ----------------------
                                                                  AS
                                                              PREVIOUSLY       AS
                                                               REPORTED     RESTATED
                                                              ----------    --------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenue.....................................................   $163,627     $162,249
Salaries and wages..........................................     90,565       91,730
Other Operating expenses....................................     39,354       39,335
Depreciation................................................      4,951        5,940
Amortization................................................      4,909        5,109
Income before income taxes..................................     21,593       18,088
Net income..................................................     12,725       10,659
Pro forma net income........................................     13,079       11,013
Pro forma net income per common share.......................   $   0.17     $   0.15

NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 provides for new accounting principles used in the calculation of earnings per share ("EPS") and shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. This new pronouncement would not materially effect the EPS calculation for the three month periods ended March 31, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Medaphis Corporation, a corporation organized in 1985 under the laws of the State of Delaware ("Medaphis" or the "Company"), provides business management services and information products primarily to healthcare providers. Medaphis' healthcare services are designed to assist its clients with the business management functions associated with the delivery of healthcare services, thereby permitting physicians and hospitals to focus on providing quality medical services to their patients. Medaphis' healthcare information systems include patient-centered clinical information management systems and enterprise-wide patient and employee scheduling systems. These systems are designed to improve efficiency and quality of care within hospitals and emerging integrated healthcare delivery systems. Medaphis currently provides business management systems and services to approximately 20,500 physicians and over 2,600 hospitals in all 50 states, subrogation and recovery services to healthcare plans covering in excess of 32 million people throughout the United States and systems integration and services in the United States and abroad.

     In February 1997, Medaphis announced the implementation during the 1997 fiscal year of a business plan focused on Medaphis' core business and comprised of the following five components: (1) exiting non-core businesses, such as the planned sale of Healthcare Recoveries, Inc. ("HRI") that is discussed below; (2) achieving improved predictability of results through enhanced management accountability and controls; (3) reducing costs and increasing efficiencies; (4) emphasizing customer service; and (5) implementing cross-selling initiatives.

     Medaphis' business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some healthcare payors have willingly paid the prices established by providers while other healthcare payors, notably the government and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to healthcare payors willing to pay established prices have increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., "cost shifting"). The increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables and bad debt levels and higher business office costs. Healthcare providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. Notwithstanding providers' responses to revenue pressures, management believes that the revenue growth rate experienced by the Company's clients continues to be adversely affected by increased managed care and other industry factors impacting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third-party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and to become more costly.

     Management believes that these trends have placed pressure on the rate of the revenue growth and profit margins of the Company's physician accounts receivable and practice management operations. Due to these revenue and margin pressures, Medaphis Physicians Services Corporation ("MPSC"), the Company's largest subsidiary providing accounts receivable and practice management services to physicians, did not significantly contribute to the Company's operating profit for 1996 and this trend is not expected to improve until further progress is made with, among other things, ongoing initiatives designed to reduce redundant costs, improve efficiencies and enhance operational effectiveness in MPSC's operations.

RESULTS OF OPERATIONS

     The following table shows the percentage of certain items reflected in the Company's statements of operations to revenue.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                              1997         1996
                                                              -----    -------------
                                                                       (AS RESTATED)
Revenue.....................................................  100.0%       100.0%
Salaries and wages..........................................   63.4         56.5
Other operating expenses....................................   27.3         24.2
Depreciation................................................    4.7          3.7
Amortization................................................    3.2          3.1
Interest expense, net.......................................    4.1          1.3
Restructuring and other charges.............................    0.0          0.0
                                                              -----        -----
Income (loss) before income taxes...........................   (2.7)        11.2
Income taxes................................................   (1.5)         4.6
                                                              -----        -----
Net income (loss)...........................................   (1.2)         6.6
Pro forma adjustments.......................................     --          0.2
                                                              -----        -----
Pro forma net income (loss).................................   (1.2)%        6.8%
                                                              =====        =====

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                1997         1996
                                                              --------   -------------
                                                                         (AS RESTATED)
                                                                   (IN THOUSANDS)
     Revenue:
       Services.............................................  $104,083     $105,634
       BSG Group............................................    23,810       41,263
       HIT..................................................    19,690       16,212
  Corporate and eliminations................................       (37)        (860)
                                                              --------     --------
                                                              $147,546     $162,249
                                                              ========     ========

     As part of the 1997 operating plan, management's primary emphasis is on improving the services provided to its existing clients and not on growing its revenue base.

     The slight decrease in Services' revenue in the first quarter of 1997 from the same period of 1996 is attributable to the above-mentioned revenue pressure on the physician accounts receivable and practice management operations and the emphasis of improving customer service.

     The 42.3% decrease in the BSG Group's revenue is primarily a result of the Company's decision to shut down its wholly-owned operating subsidiary, Imonics Corporation ("Imonics"). Imonics generated approximately $16.5 million during the three month period ended March 31, 1996.

     HIT's revenue increased 21.5% during the three months ended March 31, 1997 as compared with the same period for the prior year. This increase is primarily a result of an increase in the number of healthcare information system licenses sold by Healthcare Data Sciences Corporation.

     Salaries and Wages. Salaries and wages increased to 63.4% of revenue in the first quarter of 1997 from 56.5% in the first quarter of 1996. The increase in salaries and wages, as a percentage of revenue, is due to a slowdown in the growth of the Company's revenue. The Company has not reduced its employment levels to coincide with the decrease in revenue because the 1997 operating plan has placed a renewed emphasis on client service.

     Other Operating Expenses. Other operating expenses increased to 27.3% of revenue in the first quarter of 1997 compared to 24.2% in the first quarter of 1996. The increase in other operating expenses as a percentage of revenue for 1997, as compared with 1996, is due to the previously mentioned slowdown in the growth of the Company's revenue. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, outside consulting and legal services and office supplies.

     Depreciation. Depreciation expense was $7.0 million in the first quarter of 1997 as compared with $5.9 million in the first quarter of 1996. This increase reflects the Company's investment in property and equipment to support its business.

     Amortization. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $4.7 million in the first quarter of 1997 as compared with $5.1 million in the first quarter of 1996. The decrease is primarily due to the write-off of Imonics' purchased goodwill.

     Interest. Net interest expense was $6.1 million in the first quarter of 1997 as compared with $2.1 million in the first quarter of 1996. The increase is primarily due to increased borrowing under the Company's Second Amended Facility. Management anticipates that future interest expense will be impacted by interest rate fluctuations and changes in the amount of borrowings under the Second Amended and Restated Credit Agreement (the "Second Amended Facility").

     Restructuring and Other Charges. Components of restructuring and other charges are as follows:

                                                                 MARCH 31,
                                                                   1996
                                                              ---------------
                                                              (IN THOUSANDS)
     Restructuring charges..................................      $ 2,099
     Pooling charges........................................       (2,157)
                                                                  -------
                                                                  $   (58)
                                                                  =======

     Restructuring Charges. During the first quarter of 1996, the Company incurred approximately $2.1 million of costs which were related to the Company's reengineering and consolidation project which had not previously been accrued.

     Pooling Charges. In connection with the Intelligent Visual Computing, Inc. ("IVC") merger, the Company incurred estimated transaction fees, costs and expenses of $200,000. In addition, management revised its estimate of certain transaction fees, costs and expenses associated with the mergers recorded using the pooling-of-interests method of accounting consummated in 1995 and reversed estimated charges which had been reflected in the Company's operating results in the periods the mergers were consummated.

                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
IVC.........................................................     $   200
Automation Atwork Companies.................................        (408)
HRI.........................................................        (765)
Consort Technologies, Inc...................................        (526)
Medical Management Sciences, Inc............................        (658)
                                                                 -------
                                                                 $(2,157)
                                                                 =======

     Income (Loss) Before Income Taxes. The Company's loss before income taxes was (2.8)% of revenue in the first quarter of 1997 as compared with income of 11.1% of revenue in the first quarter of 1996. The decrease is primarily the result of the aforementioned revenue decreases.

     Income Taxes. Effective income tax rates for the periods presented vary from statutory rates primarily as a result of nondeductible goodwill associated with merger transactions consummated by the Company in previous years. Pro forma adjustments for income taxes have been provided for companies accounted for under the pooling-of-interest method of accounting which elected to be treated as "S" corporations under the Internal Revenue Code of 1986, as amended, prior to merging with the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $29.5 million at March 31, 1997, including $10.2 million of cash.

     The Company's operating activities generated cash of $5.9 million during the three months ended March 31, 1997 as compared with the use of cash of $4.2 million during the three months ended March 31, 1996. The increase in the Company's operating cash flows resulted primarily from the collection of outstanding receivables and management's cash control initiatives.

     On February 4, 1997, the Company entered into the Second Amended Facility which replaced the Company's previous revolving credit agreement and increased the revolving line of credit from $250 million to $285 million. At March 31, 1997, the Company had $244 million in borrowings outstanding under the Second Amended Facility which bore interest at 9.5%. The Second Amended Facility expires on June 30, 1998 and may be extended or otherwise amended pursuant to the agreement. Borrowings under the Second Amended Facility are secured by substantially all of the Company's assets and are guaranteed by substantially all of the Company's subsidiaries. The Second Amended Facility effectively refinanced the loans outstanding under the Company's previous senior credit facility and can be used to finance working capital and other general corporate needs with restrictions on new acquisitions, certain litigation settlement payments and capital expenditures for the fiscal quarter ending March 31, 1996. The Second Amended Facility provides for "base rate" loans which bear interest equal to prime plus 1% as long as certain financial covenants are met. The loan commitments under the Second Amended Facility will reduce to $200 million and $150 million on July 31, 1996 (unless extended by the lenders to September 30, 1997) and January 31, 1998, respectively. In late 1996 and in 1997, the Company has taken actions to reduce capital expenditures and to monitor uses of cash. The Company believes that it will be able to fund its operating cash requirements through operating cash flows and borrowings under the Second Amended Facility through July 31, 1997, when the Company will be required to reduce the outstanding amount of borrowings under the Second Amended Facility to a maximum of $200 million. In developing its 1997 business plan, the Company did not expect to generate sufficient cash flow from operations to meet the required debt reduction and, therefore, management has adopted plans to divest HRI and is seeking alternatives for the BSG Group, which it believes will generate sufficient net proceeds to meet the July 31, 1997 reduction in the loan commitments required by the Second Amended Facility. The Company has retained investment banking counsel to advise it on the divestiture of HRI as well as to assist in the evaluation of alternatives for the BSG Group. On March 14, 1997, the Company filed a registration statement with the Commission relating to the planned initial public offering of 100% of the common stock of HRI. This initial public offering is subject to review by the Commission and the marketability of HRI. There can be no assurance that the Company will be successful in its efforts to sell HRI and/or the BSG Group. If the Company is unable to generate sufficient net proceeds through the sale of HRI and/or the BSG Group or obtain alternative debt financing by July 31, 1997 (unless extended by the lenders until September 30, 1997), the Company's lenders can cause the borrowing under the Second Amended Facility to become immediately due and payable.

     As part of the consideration paid to the six-bank syndicate for the Second Amended Facility, the Company issued the lenders warrants with vesting arrangements for 1% of the Common Stock of the Company on each of January 1, 1998 and April 1, 1998. These warrants terminate if the Company has no outstanding borrowings on the line of credit on December 31, 1997. The Company has not allocated any value to these warrants because management believes the Company will generate sufficient cash flows from asset sales or the refinancing of any remaining borrowings under the Second Amended Facility to repay all the borrowings under the Second Amended Facility by December 31, 1997.

OTHER MATTERS

     As a result of a review initiated by senior management and the Audit Committee of the Board of Directors (the "Audit Committee") in March 1997 prior to completion of the audit process for the

Company's 1996 fiscal year, information was developed that certain revenues and expenses may have been recorded incorrectly between certain quarters during 1996. At the conclusion of the review, the Company determined that there were certain accounting errors and irregularities and that its interim financial statements for each fiscal quarter of 1996 required restatement. These errors and irregularities consisted primarily of the following: (1) incorrect quarterly recording of revenues and the related costs and expenses for certain contracts;
(2) incorrect quarterly recording of certain liabilities for employee bonuses and related expenses; (3) certain costs and expenses of certain acquired companies, which were later determined not to be properly recordable, were recognized by those companies in periods prior to their acquisitions, resulting in an overstatement of the Company's earnings subsequent to those acquisitions; and (4) incorrect depreciation of certain assets related to the Company's comprehensive reengineering and consolidation project.

     The Company has determined that all appropriate adjustments have been made to its interim financial statements and that its consolidated financial statements, taken as a whole, present fairly in all material respects the Company's financial position, results of operations and cash flows for its fiscal quarter ended March 31, 1996 in conformity with generally accepted accounting principles.

                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 1996
                                                              ----------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                              -------------    -----------
                                                                     (IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
Revenue.....................................................    $163,627        $162,249
Salaries and wages..........................................      90,565          91,730
Other Operating expenses....................................      39,354          39,335
Depreciation................................................       4,951           5,940
Amortization................................................       4,909           5,109
Income before income taxes..................................      21,593          18,088
Net income..................................................      12,725          10,659
Pro forma net income........................................      13,079          11,013
Pro forma net income per common share.......................    $   0.17        $   0.15

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     Following the announcement of the Federal Investigation, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of common stock in April 1995 were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of common stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the Securities Act of 1933, as amended, and the Company's underwriters and outside directors are no longer named as defendants. On June 26, 1996, the court denied the plaintiffs' motion to certify a plaintiffs' class. The plaintiffs and the defendants have reached an agreement in principle to settle this action on a class-wide basis for $4.75 million, subject to court approval and other customary conditions (the "1995 Class Action Settlement"). The 1995 Class Action Settlement would also include the related putative class action lawsuit currently pending in the Superior Court of Cobb County, Georgia, described more fully below. The Company expects to receive approximately $3.7 million from insurance to fund a portion of the 1995 Class Action Settlement and accrued approximately $1.2 million in the quarter ending December 31, 1996 to fund the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto.

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

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients. In March 1997, the Company was informed by the Civil Division of the Department of Justice that it is investigating allegations concerning the Company's Gottlieb's Financial Services, Inc. ("GFS") subsidiary. The Company has received a request from the Department of Justice for records, and may receive additional requests. The Company intends to cooperate in producing records. There can be no assurance that this matter will be resolved promptly or that the investigation will not have a material adverse effect upon Medaphis.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint (the "1996 Consolidated Complaint"). In general, the 1996 Consolidated Complaint alleges violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The 1996 Consolidated Complaint is brought on behalf of a class of all persons who purchased or otherwise acquired Medaphis common stock between January 6, 1996 and October 21, 1996. The 1996 Consolidated Complaint also asserts claims on behalf of a sub-class of all persons who acquired Medaphis common stock pursuant to the merger between Medaphis and Health Data Sciences Corporation ("HDS"). On December 30, 1996, the defendants filed a motion to dismiss most of the 1996 Consolidated Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint. On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation. The plaintiff seeks compensatory damages and costs. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and certain of the defendants filed a motion to dismiss the amended complaint.

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

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberg against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and

Brown). On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. On the date of the demand, Mr. Papermaster was an executive officer and a director of Medaphis. Mr. Papermaster resigned such positions on March 21, 1997, although he remains an executive officer of BSG. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by the Company of its representations and warranties made in the merger agreement between Medaphis and BSG.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust, and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint is brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis common stock. In general, the complaint alleges both common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleges breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage. The plaintiffs seek rescission of the merger agreement and the return of all MMS shares, as well as damages in excess of $100 million. Additionally, plaintiffs seek to void various noncompete covenants and contract provisions between Medaphis and plaintiffs.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies.

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") has notified the Company that it is conducting a non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ending September 30, 1996 and its restated consolidated financial statements for the three months and year ended December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company intends to cooperate fully with the Commission in its investigation.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against, and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company, that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company or that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company.

ITEM 5.  OTHER INFORMATION

     On April 25, 1997, the Compensation Committee of the Board of Directors of the Company approved an adjustment of the exercise price for certain outstanding employee stock options which have an exercise price of $5.50 and above. No adjustments were made to any options held by directors or former employees of the Company. The revised exercise price of $5.375 was established by reference to the closing price of the Company's common stock on April 25, 1997. In approving the adjustment, the Compensation Committee relied upon the views of its outside advisors with respect to the legal, accounting and compensation issues associated with the action and took into consideration, among other things, the following factors: (i) the Company had historically paid salaries which were at or below market levels and had made up for lower salaries through stock option grants to employees; (ii) the Company historically had used stock options as its principal long-term incentive program; (iii) the highly skilled employees of the Company possessed marketable skills; and (iv) senior management of the Company believed that there was potential for increased attrition among its key employees and that adjustment of the exercise price of the outstanding options would significantly help to mitigate such risk.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 3.1       --  Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 of
               Registrant's Registration Statement on Form S-1, File No.
               33-42216)
 3.2       --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 of
               Registrant's Quarterly Report on Form 10-Q for the Quarterly
               Period Ended March 31, 1993)
 3.3       --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to the
               Registrant's Registration Statement on Form 8-A/A, filed on
               May 22, 1996)
 3.4       --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to the Registration Statement on Form S-8, File
               No. 333-03213)
 3.5       --  Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of Registrant's 1992 Form 10-K,
               File No. 000-19480)
 4.1       --  Form of Warrant issued to one or more lenders pursuant to
               Registrant's Second Amended and Restated Credit Agreement,
               dated as of February 4, 1997 (incorporated by reference to
               Exhibit 4.1 to Current Report on Form 8-K filed on February
               18, 1997)
10.1       --  Sixth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 10.21 of the Annual
               Report on Form 10-K for the year ended December 31, 1996,
               File No. 000-19480)
10.2       --  First Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.24 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-19480)
10.3       --  Employment Agreement by and between Registrant and Daniel S.
               Connors, Jr., dated February 25, 1997 (incorporated by
               reference to Exhibit 10.50 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-19480)
10.4       --  Employment Agreement by and between Registrant and Carl
               James Schaper, dated February 25, 1997 (incorporated by
               reference to Exhibit 10.51 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-19480)
10.5       --  Employment Agreement by and between Registrant and Jerome H.
               Baglien, dated January 3, 1997 (incorporated by reference to
               Exhibit 10.52 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-19480)
10.6       --  Second Amended and Restated Credit Agreement, dated as of
               February 4, 1997, among the Registrant, the lenders listed therein and the Agent (incorporated by reference to Exhibit
               99.2 to Current Report on Form 8-K filed on February 18,
               1997)
10.7       --  Form of Second Amendment to the Amended and Restated
               Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-19480)
11         --  Statement regarding Computation of Earnings Per Share
27         --  Financial Data Schedule (for SEC use only)
99.1       --  Safe Harbor Compliance Statement for Forward-Looking
               Statements

(B) REPORTS ON FORM 8-K

     The following reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1997:

                                        FINANCIAL
                                        STATEMENTS
ITEM REPORTED                             FILED       DATE OF REPORT        FILE DATE
-------------                           ----------   -----------------  -----------------
7th Modification of bank agreement....     No        December 31, 1996   January 3, 1997
1996 Year end press release, second
  amended and restated credit
  agreement...........................   Yes(1)      December 31, 1996  February 18, 1997

---------------

(1) Consolidated statement of operations for the three months and year ended December 31, 1996, condensed consolidated balance sheets as of December 31, 1996 and 1995 and supplemented consolidated segment data for the quarterly periods ended March 31, June 30, September 30 and December 31, 1996 and 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MEDAPHIS CORPORATION

                         By:   /s/ JEROME H. BAGLIEN
                            -----------------------------------
                               Jerome H. Baglien
                               Senior Vice President, Chief Financial Officer
                               and Assistant Secretary

Date: May 6, 1997

                               INDEX TO EXHIBITS

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                           DESCRIPTION OF EXHIBITS                         PAGE
-------                          -----------------------                     ------------
 3.1       --  Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 of
               Registrant's Registration Statement on Form S-1, File No.
               33-42216)
 3.2       --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 of
               Registrant's Quarterly Report on Form 10-Q for the Quarterly
               Period Ended March 31, 1993)
 3.3       --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to the
               Registrant's Registration Statement on Form 8-A/A, filed on
               May 22, 1996)
 3.4       --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to the Registration Statement on Form S-8, File
               No. 333-03213)
 3.5       --  Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of Registrant's 1992 Form 10-K,
               File No. 000-19480)
 4.1       --  Form of Warrant issued to one or more lenders pursuant to
               Registrant's Second Amended and Restated Credit Agreement,
               dated as of February 4, 1997 (incorporated by reference to
               Exhibit 4.1 to Current Report on Form 8-K filed on February
               18, 1997)
10.1       --  Sixth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 10.21 of the Annual
               Report on Form 10-K for the year ended December 31, 1996,
               File No. 000-19480)
10.2       --  First Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.24 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-19480)
10.3       --  Employment Agreement by and between Registrant and Daniel S.
               Connors, Jr., dated February 25, 1997 (incorporated by
               reference to Exhibit 10.50 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-19480)
10.4       --  Employment Agreement by and between Registrant and Carl
               James Schaper, dated February 25, 1997 (incorporated by
               reference to Exhibit 10.51 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-19480)
10.5       --  Employment Agreement by and between Registrant and Jerome H.
               Baglien, dated January 3, 1997 (incorporated by reference to
               Exhibit 10.52 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-19480)
10.6       --  Second Amended and Restated Credit Agreement, dated as of
               February 4, 1997, among the Registrant, the lenders listed therein and the Agent (incorporated by reference to Exhibit
               99.2 to Current Report on Form 8-K filed on February 18,
               1997)
10.7       --  Form of Second Amendment to the Amended and Restated
               Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-19480)

     11             --  Statement regarding Computation of Earnings Per Share
     27             --  Financial Data Schedule (for SEC use only)
     99.1           --  Safe Harbor Compliance Statement for Forward-Looking Statements