Form 10-Q
period 1997-06-30
MEDAPHIS CORP
filed 1997-08-14
CIK 878556

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-19480

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         SHARES OUTSTANDING
TITLE OF CLASS                                           AT AUGUST 8, 1997
--------------                                           ------------------
Common Stock $0.01 Par Value...........................  72,905,294 Shares
Non-voting Common Stock $0.01 Par Value................           0 Shares

================================================================================

                              MEDAPHIS CORPORATION

                                   FORM 10-Q
                                 JUNE 30, 1997

                                                              PAGE
                                                              ----
Part I:  FINANCIAL INFORMATION
  Consolidated Statements of Operations for the three and
     six months ended June 30, 1997 and 1996................      1
  Consolidated Balance Sheets as of June 30, 1997 and
     December 31, 1996......................................      2
  Consolidated Statements of Cash Flows for the six months
     ended June 30, 1997 and 1996...........................      3
  Notes to Consolidated Financial Statements................      4
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     14
Part II:  OTHER INFORMATION
  Legal Proceedings.........................................   II-1
  Changes in Securities.....................................   II-4
  Submission of Matters to a Vote of Security Holders.......   II-5
  Other Information.........................................   II-5
  Exhibits and Reports on Form 8-K..........................   II-6
  Index to Exhibits.........................................   II-9

                             ---------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY MEDAPHIS CORPORATION OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF MEDAPHIS CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                  -------------------------   -------------------------
                                                    1997          1996          1997          1996
                                                  --------   --------------   --------   --------------
                                                             (AS RESTATED,               (AS RESTATED,
                                                              SEE NOTE 7)                 SEE NOTE 7)
Revenue.........................................  $147,970      $169,719      $295,516      $331,968
                                                  --------      --------      --------      --------
Salaries and wages..............................    92,386        95,222       185,964       186,952
Other operating expenses........................    37,781        39,889        78,023        79,224
Depreciation....................................     7,050         6,840        14,035        12,780
Amortization....................................     4,665         5,108         9,355        10,217
Interest expense, net...........................     6,056         2,630        12,171         4,735
Restructuring and other charges.................     2,000        16,889         2,000        16,831
                                                  --------      --------      --------      --------
          Total expenses........................   149,938       166,578       301,548       310,739
Income (loss) before income taxes and
  extraordinary item............................    (1,968)        3,141        (6,032)       21,229
Income tax (benefit) expense....................    (1,720)        6,238        (3,945)       13,667
                                                  --------      --------      --------      --------
Income (loss) before extraordinary item.........      (248)       (3,097)       (2,087)        7,562
Extraordinary income on sale of HRI, net of
  tax...........................................    76,391            --        76,391            --
                                                  --------      --------      --------      --------
          Net income (loss).....................    76,143        (3,097)       74,304         7,562
Pro forma income tax adjustments................        --            --            --           354
                                                  --------      --------      --------      --------
          Pro forma net income (loss)...........  $ 76,143      $ (3,097)     $ 74,304      $  7,916
                                                  ========      ========      ========      ========
Pro forma net income (loss) per common share:
  Pro forma net income (loss) before
     extraordinary item.........................  $  (0.00)     $  (0.04)     $  (0.03)     $   0.11
  Extraordinary income on sale of HRI...........      1.01            --          1.02            --
                                                  --------      --------      --------      --------
  Pro forma net income (loss)...................  $   1.01      $  (0.04)     $   0.99      $   0.11
                                                  ========      ========      ========      ========
Weighted average shares outstanding.............    75,149        71,167        74,983        74,786
                                                  ========      ========      ========      ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                               JUNE 30,       DECEMBER 31,
                                                                 1997             1996
                                                              -----------     ------------
                                                              (UNAUDITED)
                                          ASSETS
Current Assets:
  Cash......................................................   $  3,958         $  7,631
  Restricted cash...........................................     16,059           19,568
  Accounts receivable, billed...............................    100,651           99,823
  Accounts receivable, unbilled.............................     90,409           94,057
  Deferred tax asset........................................         --           36,177
  Other.....................................................     12,086           12,129
                                                               --------         --------
          Total current assets..............................    223,163          269,385
Property and equipment......................................     87,756           97,850
Deferred tax asset..........................................     55,535           42,379
Intangible assets...........................................    379,895          389,033
Other.......................................................     19,188           16,977
                                                               --------         --------
                                                               $765,537         $815,624
                                                               ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $ 11,880         $ 11,765
  Accrued compensation......................................     29,786           30,332
  Accrued expenses..........................................     76,752           95,680
  Current portion of long-term debt.........................    150,224           55,975
  Deferred tax liability....................................      9,312               --
                                                               --------         --------
          Total current liabilities.........................    277,954          193,752
Long-term debt..............................................      8,993          215,752
Other obligations...........................................      8,215           13,830
                                                               --------         --------
          Total liabilities.................................    295,162          423,334
                                                               --------         --------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized in 1997;
     none issued............................................         --               --
  Common stock, voting, $0.01 par value, 200,000 authorized
     in 1997 and 1996; issued and outstanding 72,503 in 1997
     and 71,705 in 1996.....................................        725              717
  Common stock, non voting, $0.01 par value, 600 authorized
     in 1997 and 1996; none issued..........................         --               --
  Paid-in capital...........................................    526,187          522,491
  Accumulated deficit.......................................    (56,537)        (130,749)
                                                               --------         --------
                                                                470,375          392,459
  Less treasury stock, at cost -- 16 shares in 1996.........         --              169
                                                               --------         --------
          Total stockholders' equity........................    470,375          392,290
                                                               --------         --------
                                                               $765,537         $815,624
                                                               ========         ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                1997         1996
                                                              --------   -------------
                                                                         (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 74,304      $ 7,562
  Adjustments to reconcile net income (loss) to net cash
     (used for) provided by operating activities:
     Depreciation and amortization..........................    23,390       22,997
     Gain on sale of HRI....................................   (76,391)          --
     (Gain) loss on sale of property and equipment..........       (34)         343
     Deferred income taxes..................................    (3,078)      13,666
     Changes in assets and liabilities, excluding effects of
      acquisitions:
       Increase in restricted cash..........................   (10,449)        (958)
       Increase in accounts receivable, billed..............    (3,148)     (27,513)
       Decrease (increase) in accounts receivable,
        unbilled............................................     3,647      (17,842)
       Increase (decrease) in accounts payable..............       828      (16,190)
       Increase in accrued compensation.....................     1,602        1,472
       Decrease in accrued expenses.........................   (13,248)      (6,173)
       Other, net...........................................    (3,024)       1,172
                                                              --------      -------
          Net cash used for operating activities............    (5,601)     (21,464)
                                                              --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................    (5,768)     (12,737)
  Purchases of property and equipment.......................    (7,692)     (34,541)
  Proceeds from sale of HRI, net............................   126,375           --
  Proceeds from sale of property and equipment..............     3,644           18
  Software development costs................................    (2,877)     (26,382)
                                                              --------      -------
          Net cash provided by (used for) investing
            activities......................................   113,682      (73,642)
                                                              --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     3,651        9,673
  Proceeds from borrowings..................................    42,492       96,749
  Principal payments of long-term debt......................  (154,889)     (25,612)
  Other.....................................................    (3,008)       3,813
                                                              --------      -------
          Net cash (used for) provided by financing
            activities......................................  (111,754)      84,623
                                                              --------      -------
CASH:
  Net change................................................    (3,673)     (10,483)
  Balance at beginning of period............................     7,631       18,979
                                                              --------      -------
  Balance at end of period..................................  $  3,958      $ 8,496
                                                              ========      =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
     Interest...............................................  $  7,128      $ 7,005
     Income taxes...........................................     1,125        5,684
  Non-cash investing and financing activities:
     Liabilities assumed in acquisitions....................        --        2,700
     Additions to capital lease obligations.................        --       12,620
     Common stock issued upon conversion of subordinated
      debentures............................................        --       63,375

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed March 31, 1997 ("Form 10-K").

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

     The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. On March 31, 1997, the Company's independent auditors noted in a modifying fourth paragraph to their unqualified independent report on the Company's financial statements included in the Form 10-K that, because the Company's plans to divest of certain assets to generate funds to meet scheduled 1997 amortization requirements did not then include binding contracts to dispose of these assets, and because no other contractual arrangements were in place to refinance or raise additional funds to otherwise satisfy such required debt reduction, substantial doubt was raised about the Company's ability to continue as a going concern. As previously discussed in the Company's Form 10-K, the Company and its current lenders contemplated that the contractual amortization of loan commitments under the Second Amended and Restated Loan Facility (the "Second Amended Facility") would be accomplished through asset divestitures or a refinancing since operating cash flow was never intended to be utilized for this purpose and would be insufficient to meet these obligations. On May 28, 1997, Medaphis reduced the Company's loan commitment under the Second Amended Facility to $170 million, which more than satisfied the required loan commitment reduction for July 31, 1997.

     The Company's consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that may be necessary should the Company, contrary to plans and expectations, be unable to continue as a going concern.

2. LONG-TERM DEBT

     On February 4, 1997, the Company entered into the Second Amended Facility, which replaced the Company's previous revolving credit agreement and increased the revolving line of credit from $250 million to $285 million. The Second Amended Facility matures on June 30, 1998 and, as such, all amounts outstanding under the Second Amended Facility have been classified as current in the accompanying June 30, 1997 balance sheet. The Second Amended Facility may be extended or otherwise amended pursuant to the agreement. Borrowings under the Second Amended Facility are secured by substantially all of the Company's assets and are guaranteed by substantially all of the Company's subsidiaries. The Second Amended Facility effectively refinanced the loans outstanding under the Company's previous senior credit facility and can be used to finance working capital and other general corporate needs with restrictions on new acquisitions, certain litigation settlement payments, capital expenditures and the Company's ability to declare or pay cash dividends on its common stock. The Second Amended Facility provides for "base rate" loans that bear interest equal to prime plus 1% as long as certain financial covenants are met. The Second Amended Facility required mandatory loan commitment reductions to $200 million and $150 million on July 31, 1997 and January 31,

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

1998, respectively. In developing its 1997 business plan, the Company did not expect to generate sufficient cash flow from operations to meet the required debt reduction and, therefore, management had adopted a plan to divest Healthcare Recoveries, Inc. ("HRI") and to evaluate alternatives for its client/server integration businesses (the "BSG Group"). On May 28, 1997, the Company was successful in divesting HRI through an initial public offering of 100% of its stock. This sale generated approximately $115 million of net proceeds that were used to reduce the Company's borrowings under the Second Amended Facility and it also reduced the loan commitment under the Second Amended Facility to $170 million, which more than satisfied the required reduction for July 31, 1997. At June 30, 1997, the Company had $137 million in borrowings outstanding under the Second Amended Facility that bore interest at 9.5%.

     In connection with the Second Amended Facility, the Company issued the lenders warrants with vesting of 1% of the voting common stock (the "Common Stock") of the Company on each of January 1, 1998 and April 1, 1998, provided that the Second Amended Facility has not been repaid and terminated prior to such vesting dates. The Company has not allocated any value to these warrants because the warrants only vest if amounts are outstanding or commitments are not terminated under the Second Amended Facility on December 31, 1997. Management believes the Company will generate sufficient cash flows from the refinancing of the Second Amended Facility or from asset sales to repay all borrowings under and terminate the Second Amended Facility by December 31, 1997.

3. LEGAL MATTERS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Although the precise scope of the investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon billing and collection practices in the Designated Offices. Although the Designated Offices represent approximately 2% of Medaphis' annual revenue, there can be no assurance that the investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the investigation will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995 and $2 million in the fourth quarter of 1996, solely for administrative fees, costs and expenses it anticipates incurring in connection with the investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the investigation. The charges are intended to cover only the anticipated expenses of the investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     Following the announcement of the investigation, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of Common Stock in April 1995, were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of Common Stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

"Consolidated Complaint"). On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the Securities Act of 1933, as amended (the "1933 Act"), and the Company's underwriters and outside directors are no longer named as defendants. The plaintiffs and the defendants have reached an agreement to settle this action on a class-wide basis for $4.75 million, subject to court approval (the "1995 Class Action Settlement"). The 1995 Class Action Settlement would also include the related putative class action lawsuit currently pending in the Superior Court of Cobb County, Georgia, described more fully below. The court conditionally has certified a class for settlement purposes and has scheduled a hearing for October 6, 1997 to determine whether to approve the settlement and enter final judgment dismissing the action with prejudice. The Company has reached agreement with one of its directors and officers' liability insurance carriers to fund $3.7 million of the 1995 Class Action Settlement. The Company accrued approximately $1.2 million in the quarter ending December 31, 1996 to fund the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto.

     On November 5, 1996, Medaphis, Randolph G. Brown, Michael R. Cote and James
S. Douglass were named as defendants in a putative shareholder class action lawsuit filed in Superior Court of Cobb County, State of Georgia. This lawsuit is brought on behalf of a putative class of purchasers of Medaphis Common Stock during the period from March 29, 1995 through June 15, 1995. Plaintiffs seek compensatory damages and costs. To date, defendants have not been served with this complaint. Pursuant to the consummation of the 1995 Class Action Settlement, the claims in this state action also will be settled. Pursuant to the settlement agreement, plaintiffs have filed a motion to dismiss this action without prejudice.

     As originally disclosed in the Form 10-K, the Company learned in March 1997 that the government is investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS"). In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For the calendar year ended December 31, 1996, GFS represented approximately 7% of Medaphis' annual revenue. During that year, GFS processed approximately 5.6 million claims, approximately 2 million of which were made to government programs. The government has requested that GFS voluntarily produce records, and GFS is complying with that request. Although the precise scope and subject matter of the investigation are not known, Medaphis believes that the investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. There can be no assurance that the investigation will be resolved promptly or that the investigation will not have a material adverse effect upon Medaphis. Currently, the Company has recorded charges of $2 million in the second quarter of 1997, solely for administrative fees, costs and expenses in connection with the investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter.

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its then current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint. On February 3, 1997, the plaintiffs filed a Consolidated

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

Second Amended Complaint (the "Consolidated Second Amended Complaint"). In general, the Consolidated Second Amended Complaint alleges violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The Consolidated Second Amended Complaint is brought on behalf of a class of persons who purchased or otherwise acquired Medaphis Common Stock between January 6, 1996 and October 21, 1996. The Consolidated Second Amended Complaint also asserts claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and Health Data Sciences Corporation ("HDS"). On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety. On May 27, 1997, the court denied defendants' motion to dismiss. Discovery currently is proceeding. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

     The parties have entered into a memorandum of understanding dated August 14, 1997 (the "Memorandum of Understanding") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (payable by the Company's insurance carriers), 3,355,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period. The Memorandum of Understanding also includes: (i) an obligation on the part of Medaphis to contribute up to 600,000 additional shares of Common Stock to the settlement under certain conditions if the aggregate value of the Medaphis Common Stock proposed to be issued in the settlement falls below $30.2 million during a specified time period; and (ii) certain anti-dilution rights to plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle existing civil litigation and claims currently pending against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The Memorandum of Understanding also contains other customary terms and conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, the Company's receiving assurances from its independent accountants that the treatment of class members in connection with the proposed settlement will not jeopardize pooling-of-interests accounting treatment on previous acquisitions, the execution of mutually acceptable settlement papers and the approval of the settlement by the court. While the Company is presently unable to determine when, or if, the contingencies in the Memorandum of Understanding may be resolved and a charge recorded, management presently anticipates that the Memorandum of Understanding should not have a material adverse effect on: (i) the Company's current efforts to refinance the Second Amended Facility; or (ii) the Company's operating cash flow or liquidity position, provided that any such charge, if and when recorded, does not then violate the covenants of the Second Amended Facility or any then applicable debt facility or such covenant violations, if any, are waived.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation. The plaintiff seeks compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and certain of the defendants filed a motion to dismiss the amended complaint. All defendants have joined in a motion to dismiss the amended complaint.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. The demurrer was denied on February 5, 1997. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former officers of Medaphis. These newly added defendants have not yet responded to the amended complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the 1933 Act and new parties, including former officers of Medaphis. Defendants have not yet responded to the amended complaint.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint is brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis Common Stock. In general, the complaint alleges both common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleges breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage. The plaintiffs seek rescission of the merger agreement and the return of all MMS shares, as well as damages in excess of $100 million. Additionally, plaintiffs seek to void various noncompete covenants and contract provisions between Medaphis and plaintiffs. On June 6, 1997, defendants served their motion to dismiss on the plaintiffs. Discovery has been stayed pending resolution of the motion to dismiss.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits. The Company has entered into standstill and tolling agreements with these and certain other stockholders of recently acquired companies.

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that it was conducting a formal, non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

Company's loss for the quarter ending September 30, 1996 and its restated consolidated financial statements for the three months and year ending December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company intends to cooperate fully with the Commission in its investigation.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company or that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company.

4. RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------    -----------------
                                                 1997        1996       1997      1996
                                                -------    --------    ------    -------
                                                             (IN THOUSANDS)
Restructuring charges.........................   $   --     $ 4,250    $   --    $ 6,349
Legal costs...................................    2,000          --     2,000         --
Pooling charges...............................       --      12,364        --     10,207
Other.........................................       --         275        --        275
                                                 ------     -------    ------    -------
                                                 $2,000     $16,889    $2,000    $16,831
                                                 ======     =======    ======    =======

     Restructuring Charges. During the three and six months ended June 30, 1996, the Company incurred approximately $4.3 million and $6.3 million, respectively, of costs that were related to the Company's reengineering and consolidation project, which had not previously been accrued.

     Legal Costs. In June 1997, the Company recorded a charge of $2.0 million for the administrative fees, costs and expenses it has incurred and plans to incur in connection with the federal inquiry of the billing procedures at GFS.

     Pooling Charges. In connection with the following mergers, the Company incurred transaction fees, costs and expenses. In accordance with the requirements of pooling-of-interests accounting, these costs have been reflected in the operating results for 1996.

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              1997       1996      1997      1996
                                                            --------   --------   -------   -------
                                                                        (IN THOUSANDS)
Automation Atwork Companies...............................   $    --    $    --   $    --   $  (408)
HRI.......................................................        --         --        --      (765)
Consort Technologies, Inc.................................        --         --        --      (526)
MMS.......................................................        --         --        --      (658)
Intelligent Visual Computing, Inc. ("IVC")................        --         --        --       200
Rapid Systems Solutions, Inc. ("Rapid Systems")...........        --        900        --       900
BSG.......................................................        --      6,214        --     6,214
HDS.......................................................        --      5,250        --     5,250
                                                             -------    -------   -------   -------
                                                             $    --    $12,364   $    --   $10,207
                                                             =======    =======   =======   =======

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     A description of the type and amount of exit costs paid in the six months ended June 30, 1997 is as follows:

                                                             RESERVE        PAID     RESERVE
                                                             BALANCE      THROUGH    BALANCE
                                                           DECEMBER 31,   JUNE 30,   JUNE 30,
                                                               1996         1997       1997
                                                           ------------   --------   --------
                                                                     (IN THOUSANDS)
Lease termination costs..................................    $ 7,514       $2,635     $4,879
Severance................................................      2,748        1,831        917
Other....................................................      1,222          876        346
                                                             -------       ------     ------
                                                             $11,484       $5,342     $6,142
                                                             =======       ======     ======

5. INCOME TAXES

     In 1996, Medaphis acquired IVC, Rapid Systems and BSG in merger transactions, which were accounted for as pooling-of-interests. Prior to such mergers, IVC, Rapid Systems and a company acquired by BSG prior to the BSG merger had elected "S" corporation status for income tax purposes. As a result of such mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net loss and pro forma net loss per common share are presented as if the entities had been "C" corporations during the six months ended June 30, 1996.

6. LINES OF BUSINESS

     The Company operates in three major lines of business: Services (providing healthcare transaction processing services to physicians, hospitals and payors), BSG Group (client/server information technology services), and HIT (healthcare information technology and hardware sales). Total revenue includes only sales to unaffiliated customers as reported in the Company's consolidated statements of operations. Operating profit (loss) represents total revenue less operating expenses excluding interest and restructuring and other charges. Corporate items include general corporate expenses. Corporate assets consist primarily of cash, deferred income taxes, deferred financing costs, fixed assets, miscellaneous prepaids and receivables. Information concerning operations in these lines of business is as follows:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  1997       1996       1997       1996
                                                --------   --------   --------   --------
                                                             (IN THOUSANDS)
Revenue:
  Services....................................  $105,618   $105,919   $209,701   $211,553
  BSG Group...................................    21,888     35,376     45,698     76,639
  HIT.........................................    20,486     28,796     40,176     45,008
  Corporate and eliminations..................       (22)      (372)       (59)    (1,232)
                                                --------   --------   --------   --------
                                                $147,970   $169,719   $295,516   $331,968
                                                ========   ========   ========   ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  1997       1996       1997       1996
                                                --------   --------   --------   --------
                                                             (IN THOUSANDS)
Operating profit (loss):
  Services....................................  $ 11,513   $  7,173   $ 18,915   $ 14,391
  BSG Group...................................      (765)     4,924       (491)    19,165
  HIT.........................................     5,377     15,743      8,195     19,340
  Corporate...................................   (10,037)    (5,180)   (18,480)   (10,101)
                                                --------   --------   --------   --------
                                                $  6,088   $ 22,660   $  8,139   $ 42,795
                                                ========   ========   ========   ========
Interest expense, net.........................     6,056      2,630     12,171      4,735
                                                --------   --------   --------   --------
Restructuring and other charges:
  Services....................................     2,000      3,323      2,000      3,999
  BSG Group...................................        --      8,316         --      8,516
  HIT.........................................        --      5,250         --      4,316
  Corporate...................................        --         --         --         --
                                                --------   --------   --------   --------
                                                   2,000     16,889      2,000     16,831
                                                --------   --------   --------   --------
Income (loss) before income taxes and
  extraordinary item..........................  $ (1,968)  $  3,141   $ (6,032)  $ 21,229
                                                ========   ========   ========   ========
Depreciation and amortization:
  Services....................................  $  8,956   $  8,263   $ 17,548   $ 15,749
  BSG Group...................................     1,129      1,956      2,174      3,700
  HIT.........................................     1,259      1,358      2,969      2,844
  Corporate...................................       371        371        699        704
                                                --------   --------   --------   --------
                                                $ 11,715   $ 11,948   $ 23,390   $ 22,997
                                                ========   ========   ========   ========
Capital expenditures:
  Services....................................  $  2,807   $  8,430   $  4,916   $ 23,004
  BSG Group...................................       487      5,042      1,096      8,379
  HIT.........................................       646        897      1,311      1,863
  Corporate...................................       352        705        369      1,295
                                                --------   --------   --------   --------
                                                $  4,292   $ 15,074   $  7,692   $ 34,541
                                                ========   ========   ========   ========

                                                                       AS OF
                                                              -----------------------
                                                              JUNE 30,   DECEMBER 31,
                                                                1997         1996
                                                              --------   ------------
Identifiable assets:
  Services..................................................  $553,676     $594,738
  BSG Group.................................................    40,520       51,972
  HIT.......................................................    97,179       84,298
  Corporate.................................................    74,162       84,616
                                                              --------     --------
                                                              $765,537     $815,624
                                                              ========     ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

7. RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1996

     As a result of a review initiated by senior management and the Audit Committee of the Board of Directors in March 1997 prior to completion of the audit process for the Company's 1996 fiscal year, information was developed that certain revenues and expenses may have been recorded incorrectly between certain quarters during 1996. At the conclusion of the review, the Company determined that there were certain accounting errors and irregularities and that its interim financial statements for each fiscal quarter of 1996 required restatement. These errors and irregularities consisted primarily of the following: (1) incorrect quarterly recording of revenues and the related costs and expenses for certain contracts; (2) incorrect quarterly recording of certain liabilities for employee bonuses and related expenses; (3) certain costs and expenses of certain acquired companies, which were later determined not to be properly recordable, were recognized by those companies in periods prior to their acquisitions, resulting in an overstatement of the Company's earnings subsequent to those acquisitions; and (4) incorrect depreciation of certain assets related to the Company's comprehensive reengineering and consolidation project.

     The Company has determined that all appropriate adjustments have been made to its interim financial statements. All adjustments were for inter-period transactions and had no effect on the Company's 1996 annual pro forma net loss.

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30, 1996                  JUNE 30, 1996
                                                 ---------------------------    ---------------------------
                                                 AS PREVIOUSLY                  AS PREVIOUSLY
                                                   REPORTED      AS RESTATED      REPORTED      AS RESTATED
                                                 -------------   -----------    -------------   -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue........................................    $175,193       $169,719        $338,820       $331,968
Salaries and wages.............................      92,663         95,222         183,228        186,952
Other Operating expenses.......................      38,799         39,889          78,153         79,224
Depreciation...................................       5,324          6,840          10,275         12,780
Amortization...................................       4,826          5,108           9,735         10,217
Income before income taxes.....................      13,776          3,141          35,369         21,229
Net income (loss)..............................       3,337         (3,097)         16,062          7,562
Pro forma net income (loss)....................       3,337         (3,097)         16,416          7,916
Pro forma net income (loss) per common share...    $   0.04       $  (0.04)       $   0.22       $   0.11

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

8. NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 provides for new accounting principles used in the calculation of earnings per share and shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. This pronouncement cannot be adopted early. The following table presents basic and diluted weighted average shares outstanding and a calculation of the pro forma net income (loss) per share using the guidelines of SFAS No. 128.

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                         -----------------------   ---------------------
                                                            1997         1996        1997        1996
                                                         ----------   ----------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Basic weighted average shares outstanding..............      72,443       71,167      72,339      70,795
                                                            =======      =======     =======     =======
Shares of common stock assumed issued upon exercise of
  stock options using the treasury stock method as it
  applies to the computation of diluted earnings per
  share................................................          --           --          --       3,991
                                                            -------      -------     -------     -------
Diluted weighted average shares outstanding............      72,443       71,167      72,339      74,786
                                                            =======      =======     =======     =======
Pro forma net income (loss) before extraordinary
  item.................................................     $  (248)     $(3,097)    $(2,087)    $ 7,916
Extraordinary income on sale of HRI....................      76,391           --      76,391          --
                                                            -------      -------     -------     -------
Pro forma net income (loss)............................     $76,143      $(3,097)    $74,304     $ 7,916
                                                            =======      =======     =======     =======
Basic earnings per share:
     Pro forma net income (loss) before extraordinary
       item............................................     $ (0.00)     $ (0.04)    $ (0.03)    $  0.11
     Extraordinary income on sale of HRI...............        1.05           --        1.06          --
                                                            -------      -------     -------     -------
     Pro forma net income (loss).......................     $  1.05      $ (0.04)    $  1.03     $  0.11
                                                            =======      =======     =======     =======
Diluted earnings per share:
     Pro forma net income (loss) before extraordinary
       item............................................     $ (0.00)     $ (0.04)    $ (0.03)    $  0.11
     Extraordinary income on sale of HRI...............        1.05           --        1.06          --
                                                            -------      -------     -------     -------
     Pro forma net income (loss).......................     $  1.05      $ (0.04)    $  1.03     $  0.11
                                                            =======      =======     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Medaphis Corporation, a corporation organized in 1985 under the laws of the State of Delaware ("Medaphis" or the "Company") provides business management services and information products primarily to healthcare providers. Medaphis' healthcare services are designed to assist its clients with the business management functions associated with the delivery of healthcare services, thereby permitting physicians and hospitals to focus on providing quality medical services to their patients. Medaphis' healthcare information systems include patient-centered clinical information management systems and enterprise-wide patient and employee scheduling systems. These systems are designed to improve efficiency and quality of care within hospitals and emerging integrated healthcare delivery systems. Medaphis currently provides business management systems and services to approximately 20,700 physicians and over 2,700 hospitals throughout the United States and systems integration and services in the United States and abroad.

     In February 1997, Medaphis announced the implementation of its 1997 fiscal year business plan which is focused on Medaphis' core business and comprised of the five following components: (1) exiting non-core businesses, such as Healthcare Recoveries, Inc. ("HRI"), which Medaphis completed on May 28, 1997 through an initial public offering of 100% of HRI's stock; (2) achieving improved predictability of results through enhanced management accountability and controls; (3) reducing costs and increasing efficiencies; (4) emphasizing customer service; and (5) implementing cross-selling initiatives.

     Medaphis' business is impacted by, among other things, trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some healthcare payors have willingly paid the prices established by providers while other healthcare payors, notably government agencies and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to healthcare payors willing to pay established prices have increased in order to recover the cost of services purchased by government agencies and others but not paid by them (i.e., "cost shifting"). The increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables and bad debt levels and higher business office costs. Healthcare providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. Notwithstanding providers' responses to these pressures, management believes that the revenue growth rate experienced by the Company's clients continues to be adversely affected by increased managed care and other industry factors impacting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and to become more costly. Management believes that these trends have and could continue to adversely affect the rate of the revenue growth and profit margins of the Company's operations.

RESULTS OF OPERATIONS

     The following table presents certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                     THREE MONTHS           SIX MONTHS
                                                    ENDED JUNE 30,        ENDED JUNE 30,
                                                  -------------------   -------------------
                                                  1997       1996       1997       1996
                                                  -----   -----------   -----   -----------
Revenue.........................................  100.0%     100.0%     100.0%     100.0%
Salaries and wages..............................   62.4       56.1       62.9       56.3
Other operating expenses........................   25.5       23.5       26.4       23.9
Depreciation....................................    4.8        4.0        4.7        3.8
Amortization....................................    3.2        3.0        3.2        3.1
Interest expense, net...........................    4.1        1.5        4.1        1.4
Restructuring and other charges.................    1.4       10.0        0.7        5.1
                                                  -----      -----      -----      -----
Income (loss) before income taxes and
  extraordinary item............................   (1.4)       1.9       (2.0)       6.4
Income tax (benefit) expense....................   (1.2)       3.7       (1.3)       4.1
                                                  -----      -----      -----      -----
Income (loss) before extraordinary item.........   (0.2)      (1.8)      (0.7)       2.3
Extraordinary income on sale of HRI, net of
  tax...........................................   51.6         --       25.9         --
                                                  -----      -----      -----      -----
Net income (loss)...............................   51.4       (1.8)      25.2        2.3
Pro forma adjustments...........................     --         --         --        0.1
                                                  -----      -----      -----      -----
Pro forma net income (loss).....................   51.4%      (1.8)%     25.2%       2.4%
                                                  =====      =====      =====      =====

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                        THREE MONTHS                  SIX MONTHS
                                       ENDED JUNE 30,               ENDED JUNE 30,
                                  -------------------------    -------------------------
                                    1997          1996           1997          1996
                                  --------    -------------    --------    -------------
                                                      (IN THOUSANDS)
Services........................  $105,618      $105,919       $209,701      $211,553
BSG Group.......................    21,888        35,376         45,698        76,639
HIT.............................    20,486        28,796         40,176        45,008
Corporate and eliminations......       (22)         (372)           (59)       (1,232)
                                  --------      --------       --------      --------
                                  $147,970      $169,719       $295,516      $331,968
                                  ========      ========       ========      ========

     Services' revenue for both the three- and six-month periods ended June 30, 1997 has remained at relatively the same level from the comparable periods in 1996 due to the industry conditions and revenue pressures on the operations described above. The 1997 Services amounts only include the results of HRI through May 28, 1997, the date of the divestiture, thus negatively impacting the 1997 revenue amount by $3.4 million.

     The 1996 client/server integration business (the "BSG Group") results include the results of the Company's wholly owned operating subsidiary, Imonics Corporation ("Imonics"), which was shut down at the end of 1996. Imonics generated $5.8 million and $22.3 million of revenue during the three- and six-month periods ended June 30, 1996, respectively. Excluding the Imonics revenue, the BSG Group's revenue decreased 26.0% and 15.9% for the three- and six-month periods ended June 30, 1997, as compared with the three- and six-month periods ended June 30, 1996, respectively. Over the past year, the BSG Group has experienced higher than normal attrition and turnover among its personnel. This attrition and turnover has hindered the BSG Group's ability to sell new client/server system integration services as well as its ability to provide their services in the most cost efficient manner.

     HIT's revenue decreased 28.9% and 10.7% for the three- and six-month periods ended June 30, 1997, as compared with the three- and six-month periods ended June 30, 1996, respectively. These decreases are primarily the result of Health Data Sciences, Inc. ("HDS") recording $14.5 million of license fees in the quarter ended June 30, 1996 from the sale of four large Ulticare licenses. The decreases in the license fees generated by HDS were partially offset by stronger sales of the Automation Atwork Companies' ("Atwork") information systems.

     Salaries and Wages. Salaries and wages increased to 62.4% of revenue in the second quarter of 1997 from 56.1% in the second quarter of 1996 and increased to 62.9% of revenue in the six-month period ended June 30, 1997 from 56.3% in the same period of 1996. The increases in salaries and wages, as a percentage of revenue, are primarily due to the decreases in the Company's revenue. The Company has not reduced its employment levels to coincide with the decrease in revenue growth because of a renewed emphasis on client service and expected growth in its technology divisions.

     Other Operating Expenses. Other operating expenses increased to 25.5% of revenue in the second quarter of 1997 compared to 23.5% in the second quarter of 1996 and increased to 26.4% for the six-month period ended June 30, 1997 from 23.9% in the same period of 1996. The increase in other operating expenses as a percentage of revenue for 1997, as compared with 1996, is due to the previously mentioned decreases in the Company's revenue. These increases are also attributable to professional fees the Company has incurred to assist with a variety of operational and organizational projects undertaken by current management. The Company anticipates it will continue to incur these professional fees for the remainder of 1997, but at decreasing levels. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, outside consulting services and office supplies.

     Depreciation. Depreciation expense was $7.1 million in the second quarter of 1997 as compared with $6.8 million in the second quarter of 1996 and $14.0 million in the six-month period ended June 30, 1997 as compared with $12.8 million in the same period of 1996. These increases reflect the Company's investment in property and equipment to support growth in its business.

     Amortization. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $4.7 million in the second quarter of 1997 as compared with $5.1 million in the second quarter of 1996 and $9.4 million in the six-month period ended June 30, 1997 as compared with $10.2 million in the same period of 1996. The decreases are primarily due to the 1996 abandonment of the Company's internally developed software associated with the Company's reengineering program and the write-offs associated with the shut down of Imonics, which combined totaled approximately $99 million.

     Interest. Net interest expense was $6.1 million in the second quarter of 1997 as compared with $2.6 million in the second quarter of 1996 and $12.2 million in the six-month period ended June 30, 1997 as compared with $4.7 million in the same period of 1996. The increases in interest expense were due to increased borrowing under the Company's credit facilities to fund the Company's reengineering program in 1996, which was subsequently abandoned, and its working capital needs in both 1996 and 1997, and increased interest rates. Management expects to receive approximately $11 million in annualized interest expense savings as a result of the pay down of the Second Amended Facility with the net proceeds from the sale of HRI. Management also anticipates that interest rate fluctuations and changes in the amount of borrowings under its Second Amended and Restated Loan Facility (the "Second Amended Facility") will impact future interest expense.

     Restructuring and Other Charges. Components of restructuring and other charges are as follows:

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  -------------------   -----------------
                                                   1997        1996      1997      1996
                                                  -------    --------   ------    -------
                                                              (IN THOUSANDS)
Restructuring charges...........................   $   --     $ 4,250   $   --    $ 6,349
Legal costs.....................................    2,000          --    2,000         --
Pooling charges.................................       --      12,364       --     10,207
Other...........................................       --         275       --        275
                                                   ------     -------   ------    -------
                                                   $2,000     $16,889   $2,000    $16,831
                                                   ======     =======   ======    =======

     Restructuring Charges. During the three and six months ended June 30, 1996, the Company incurred approximately $4.3 million and $6.3 million, respectively, of costs that were related to the Company's reengineering and consolidation project, which had not previously been accrued.

     Legal Costs. In June 1997, the Company recorded a charge of $2.0 million for administrative fees, costs and expenses it has incurred and plans to incur in connection with the federal inquiry of the billing procedures at the Company's wholly owned operating subsidiary, Gottlieb's Financial Services.

     Pooling Charges. In connection with the following mergers, the Company incurred transaction fees, costs and expenses. In accordance with the requirements of pooling-of-interests accounting, these costs have been reflected in the operating results for 1996.

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                   -------------------      -------------------
                                                    1997        1996         1997        1996
                                                   ------      -------      ------      -------
                                                                  (IN THOUSANDS)
Atwork...........................................  $   --      $    --      $   --      $  (408)
HRI..............................................      --           --          --         (765)
Consort Technologies, Inc........................      --           --          --         (526)
Medical Management Sciences, Inc.................      --           --          --         (658)
Intelligent Visual Computing, Inc................      --           --          --          200
Rapid Systems Solutions, Inc.....................      --          900          --          900
BSG Corporation..................................      --        6,214          --        6,214
HDS..............................................      --        5,250          --        5,250
                                                   ------      -------      ------      -------
                                                   $   --      $12,364      $   --      $10,207
                                                   ======      =======      ======      =======

     Income Taxes. Effective income tax rates for the periods presented vary from statutory rates primarily as a result of nondeductible expenses associated with merger transactions. 1996 pro forma adjustments for income taxes have been provided for companies, which had elected to be treated as "S" Corporations under the Internal Revenue Code of 1986, as amended, prior to merging with the Company.

     Extraordinary Item. On May 28, 1997, Medaphis sold HRI through an initial public offering of 100% of its stock, which generated net proceeds to the Company of approximately $115 million. Medaphis had acquired HRI on August 28, 1995 through a business combination accounted for as a pooling-of-interests.

LIQUIDITY AND CAPITAL RESOURCES

     On February 4, 1997, the Company entered into the Second Amended Facility, which replaced the Company's previous revolving credit agreement and increased the revolving line of credit from $250 million to $285 million. The Second Amended Facility matures on June 30, 1998 and may be extended or otherwise amended pursuant to the agreement. Borrowings under the Second Amended Facility are secured by substantially all of the Company's assets and are guaranteed by substantially all of the Company's subsidiaries. The Second Amended Facility effectively refinanced the loans outstanding under the Company's previous senior credit facility and can be used to finance working capital and other general corporate needs with restrictions on new acquisitions, certain litigation settlement payments, capital expenditures and the Company's ability to declare or pay cash dividends on its common stock. The Second Amended Facility provides for "base rate" loans that bear interest equal to prime plus 1% as long as certain financial covenants are met. The Second Amended Facility required mandatory loan commitment reductions to $200 million and $150 million on July 31, 1997 and January 31, 1998, respectively. In developing its 1997 business plan, the Company did not expect to generate sufficient cash flows from operations to meet the required debt reduction and, therefore, management had adopted a plan to divest HRI and it was seeking alternatives for the BSG Group. On May 28, 1997, the Company was successful in divesting HRI through an initial public offering of 100% of its stock. This sale generated approximately $115 million of net proceeds that were used to reduce the Company's borrowings under the Second Amended Facility and it also reduced the loan commitment under the Second Amended Facility to $170 million, which more than satisfied the required reduction for July 31,

1997. At June 30, 1997, the Company had $137 million in borrowings outstanding under the Second Amended Facility that bore interest at 9.5%.

     Since the Second Amended Facility matures on June 30, 1998, all amounts outstanding under the Second Amended Facility have been classified as current in the June 30, 1997 balance sheet. Excluding the borrowings under the Second Amended Facility, the Company had approximately $82 million of working capital, which included $4.0 million of cash at June 30, 1997. Also at June 30, 1997, the Company had approximately $33 million available under the Second Amended Facility, which management believes is adequate to fund its current operating cash requirements. The Company used $5.6 million of cash for operating activities during the six months ended June 30, 1997 as compared with $21.5 million during the six months ended June 30, 1996. The increase in the Company's operating cash flow resulted primarily from the collection of outstanding receivables and management's cash control initiatives.

     In connection with the Second Amended Facility, the Company issued the lenders warrants with vesting of 1% of Medaphis' voting common stock (the "Common Stock") on each of January 1, 1998 and April 1, 1998, provided that the Second Amended Facility has not been repaid and terminated prior to such vesting dates. The Company has not allocated any value to these warrants because the warrants only vest if amounts are outstanding or commitments are not terminated under the Second Amended Facility on December 31, 1997. Although the Company can give no assurance that it will be able to refinance or otherwise pay in full the amounts owed under the Second Amended Facility, it is the Company's present expectation to refinance the Second Amended Facility on or prior to December 31, 1997 in order to provide longer term liquidity on more customary market terms and conditions and to assure that these warrants will not vest. If the Company is unsuccessful in refinancing the Second Amended Facility, the Company will attempt to generate the cash needed to reduce the borrowings under the Second Amended Facility to zero by December 31, 1997 through the sale of one or more of its assets.

     If the Company is unable to obtain alternative debt financing or generate sufficient net proceeds through the sale of one of its assets by January 31, 1998 or to otherwise satisfy the commitment reduction required by January 31, 1998 through various management cash control initiatives, the Company's lenders can cause the borrowings under the Second Amended Facility to become immediately due and payable.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its then current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. A consolidated class action compliant was filed on November 22, 1996 and was amended on February 3, 1997. On August 14, 1997, the parties entered into a memorandum of understanding (the "Memorandum of Understanding") to settle this action on a class-wide basis for $20 million in cash (payable by the Company's insurance carriers), 3,355,556 shares of Medaphis Common Stock and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period. The Memorandum of Understanding also contains other material provisions as well as conditions including, but not limited to, consent of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, the Company's receiving assurances from its independent accountants that the proposed settlement will not jeopardize pooling-of-interests accounting treatment on previous acquisitions, the execution of mutually acceptable settlement papers and the approval of the settlement by the court.

     While the Company is presently unable to determine when, or if, the contingencies in the Memorandum of Understanding may be resolved and a charge recorded, management presently anticipates that the proposed Memorandum of Understanding should not have a material adverse effect on: (i) the Company's current efforts to refinance the Second Amended Facility; or (ii) the Company's operating cash flow or liquidity position, provided that any such charge, if and when recorded, does not then violate the covenants of the Second Amended Facility or any then applicable debt facility or such covenant violation, if any, or waived.

OTHER MATTERS

     As a result of a review initiated by senior management and the Audit Committee of the Board of Directors in March 1997 prior to completion of the audit process for the Company's 1996 fiscal year, information was developed that certain revenues and expenses may have been recorded incorrectly between certain quarters during 1996. At the conclusion of the review, the Company determined that there were certain accounting errors and irregularities and that its interim financial statements for each fiscal quarter of 1996 required restatement as set forth herein. These errors and irregularities consisted primarily of the following: (1) incorrect quarterly recording of revenues and the related costs and expenses for certain contracts;
(2) incorrect quarterly recording of certain liabilities for employee bonuses and related expenses; (3) certain costs and expenses of certain acquired companies, which were later determined not to be properly recordable, were recognized by those companies in periods prior to their acquisitions, resulting in an overstatement of the Company's earnings subsequent to those acquisitions; and (4) incorrect depreciation of certain assets related to the Company's comprehensive reengineering and consolidation project.

     The Company has determined that all appropriate adjustments have been made to its interim financial statements. All adjustments were for inter-period transactions and had no effect on the Company's 1996 annual pro forma net loss.

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30, 1996                 JUNE 30, 1996
                                                   ---------------------------   ---------------------------
                                                        AS                            AS
                                                    PREVIOUSLY         AS         PREVIOUSLY         AS
                                                     REPORTED       RESTATED       REPORTED       RESTATED
                                                   -------------   -----------   -------------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..........................................    $175,193       $169,719       $338,820       $331,968
Salaries and wages...............................      92,663         95,222        183,228        186,952
Other Operating expenses.........................      38,799         39,889         78,153         79,224
Depreciation.....................................       5,324          6,840         10,275         12,780
Amortization.....................................       4,826          5,108          9,735         10,217
Income before income taxes.......................      13,776          3,141         35,369         21,229
Net income (loss)................................       3,337         (3,097)        16,062          7,562
Pro forma net income (loss)......................       3,337         (3,097)        16,416          7,916
Pro forma net income (loss) per common share.....    $   0.04       $  (0.04)      $   0.22       $   0.11

                                    PART II:

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Although the precise scope of the investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon billing and collection practices in the Designated Offices. Although the Designated Offices represent approximately 2% of Medaphis' annual revenue, there can be no assurance that the investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the investigation will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995 and $2 million in the fourth quarter of 1996, solely for administrative fees, costs and expenses it anticipates incurring in connection with the investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the investigation. The charges are intended to cover only the anticipated expenses of the investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     Following the announcement of the investigation, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of Common Stock in April 1995, were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits allege violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of voting common stock (the "Common Stock") in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contains any claims based on the Securities Act of 1933, as amended (the "1933 Act"), and the Company's underwriters and outside directors are no longer named as defendants. The plaintiffs and the defendants have reached an agreement to settle this action on a class-wide basis for $4.75 million, subject to court approval (the "1995 Class Action Settlement"). The 1995 Class Action Settlement would also include the related putative class action lawsuit currently pending in the Superior Court of Cobb County, Georgia, described more fully below. The court conditionally has certified a class for settlement purposes and has scheduled a hearing for October 6, 1997 to determine whether to approve the settlement and enter final judgment dismissing the action with prejudice. The Company has reached agreement with one of its directors and officers' liability insurance carriers to fund $3.7 million of the 1995 Class Action Settlement. The Company accrued approximately $1.2 million in the quarter ending December 31, 1996 to fund the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto.

     On November 5, 1996, Medaphis, Randolph G. Brown, Michael R. Cote and James
S. Douglass were named as defendants in a putative shareholder class action lawsuit filed in Superior Court of Cobb County, State of Georgia. This lawsuit is brought on behalf of a putative class of purchasers of Medaphis Common Stock during the period from March 29, 1995 through June 15, 1995. Plaintiffs seek compensatory damages and costs. To date, defendants have not been served with this complaint. Pursuant to the consummation of the 1995 Class Action Settlement, the claims in this state action also will be settled. Pursuant to the settlement agreement, plaintiffs have filed a motion to dismiss this action without prejudice.

     As originally disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997, the Company learned in March 1997 that the government is investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS"). In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For the calendar year ended December 31, 1996, GFS represented approximately 7% of Medaphis' annual revenue. During that year, GFS processed approximately 5.6 million claims, approximately 2 million of which were made to government programs. The government has requested that GFS voluntarily produce records, and GFS is complying with that request. Although the precise scope and subject matter of the investigation are not known, Medaphis believes that the investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. There can be no assurance that the investigation will be resolved promptly or that the investigation will not have a material adverse effect upon Medaphis. Currently, the Company has recorded charges of $2 million in the second quarter of 1997, solely for administrative fees, costs and expenses in connection with the investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter.

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its then current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint (the "Consolidated Second Amended Complaint"). In general, the Consolidated Second Amended Complaint alleges violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The Consolidated Second Amended Complaint is brought on behalf of a class of persons who purchased or otherwise acquired Medaphis Common Stock between January 6, 1996 and October 21, 1996. The Consolidated Second Amended Complaint also asserts claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and Health Data Sciences Corporation ("HDS"). On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety. On May 27, 1997, the court denied defendants' motion to dismiss. Discovery currently is proceeding. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

     The parties have entered into a memorandum of understanding dated August 14, 1997 (the "Memorandum of Understanding") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (payable by the Company's insurance carriers), 3,355,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period. The Memorandum of Understanding also includes: (i) an obligation on the part of Medaphis to contribute up to 600,000 additional shares of Common Stock to the settlement under certain conditions if the aggregate value of the Medaphis Common Stock proposed to be issued in the settlement falls below $30.2 million during a specified time period; and (ii) certain anti-dilution rights to plaintiffs with respect to certain future issuances of shares of

Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle existing civil litigation and claims currently pending against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The Memorandum of Understanding also contains other customary terms and conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, the Company's receiving assurances from its independent accountants that the treatment of class members in connection with the proposed settlement will not jeopardize pooling-of-interests accounting treatment on previous acquisitions, the execution of mutually acceptable settlement papers and the approval of the settlement by the court. While the Company is presently unable to determine when, or if, the contingencies in the Memorandum of Understanding may be resolved and a charge recorded, management presently anticipates that the Memorandum of Understanding should not have a material adverse effect on: (i) the Company's current efforts to refinance the Second Amended Facility; or (ii) the Company's operating cash flow or liquidity position, provided that any such charge, if and when recorded, does not then violate the covenants of the Second Amended Facility or any then applicable debt facility or such covenant violations, if any, are waived.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation. The plaintiff seeks compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and certain of the defendants filed a motion to dismiss the amended complaint. All defendants have joined in a motion to dismiss the amended complaint.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. The demurrer was denied on February 5, 1997. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former officers of Medaphis. These newly added defendants have not yet responded to the amended complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the 1933 Act and new parties, including former officers of Medaphis. Defendants have not yet responded to the amended complaint.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint is brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis Common Stock. In general, the complaint alleges both common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleges breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage. The plaintiffs seek rescission of the merger agreement and the return of all MMS shares, as well as damages in excess of $100 million. Additionally, plaintiffs seek to void various noncompete covenants and contract provisions between Medaphis and plaintiffs. On June 6, 1997, defendants served their motion to dismiss on the plaintiffs. Discovery has been stayed pending resolution of the motion to dismiss.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits. The Company has entered into standstill and tolling agreements with these and certain other stockholders of recently acquired companies.

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that it was conducting a formal, non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ending September 30, 1996 and its restated consolidated financial statements for the three months and year ending December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company intends to cooperate fully with the Commission in its investigation.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company or that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company.

ITEM 2.  CHANGES IN SECURITIES.

     On June 17, 1997, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to authorize the Board of Directors to issue from time to time, without further stockholder action (unless required in a specific case by applicable Nasdaq National Market rules), 20 million shares of one or more series of preferred stock (the "Preferred Stock"), with such terms and for such consideration as the Board of Directors may determine.

     The flexibility to issue shares of one or more series of Preferred Stock, in general, may have the effect of discouraging an attempt to assume control of a Company by a present or future stockholder or of hindering an attempt to remove the Company's incumbent management. Stockholders of the Company do not have preemptive rights to subscribe for or purchase any shares of Preferred Stock that may be issued in the future. Upon issuance, outstanding Preferred Stock would rank senior to the Company's Common Stock and non-voting common stock (the "Non-voting Common Stock") with respect to dividends and liquidation rights. Depending on the voting rights applicable to each series of Preferred Stock, the issuance of shares of Preferred Stock could dilute the voting power of the holders of the Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on May 19, 1997. The following directors were elected at such meeting:

                 NOMINEE                    BOARD TERM     VOTES FOR    VOTES AGAINST   VOTES WITHHELD
                 -------                   -------------   ----------   -------------   --------------
Robert C. Bellas, Jr.....................  Through 1997    51,433,791        --           1,220,856
David R. Holbrooke, M.D..................  Through 1997    51,459,845        --           1,194,802
David E. McDowell........................  Through 1997    51,459,567        --           1,195,080
John C. Pope.............................  Through 1997    51,406,073        --           1,248,574
Dennis A. Pryor..........................  Through 1997    51,477,267        --           1,177,380

     No other matters were voted upon at the Annual Meeting of Stockholders on May 19, 1997; however, the meeting was adjourned until 10:00 a.m. on June 17, 1997, at which time the stockholders approved an amendment of the Company's Amended and Restated Certificate of Incorporation to provide that the aggregate number of shares of all classes of stock which the Company has authority to issue is 220,600,000, consisting of 200,000,000 shares of Common Stock, 600,000 shares of Non-voting Common Stock, and 20,000,000 shares of Preferred Stock, which Preferred Stock may be issued by the Board of Directors at any time with such rights, designations and preferences as the Board of Directors may determine. Votes cast were 38,838,042 for, 3,432,391 against and 243,064 withheld.

ITEM 5.  OTHER INFORMATION.

     On April 25, 1997, the Compensation Committee of the Board of Directors of the Company approved an adjustment of the exercise price for certain outstanding employee stock options, which have an exercise price of $5.50 and above. The revised exercise price of $5.375 was established by reference to the closing price of the Company's Common Stock on April 25, 1997. The outstanding options held by current executive officers of the Company were adjusted as part of such option restrike, but no adjustments were made to any options held by directors or former employees of the Company. In approving the adjustment, the Compensation Committee relied upon the views of its outside advisors with respect to the legal, accounting and compensation issues associated with the action and took into consideration, among other things, the following factors:
(i) the Company historically had paid salaries which were at or below market levels and had made up for lower salaries through stock option grants to employees; (ii) the Company historically had used stock options as its principal long-term incentive program; (iii) the highly skilled employees of the Company possessed marketable skills; and (iv) senior management of the Company believed that there was potential for increased attrition among its key employees and that adjustment of the exercise price of the outstanding options would significantly help to mitigate such risk.

     On May 19, 1997, in accordance with the Company's Amended and Restated By-laws, the Board of Directors took action to expand the size of the Board to six members and to fill the vacancy created thereby through the appointment of
C. Christopher Trower. Mr. Trower is a former partner of the Atlanta law firm, Sutherland, Asbill & Brennan. Mr. Trower has wide-ranging experience with both public and private companies in corporate, partnership, and tax matters, including acquisitions/divestitures, securities offerings, and tax planning and tax disputes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

 2.1     --  Merger Agreement, dated as of March 15, 1996, by and among
             Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on
             Form S-4, file No. 333-2506).
 2.2     --  Merger Agreement, dated as of March 12, 1996, by and among
             Registrant, Rapid Systems Solutions, Inc. and RipSub, Inc.
             (incorporated by reference to Exhibit 2.19 to Annual Report on Form 10-K for the year ended December 31, 1995, File No.
             000-19480).
 3.1     --  Amended and Restated Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3.1 of
             Registrant's Registration Statement on Form S-1, File No.
             33-42216).
 3.2     --  Certificate of Amendment of Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3 to the
             Registrant's Quarterly Report on Form 10-Q for the Quarterly
             Period Ended March 31, 1993).
 3.3     --  Certificate of Amendment of Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3.3 to the
             Registrant's Registration Statement on Form 8-A/A, filed on
             March 28, 1995).
 3.4     --  Certificate of Amendment of Amended and Restated Certificate
             of Incorporation of Registrant (incorporated by reference to
             Exhibit 4.4 to the Registration Statement on Form S-8, File
             No. 333-03213).
 3.5     --  Certificate of Amendment of Amended and Restated Certificate
             of Incorporation of Registrant.
 3.6     --  Amended and Restated By-Laws of Registrant.
10.1     --  Form of Medaphis Corporation Employee Stock Purchase Plan
             (incorporated by reference to Exhibit 10.19 of the Annual
             Report on Form 10-K for the year ended December 31, 1995,
             File No. 000-19480).
10.2     --  Fourth Modification of Amended and Restated Credit Agreement
             among the Registrant and the Lenders named therein, dated
             January 31, 1996 (incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K for the year ended
             December 31, 1995, File No. 000-19480).
10.3     --  Equipment Lease, dated January 31, 1996, by and between
             Nationsbanc Leasing Corporation of North Carolina and
             Registrant (incorporated by reference to Exhibit 10.61 of
             the Annual Report on Form 10-K for the year ended December
             31, 1995, File No. 000-19480).
10.4     --  Equipment Lease dated February 29, 1996, by and between
             Nationsbanc Leasing Corporation of North Carolina and
             Registrant (incorporated by reference to Exhibit 10.62 of
             the Annual Report on Form 10-K for the year ended December
             31, 1995, File No. 000-19480).
10.5     --  Medaphis Corporation Re-engineering, Consolidation and
             Business Improvement Cash Incentive Plan, dated February 21,
             1996 (incorporated by reference to Exhibit 10.1 to
             Registration Statement on Form S-4, File No. 333-2506).
10.6     --  Limited Partnership Agreement of Bertelsmann -- Imonics GMBH
             & Co. KG, dated March 13, 1996 (incorporated by reference to
             Exhibit 10.65 of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 000-19480).
10.7*    --  Agreement for Collection Services between AssetCare, Inc.
             and Galen Health Care, Inc., dated March 28, 1996.
10.8*    --  Amendment No. 1 to the Master Equipment Lease Agreement
             Intended for Security with Nationsbanc Leasing Corporation of North Carolina, dated March 29, 1996.
11       --  Statement regarding Computation of Earnings Per Share.
27       --  Financial Data Schedule (for SEC use only)
99.1     --  Safe Harbor Compliance Statement for Forward-Looking
             Statements

---------------

* Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

     (b) Reports on Form 8-K.

     The Company has filed the following reports on Form 8-K or 8-K/A during the quarter ended June 30, 1997:

                                                  FINANCIAL
                                                  STATEMENTS
ITEM REPORTED                                       FILED        DATE OF REPORT      FILING DATE
-------------                                     ----------     --------------      -----------
Amendment of 1996 Year end press release, second
  amended and restated loan agreement...........   Yes(1)      December 31, 1996    April 28, 1997
Press release of SEC effectiveness on IPO of
  Healthcare Recoveries, Inc....................     No           May 21, 1997       May 22, 1997

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

                                          MEDAPHIS CORPORATION

                                          By:     /s/ JEROME H. BAGLIEN
                                            ------------------------------------
                                                     Jerome H. Baglien
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                     Assistant Secretary

Date: August 14, 1997

                               INDEX TO EXHIBITS

EXHIBIT
-------
  2.1      --  Merger Agreement, dated as of March 15, 1996, by and among
               Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on
               Form S-4, file No. 333-2506)................................
  2.2      --  Merger Agreement, dated as of March 12, 1996, by and among
               Registrant, Rapid Systems Solutions, Inc. and RipSub, Inc.
               (incorporated by reference to Exhibit 2.19 to Annual Report on Form 10-K for the year ended December 31, 1995, File No.
               000-19480)
  3.1      --  Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 of
               Registrant's Registration Statement on Form S-1, File No.
               33-42216)...................................................
  3.2      --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 of
               Registrant's Quarterly Report on Form 10-Q for the Quarterly
               Period Ended March 31, 1993)................................
  3.3      --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to the
               Registrant's Registration Statement on Form 8-A/A, filed on
               March 28, 1995).............................................
  3.4      --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to the Registration Statement on Form S-8, File
               No. 333-03213)..............................................
  3.5      --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant..............................
  3.6      --  Amended and Restated By-Laws of Registrant..................
 10.1      --  Form of Medaphis Corporation Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.19 of the Annual
               Report on Form 10-K for the year ended December 31, 1995,
               File No. 000-19480).........................................
 10.2      --  Fourth Modification of Amended and Restated Credit Agreement
               among the Registrant and the Lenders named therein, dated
               January 31, 1996 (incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K for the year ended
               December 31, 1995, File No. 000-19480)......................
 10.3      --  Equipment Lease, dated January 31, 1996, by and between
               Nationsbanc Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.61 of
               the Annual Report on Form 10-K for the year ended December
               31, 1995, File No. 000-19480)...............................
 10.4      --  Equipment Lease dated February 29, 1996, by and between
               Nationsbanc Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.62 of
               the Annual Report on Form 10-K for the year ended December
               31, 1995, File No. 000-19480)...............................
 10.5      --  Medaphis Corporation Re-engineering, Consolidation and
               Business Improvement Cash Incentive Plan, dated February 21,
               1996 (incorporated by reference to Exhibit 10.1 to
               Registration Statement on Form S-4, File No. 333-2506)......
 10.6      --  Limited Partnership Agreement of Bertelsmann -- Imonics GMBH
               & Co. KG, dated March 13, 1996(incorporated by reference to
               Exhibit 10.65 of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 000-19480)................
 10.7*     --  Agreement for Collection Services between AssetCare, Inc.
               and Galen Health Care, Inc., dated March 28, 1996...........
 10.8*     --  Amendment No. 1 to the Master Equipment Lease Agreement
               Intended for Security with Nationsbanc Leasing Corporation of North Carolina, dated March 29, 1996.....................
 11        --  Statement regarding Computation of Earnings Per Share.......
 27        --  Financial Data Schedule (for SEC use only)..................
 99.1      --  Safe Harbor Compliance Statement for Forward-Looking
               Statements..................................................

---------------

* Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.