Form 10-Q
period 1997-09-30
MEDAPHIS CORP
filed 1997-11-19
CIK 878556

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              SHARES OUTSTANDING
TITLE OF CLASS                                                AT NOVEMBER 7, 1997
--------------                                                -------------------
Common Stock $0.01 Par Value................................   73,208,235 Shares
Non-voting Common Stock $0.01 Par Value.....................            0 Shares

================================================================================

                              MEDAPHIS CORPORATION

                                   FORM 10-Q
                               SEPTEMBER 30, 1997

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
  Consolidated Statements of Operations for the three and
     nine months ended September 30, 1997 and 1996, as
     restated...............................................     3
  Consolidated Balance Sheets as of September 30, 1997 and
     December 31, 1996, as restated.........................     4
  Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1997 and 1996, as restated.........     5
  Notes to Consolidated Financial Statements................     6
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    18
PART II:  OTHER INFORMATION
  Legal Proceedings.........................................    25
  Exhibits and Reports on Form 8-K..........................    29
  Index to Exhibits.........................................    29

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

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                             ------------------------------   ------------------------------
                                             SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                 1997             1996            1997             1996
                                             -------------   --------------   -------------   --------------
                                                             (AS RESTATED)                    (AS RESTATED)
Revenue....................................    $124,649         $132,121        $423,162         $455,138
Salaries and wages.........................      95,544          106,473         281,508          293,425
Other operating expenses...................      37,818           39,370         115,841          118,594
Depreciation...............................       7,505            7,201          21,540           19,981
Amortization...............................       4,374            4,809          13,729           15,026
Interest expense, net......................       7,246            3,284          19,417            8,019
Litigation settlement......................      52,500               --          52,500               --
Restructuring and other charges............      13,837           24,350          16,661           41,181
                                               --------         --------        --------         --------
          Total expenses...................     218,824          185,487         521,196          496,226
Loss before income taxes and extraordinary
  item.....................................     (94,175)         (53,366)        (98,034)         (41,088)
Income tax benefit.........................     (14,191)         (20,767)        (16,176)         (10,443)
                                               --------         --------        --------         --------
Loss before extraordinary item.............     (79,984)         (32,599)        (81,858)         (30,645)
Extraordinary income on sale of HRI, net of
  tax......................................          --               --          76,391               --
                                               --------         --------        --------         --------
          Net loss.........................     (79,984)         (32,599)         (5,467)         (30,645)
Pro forma income tax adjustments...........          --              625              --              979
                                               --------         --------        --------         --------
          Pro forma net loss...............    $(79,984)        $(31,974)       $ (5,467)        $(29,666)
                                               ========         ========        ========         ========
Pro forma net loss per common share:
  Pro forma net loss before extraordinary
     item..................................    $  (1.10)        $  (0.45)       $  (1.13)        $  (0.42)
  Extraordinary income on sale of HRI......          --               --            1.05               --
                                               --------         --------        --------         --------
  Pro forma net loss.......................    $  (1.10)        $  (0.45)       $  (0.08)        $  (0.42)
                                               ========         ========        ========         ========
Weighted average shares outstanding........      72,942           71,665          72,542           71,123
                                               ========         ========        ========         ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   -------------
                                                                              (AS RESTATED)
                                          ASSETS
Current Assets:
  Cash......................................................    $   6,710       $   7,631
  Restricted cash...........................................        4,884          19,568
  Accounts receivable, billed...............................      103,800          99,823
  Accounts receivable, unbilled.............................       73,352          79,911
  Deferred tax asset........................................           --          36,177
  Other.....................................................       10,936          12,129
                                                                ---------       ---------
          Total current assets..............................      199,682         255,239
Property and equipment......................................       80,756          97,850
Deferred tax asset..........................................       75,599          50,211
Intangible assets...........................................      374,453         389,033
Other.......................................................        4,972           1,570
                                                                ---------       ---------
                                                                $ 735,462       $ 793,903
                                                                =========       =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  16,019       $  11,765
  Accrued compensation......................................       36,377          30,332
  Accrued expenses..........................................       73,994         100,675
  Current portion of long-term debt.........................      160,589          55,975
  Deferred tax liability....................................        9,312              --
                                                                ---------       ---------
          Total current liabilities.........................      296,291         198,747
Long-term debt..............................................        6,595         215,752
Accrued litigation settlement...............................       52,500              --
Other obligations...........................................       11,737          13,830
                                                                ---------       ---------
          Total liabilities.................................      367,123         428,329
                                                                ---------       ---------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized in 1997;
     none issued............................................           --              --
  Common stock, voting, $0.01 par value, 200,000 authorized
     in 1997 and 1996; issued and outstanding 73,143 in 1997
     and 71,705 in 1996.....................................          731             717
  Common stock, non-voting, $0.01 par value, 600 authorized
     in 1997 and 1996; none issued..........................           --              --
  Paid-in capital...........................................      530,661         522,491
  Accumulated deficit.......................................     (163,053)       (157,465)
                                                                ---------       ---------
                                                                  368,339         365,743
  Less treasury stock, at cost -- 16 shares in 1996.........           --             169
                                                                ---------       ---------
          Total stockholders' equity........................      368,339         365,574
                                                                ---------       ---------
                                                                $ 735,462       $ 793,903
                                                                =========       =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                1997          1996
                                                              ---------   -------------
                                                                          (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $  (5,467)    $(30,645)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................     35,269       35,007
     Gain on sale of HRI....................................    (76,391)          --
     Impairment loss of property and equipment..............      8,661       10,713
     Deferred income taxes..................................    (15,309)     (10,442)
     Changes in assets and liabilities, excluding effects of
      acquisitions and divestitures:
       Decrease in restricted cash..........................        799        1,030
       Increase in accounts receivable, billed..............     (6,217)     (11,570)
       Decrease (increase) in accounts receivable,
        unbilled............................................      7,829       (6,756)
       Increase (decrease) in accounts payable..............      5,015      (13,177)
       Increase in accrued compensation.....................      8,193        6,784
       (Decrease) increase in accrued expenses..............    (15,243)       6,226
       Increase in accrued litigation settlement............     52,500           --
       Other, net...........................................     (4,456)       5,303
                                                              ---------     --------
          Net cash used for operating activities............     (4,817)      (7,527)
                                                              ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................     (5,897)     (13,569)
  Purchases of property and equipment.......................    (15,198)     (44,801)
  Proceeds from sale of HRI, net............................    126,375           --
  Proceeds from sale of property and equipment..............      3,644           19
  Software development costs................................     (4,452)     (33,937)
                                                              ---------     --------
          Net cash provided by (used for) investing
            activities......................................    104,472      (92,288)
                                                              ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options...............      6,808        6,853
  Proceeds from borrowings..................................     98,992      110,615
  Principal payments of long-term debt......................   (203,368)     (33,429)
  Other.....................................................     (3,008)       3,813
                                                              ---------     --------
          Net cash (used for) provided by financing
            activities......................................   (100,576)      87,852
                                                              ---------     --------
CASH:
  Net change................................................       (921)     (11,963)
  Balance at beginning of period............................      7,631       18,979
                                                              ---------     --------
  Balance at end of period..................................  $   6,710     $  7,016
                                                              =========     ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
     Interest...............................................  $  12,503     $ 10,921
     Income taxes...........................................     10,347        6,797
  Non-cash investing and financing activities:
     Liabilities assumed in acquisitions....................         --        2,737
     Additions to capital lease obligations.................         --       14,043
     Common stock issued upon conversion of subordinated
      debentures............................................         --       63,375
     Issuance of stock warrants.............................      4,969           --

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

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

     The Company's consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that may be necessary should the Company, contrary to plans and expectations, be unable to continue as a going concern.

2.  LONG-TERM DEBT

     On February 4, 1997, the Company entered into the Second Amended Facility, which replaced the Company's previous revolving credit agreement, increased the revolving line of credit from $250 million to $285 million and had a maturity date of June 30, 1998. The Second Amended Facility also required mandatory loan commitment reductions to $200 million and $150 million on July 31, 1997 and January 31, 1998, respectively. In developing its 1997 business plan, the Company did not expect to generate sufficient cash flow from operations to meet the required debt reduction and, therefore, management had adopted a plan to divest HRI. On May 28, 1997, the Company was successful in divesting HRI through an initial public offering of 100% of its stock. This sale generated approximately $117 million of net proceeds that were used to reduce the Company's borrowings under the Second Amended Facility and it also reduced the loan commitment under the Second Amended Facility to $168 million, which more than satisfied the required reduction for July 31, 1997.

     On September 18, 1997, the Company entered into a letter agreement with the requisite lenders under the Second Amended Facility which, among other things
(i) waived the Company's compliance with the remaining financial covenants and
(ii) required the Company to repay all loans and terminate all the lenders'

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
commitments by November 30, 1997. On October 24, 1997, the Company entered into a letter agreement with the requisite lenders under the Second Amended Facility which, among other things, waived any defaults or events of default which might otherwise result in the event of certain restatements of the Company's financial statements and extended the mandatory repayment and termination date to January 31, 1998.

     On November 19, 1997, the Company entered into the First Modification of the Second Amended Facility ("The First Modification"), which among other things: (i) waived any defaults or events of default which might otherwise result from the restatement of the Company's financial statements as reported in this Form 10-Q; (ii) eliminated the step-down in loan commitments to $150 million scheduled to occur on January 31, 1998; and (iii) reinstated the maturity of the Second Amended Facility to June 30, 1998. The First Modification, which is filed as Exhibit 10.9 to this Form 10-Q and incorporated herein by reference, also establishes certain financial covenants for the fiscal year 1997 and for monthly and quarterly periods in fiscal year 1998.

     Since the Second Amended Facility matures on June 30, 1998, all amounts outstanding under the Second Amended Facility have been classified as current in the accompanying September 30, 1997 balance sheet. Borrowings under the Second Amended Facility are secured by substantially all of the Company's assets and are guaranteed by substantially all of the Company's subsidiaries. The Second Amended Facility effectively refinanced the loans outstanding under the Company's previous senior credit facility and can be used to finance working capital and other general corporate needs with restrictions on new acquisitions, certain litigation settlement payments, capital expenditures and the Company's ability to declare or pay cash dividends on its voting common stock ("Common Stock"). The Second Amended Facility provides for "base rate" loans that bear interest equal to prime plus 1% as long as certain financial covenants are met. At September 30, 1997, the Company had $147.9 million in borrowings outstanding under the Second Amended Facility that bore interest at 9.5%.

     In connection with the Second Amended Facility, the Company issued the lenders warrants with vesting of 1% of the Company's Common Stock on each of January 1, 1998 and April 1, 1998, provided that the Second Amended Facility has not been repaid and terminated prior to such vesting dates. Prior to July 1, 1997, the Company had not ascribed any value to these warrants because the warrants vest only if amounts are outstanding or commitments are not terminated under the Second Amended Facility on December 31, 1997. Management continues to believe the Company may generate sufficient cash flows from the refinancing of the Second Amended Facility or from asset sales to repay all borrowings under and terminate the Second Amended Facility by December 31, 1997. However, due to the uncertainty of completing a refinancing of the Second Amended Facility prior to such time, the Company ascribed a value of $4,969,000 to the warrants vesting on January 1, 1998 and amortized $2,338,000 to interest expense as of September 30, 1997.

3.  LEGAL MATTERS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22, 1997, with which it is complying. The subpoena requires, among other things, records of any audit or investigative reports relating to the billing of payors globally from radiological services during the period January 1, 1991 to date and any refunds owed to or issued

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices. Although the precise scope of the investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon billing and collection practices in the Designated Offices. No charges or claims by the government have been made. Although the Company continues to believe that the principal focus of the investigation remains on the billing and collection practices in the Designated Offices, there can be no assurance that the investigation will not expand to other offices, that the investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the investigation will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995, $2 million in the fourth quarter of 1996 and a credit of $2.8 million in the third quarter of 1997, solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the investigation. The charges are intended to cover only the anticipated expenses of the investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     MPSC has become aware of apparently inadvertent computer software errors affecting some of its electronic billing to carriers in the State of California. The error relates to global billing (i.e., billing for the professional and technical components of a service) for certain radiological services under circumstances where the radiologist is only entitled to bill for the professional component of such services. The Company believes such inadvertent errors may have caused overpayments on certain claims submitted on behalf of clients in the State of California. The full extent of overpayments by carriers and beneficiaries has not been determined, but as notifications to the affected clients and carriers occur, and refunds or offsets are sought, the Company may be required to return to clients its portion of fees previously collected, and may receive claims for alleged damages as a result of the error.

     Following the announcement of the investigation by the United States Attorney's Office for the Central District of California, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of Common Stock in April 1995, were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits alleged violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of Common Stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint, which argued that the Consolidated Complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contained any claims based on the Securities Act of 1933, as amended (the "1933 Act"), and the Company's underwriters and outside directors were no longer named as defendants. On June 26, 1996, the court denied plaintiffs' motion to certify plaintiffs' class. The plaintiffs and the defendants agreed to settle this action on a class-wide basis for $4.75 million, subject to court approval (the "1995 Class Action Settlement"). The 1995 Class Action Settlement included the related putative class action lawsuit currently pending in the Superior Court of Cobb County, Georgia, described more fully below. On October 29, 1997 the court certified a class for settlement purposes, approved the settlement and entered final judgment dismissing the action with prejudice. One of Medaphis' directors and officers' liability insurance carriers has paid $3.7 million of the 1995 Class Action Settlement. The Company accrued approximately $1.2 million in the quarter ended December 31, 1996 for the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto. On November 6, 1997, the Company paid the remaining $1.05 million balance of the settlement.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     On November 5, 1996, Medaphis, Randolph G. Brown, a former officer and director, and Michael R. Cote and James S. Douglass, former officers, were named as defendants in a putative shareholder class action lawsuit filed in Superior Court of Cobb County, State of Georgia. This lawsuit was brought on behalf of a putative class of purchasers of Medaphis Common Stock during the period from March 29, 1995 through June 15, 1995. Plaintiffs sought compensatory damages and costs. Pursuant to the 1995 Class Action Settlement, the claims in this state action were settled and were dismissed without prejudice.

     As originally disclosed in its Form 10-K, the Company learned in March 1997 that the government is investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS"). In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For the year ended December 31, 1996, GFS represented approximately 7% of Medaphis' revenue. During that year, GFS processed approximately 5.6 million claims, approximately 2 million of which were made to government programs. The government has requested that GFS voluntarily produce records, and GFS is complying with that request. Although the precise scope and subject matter of the investigation are not known to the Company, Medaphis believes that the investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. There can be no assurance that the investigation will be resolved promptly or that the investigation will not have a material adverse effect upon Medaphis. No charges or claims by the government have been made. Currently, the Company has recorded charges of $2 million and $1 million in the second and third quarters of 1997, respectively, solely for legal and administrative fees, costs and expenses in connection with the investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter.

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its then current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint (the "Consolidated Second Amended Complaint"). In general, the Consolidated Second Amended Complaint alleges violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The Consolidated Second Amended Complaint is brought on behalf of a class of persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The Consolidated Second Amended Complaint also asserts claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and Health Data Sciences Corporation ("HDS"). The Consolidated Second Amended Complaint seeks compensatory and rescissory damages, as well as fees, interest and other costs. On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety. On May 27, 1997, the court denied defendants' motion to dismiss. Discovery currently is proceeding. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     The parties have entered into a memorandum of understanding dated August 14, 1997 (the "Memorandum of Understanding") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (to be paid by the Company's directors' and officers' liability insurance carriers), 3,355,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period. The Memorandum of Understanding also includes: (i) an obligation on the part of Medaphis to contribute up to 600,000 additional shares of Common Stock to the settlement under certain conditions if the aggregate value of the Medaphis Common Stock proposed to be issued in the settlement falls below $30.2 million during a specified time period; and (ii) certain anti-dilution rights in favor of plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle existing civil litigation and claims currently pending or asserted against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The aggregate value of the Medaphis Common Stock during the specified time period is now known, and, as a result, all of the additional 600,000 shares of Medaphis Common Stock will be included in the settlement. The Memorandum of Understanding also contains other conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, the Company's receiving assurances from its independent accountants that the proposed settlement will not adversely affect pooling-of-interests accounting treatment on previous acquisitions (which assurances have been received by the Company), the execution of mutually acceptable settlement papers and the approval of the settlement by the court. The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 for this settlement. Such amount has been reflected as a non-current liability as the Company does not anticipate satisfying the obligation within the next twelve months due to the anticipated time required to receive the requisite approvals.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation. The plaintiff seeks compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants, additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and all other defendants filed a motion to dismiss the amended complaint.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. On February 5, 1997 the Court overruled defendants demurrer. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former and current officers of Medaphis. All of the newly added defendants have responded to the amended complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs seek compensatory and punitive damages, as well as fees, interest and other costs. On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the 1933 Act and common law and new parties, including former officers of Medaphis, Medaphis' former outside auditors and BSG. On or about October 29, 1997 all defendants filed motions to dismiss the amended complaint.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG. On December 31, 1996, Medaphis entered into a standstill and tolling agreement with Mr. Noorda, Mr. Papermaster and other former BSG shareholders, which, as extended, runs through September 30, 1998.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint is brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis Common Stock. In general, the complaint alleges both common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleges breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage. The plaintiffs seek rescission of the merger agreement and the return of all MMS shares, as well as damages in excess of $100 million. Additionally, plaintiffs seek to void various non-compete covenants and contract provisions between Medaphis and plaintiffs. Defendants have filed a motion to dismiss the complaint. Discovery has been stayed pending resolution of the motion to dismiss.

     On August 12, 1997, George W. Stickel filed a putative class action complaint against Medaphis, Randolph W. Brown, Michael R. Cote and James S. Douglass in the United States District Court for the Northern District of Georgia. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint also asserts claims under the 1933 Act on behalf of a sub-class consisting of all persons and entities who, in connection with the merger of the Company and HDS, acquired options to purchase shares of Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint seeks rescission, rescissory and compensatory damages, and interest, fees and other costs. Defendants have not yet responded to the complaint.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits. The Company has entered into standstill and tolling agreements with these and certain other stockholders of recently acquired companies.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that it was conducting a formal, non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ending September 30, 1996 and its restated consolidated financial statements for the three months and year ending December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996, and June 30, 1996. In addition, the Company believes that the Commission is investigating the Company's restatement of its interim financial statements for each quarter of 1996. The Company intends to cooperate fully with the Commission in its investigation.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company.

4.  RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------------   -----------------
                                                      1997       1996      1997      1996
                                                    --------   --------   -------   -------
                                                                (IN THOUSANDS)
Restructuring charges.............................   $ 5,465    $ 2,317   $ 5,465   $ 8,666
Software abandonment..............................        --      6,862        --     6,862
Property and equipment impairment.................     6,959      6,394     6,959     6,394
Legal costs.......................................       600      5,000     2,600     5,000
Pooling charges...................................       (46)    (1,200)      (46)    9,007
Severance costs...................................       859      1,727     1,683     1,727
Other.............................................        --      3,250        --     3,525
                                                     -------    -------   -------   -------
                                                     $13,837    $24,350   $16,661   $41,181
                                                     =======    =======   =======   =======

     Restructuring Charges. In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). There were two components of the Reengineering Project: (1) workflow, process and operational improvements along with new technology development, and (2) office consolidation within its wholly owned operating subsidiary, Medaphis Physician Services Corporation ("MPSC") (the "MPSC Restructuring Plan"). The Company had recorded a restructuring reserve for the exit costs associated with the MPSC Restructuring Plan in 1995. In August 1996, the Company revised the MPSC Restructuring Plan and reduced the reserves established in 1995 by $1.8 million. During the first half of 1996, the Company incurred $5.2 million of costs that were related to the Reengineering Project, which had not previously been reserved. In September 1997, the Company reevaluated the adequacy of the reserves established for the MPSC Restructuring Plan and recorded an additional charge of $1.7 million.

     During the third quarter of 1996, the Company adopted a plan to consolidate its system integration businesses, BSG Corporation ("BSG"), Rapid Systems Solutions, Inc. ("Rapid Systems") and Imonics Corporation ("Imonics")(the "BSG Group Restructuring"). In connection with the BSG Group Restructuring, Medaphis recorded charges of $1.3 million for the costs associated with the termination of certain leases

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
and $2.8 million for severance costs for the Imonics employees who had been notified of their termination. Medaphis had previously recorded an additional $1.2 million of severance costs for Imonics employees in the second quarter of 1996.

     In August 1997, the Company adopted a plan to combine the operations of its technology companies, the BSG and HIT Groups, into Per-Se Technologies (the "Per-Se Restructuring"). In connection with the Per-Se Restructuring, the Company recorded charges of $2.7 million for the costs associated with the termination of certain leases and $1.1 million for severance costs related to the employees who had been notified of their termination by September 30, 1997.

     The type and amount of restructuring reserves established and paid in the nine months ended September 30, 1997 are described below:

                                            RESERVE                      PAID           RESERVE
                                            BALANCE                     THROUGH         BALANCE
                                          DECEMBER 31,    RESERVE    SEPTEMBER 30,   SEPTEMBER 30,
                                              1996       ADDITIONS       1997            1997
                                          ------------   ---------   -------------   -------------
                                                               (IN THOUSANDS)
Lease termination costs.................    $ 7,514       $4,395        $(3,249)        $ 8,660
Severance...............................      2,748        1,070         (2,369)          1,449
Other...................................      1,222                      (1,166)             56
                                            -------       ------        -------         -------
                                            $11,484       $5,465        $(6,784)        $10,165
                                            =======       ======        =======         =======

     Software Abandonment. In connection with the BSG Group Restructuring, the Company abandoned certain of the Imonics software development projects and, during the period ended September 30, 1996, recorded a charge for the write-off of $6.9 million of capitalized software development costs related to these projects.

     Property and Equipment Impairment. In connection with the BSG Group Restructuring and the revised MPSC Restructuring Plan, the Company assessed the recoverability of its long-lived assets and recorded impairment losses of $6.4 million in the three month period ended September 30, 1996.

     In connection with the Per-Se Restructuring and the Company's assessment of the recoverability of certain of its long-lived assets, the Company recorded a charge of $7.0 million for impairment losses during the quarter ended September 30, 1997.

     Legal Costs. The Company recorded charges of $5.0 million and $3.0 million in September 1996 and 1997, respectively, for the legal and administrative fees, costs and expenses it anticipated incurring in connection with the various 1996 lawsuits and shareholder demands filed against the Company and certain of its former officers, one of whom was also a director.

     In June 1997 and September 1997, the Company recorded charges of $2.0 million and $1.0 million, respectively, for the legal and administrative fees, costs and expenses it has incurred and plans to incur in connection with the federal inquiry of the billing procedures at GFS.

     In September 1997, the Company also evaluated the adequacy of the reserves established for the federal investigation in California and the turnaround plan adopted in December 1996 and reduced these reserves by $3.4 million.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     Pooling Charges. In 1995 and 1996, Medaphis acquired eight companies in merger transactions accounted for under the pooling of interests method of accounting. In connection therewith, the Company incurred transaction fees, costs and expenses, which have been reflected in Medaphis' operating results and are set forth below as (income)/expense:

                                                               THREE MONTHS      NINE MONTHS
                                                                   ENDED            ENDED
                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                              ---------------   --------------
                                                              1997     1996     1997     1996
                                                              -----   -------   -----   ------
                                                                       (IN THOUSANDS)
Automation Atwork Companies.................................  $  --   $   (22)  $  --   $ (430)
HRI.........................................................     --       (13)     --     (778)
Consort Technologies, Inc...................................     --        (3)     --     (529)
MMS.........................................................     --      (187)     --     (845)
Intelligent Visual Computing, Inc. ("IVC")..................     --       (31)     --      169
Rapid Systems...............................................    (15)     (236)    (15)     664
BSG.........................................................    (14)     (321)    (14)   5,893
HDS.........................................................    (17)     (387)    (17)   4,863
                                                              -----   -------   -----   ------
                                                              $ (46)  $(1,200)  $ (46)  $9,007
                                                              =====   =======   =====   ======

     Severance Costs. In accordance with its involuntary severance benefit plan, the Company recorded a charge of $0.9 million in September 1996 to reflect the expense for employees' rights to involuntary severance benefits that have accumulated to date.

     The Company also recorded charges of $0.8 million and $0.9 million in the third quarter of 1996 and 1997, respectively, for compensation costs associated with members of the former executive management team. The Company recorded $0.8 million of compensation costs associated with former executive management in the second quarter of 1997.

     Other Costs. During the third quarter of 1996, the Company canceled an initiative to develop an on-line practice management system. The Company recorded a charge of approximately $2.0 million relating to the write-off of the deferred costs associated with this project. The Company also accrued $1.3 million for certain liabilities associated with the Company's billing and accounts receivable management services operations.

5.  INCOME TAXES

     In 1996, Medaphis acquired IVC, Rapid Systems and BSG in merger transactions, which were accounted for as "poolings-of-interests". Prior to such mergers, IVC, Rapid Systems and a company acquired by BSG prior to the BSG merger had elected "S" corporation status for income tax purposes. As a result of such mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net loss and pro forma net loss per common share are presented as if the entities had been "C" corporations during the nine months ended September 30, 1996.

     Effective income tax rates for the periods presented vary from statutory rates primarily as a result of nondeductible expenses associated with the proposed settlement of litigation and merger transactions.

6. RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996

     During the third quarter of 1997, in connection with a refinancing effort, management evaluated certain revenue recognition practices at HDS, which was acquired in a merger transaction in June 1996 and accounted for as a "pooling of interests." These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As a result of this evaluation, management has determined that the revenue was

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
improperly recognized and, accordingly, has restated the Company's financial statements for the period ended September 30, 1996 and will be restating the Company's financial statements for all of the other periods indicated. The effect of such restatements on the Company's net income (loss) for the years ended December 31, 1994, 1995, and 1996 was $(5.9) million, $(1.1) million and $(7.3) million, respectively. The cumulative reduction in assets caused by the restatements was $20.5 million.

     Because Deloitte & Touche has advised the Company that it intends to withdraw its opinions in respect of the Company's 1994, 1995 and 1996 fiscal years, Price Waterhouse has been engaged to re-audit the Company's financial statements for its 1995 and 1996 fiscal years. The Company intends to file restated 10K's with respect to such years promptly after the completion of such re-audit. Although the Company has determined that it will also restate the financial statements for its 1994 fiscal year, it has not yet determined whether it will cause such financial statements to be re-audited. The Company will also promptly file such 10-QA's as are required as a result of the restatement.

     In March 1997, as a result of a review initiated by senior management and the Audit Committee of the Board of Directors prior to completion of the audit process for the Company's 1996 fiscal year, information was developed that certain revenues and expenses may have been recorded incorrectly between certain quarters during 1996. At the conclusion of the review, the Company determined that there were certain accounting errors and irregularities and that its interim financial statements for each fiscal quarter of 1996 required restatement as set forth herein. These errors and irregularities consisted primarily of the following: (i) incorrect quarterly recording of revenues and the related costs and expenses for certain contracts; (ii) incorrect quarterly recording of certain liabilities for employee bonuses and related expenses;
(iii) certain costs and expenses of certain acquired companies, which were later determined not to be properly recordable, were recognized by those companies in periods prior to their acquisitions, resulting in an overstatement of the Company's earnings subsequent to those acquisitions; and (iv) incorrect depreciation of certain assets related to the Company's comprehensive reengineering and consolidation project.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     The impact on both restatements on the 1996, three- and nine-month results of operations are presented below:

                                   THREE MONTHS ENDED                              NINE MONTHS ENDED
                                   SEPTEMBER 30, 1996                             SEPTEMBER 30, 1996
                       -------------------------------------------    -------------------------------------------
                                        AS RESTATED                                    AS RESTATED
                       AS ORIGINALLY    IN THE 1996                   AS ORIGINALLY    IN THE 1996
                         REPORTED        FORM 10-K     AS RESTATED      REPORTED        FORM 10-K     AS RESTATED
                       -------------    -----------    -----------    -------------    -----------    -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............    $126,731        $132,874       $132,121        $465,551        $464,842       $455,138
Salaries and wages...     109,615         106,473        106,473         292,843         293,425        293,425
Other Operating
  expenses...........      39,016          39,370         39,370         117,169         118,594        118,594
Depreciation.........       6,221           7,201          7,201          16,496          19,981         19,981
Amortization.........       4,937           4,809          4,809          14,672          15,026         15,026
Loss before income
  taxes..............     (60,617)        (52,613)       (53,366)        (25,248)        (31,384)       (41,088)
Net loss.............     (36,995)        (32,127)       (32,599)        (20,933)        (24,565)       (30,645)
Pro forma net loss...     (36,370)        (31,502)       (31,974)        (19,954)        (23,586)       (29,666)
Pro forma net loss
  per common share...    $  (0.51)       $  (0.44)      $  (0.45)       $  (0.28)       $  (0.33)      $  (0.42)

                                                              AS PREVIOUSLY REPORTED   AS RESTATED
                                                              ----------------------   -----------
FOR THE YEAR ENDED DECEMBER 31, 1994
  Revenue...................................................        $ 398,934           $ 390,204
  Pro forma net income......................................           32,523              26,691
  Pro forma net income per share............................        $    0.51           $    0.41
FOR THE YEAR ENDED DECEMBER 31, 1995
  Revenue...................................................        $ 559,877           $ 558,155
  Pro forma net loss........................................           (5,621)             (6,742)
  Pro forma net loss per share..............................        $   (0.15)          $   (0.17)
FOR THE YEAR ENDED DECEMBER 31, 1996
  Revenue...................................................        $ 608,313           $ 596,714
  Pro forma net loss........................................         (123,642)           (130,909)
  Pro forma net loss per share..............................        $   (1.74)          $   (1.84)
FOR THE SIX MONTHS ENDED JUNE 30, 1997
  Revenue...................................................        $ 295,516           $ 298,513
  Restructuring and other changes...........................            2,000               2,824
  Net income................................................           74,304              74,517
  Pro forma net income per share............................        $    0.99           $    0.99

7.  NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 provides for new accounting principles used in the calculation of earnings per share and shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. This pronouncement cannot

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
be adopted early. The following table presents basic and diluted weighted average shares outstanding and a calculation of the pro forma net loss per share using the guidelines of SFAS No. 128.

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1997       1996       1997       1996
                                                        --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic weighted average shares outstanding.............    72,942     71,665     72,542     71,123
                                                        ========   ========   ========   ========
Pro forma net loss before extraordinary item..........  $(79,984)  $(31,974)  $(81,858)  $(29,666)
Extraordinary income on sale of HRI...................        --         --     76,391         --
                                                        --------   --------   --------   --------
Pro forma net loss....................................  $(79,984)  $(31,974)  $ (5,467)  $(29,666)
                                                        ========   ========   ========   ========
Basic earnings per share(1):
  Pro forma net loss before extraordinary item........  $  (1.10)  $  (0.45)  $  (1.13)  $  (0.42)
  Extraordinary income on sale of HRI.................        --         --       1.05         --
                                                        --------   --------   --------   --------
  Pro forma net loss..................................  $  (1.10)  $  (0.45)  $  (0.08)  $  (0.42)
                                                        ========   ========   ========   ========

---------------

(1) Diluted earnings per share equals basic earnings per share due to the reported losses before extraordinary item.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way companies report information about operating segments including the related disclosures about products and services. The Company has elected to adopt SFAS No. 131 during the period ended September 30, 1997. See Note 8 where the Company discloses information about its operating segments.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of SOP 97-2 on the Company's financial position and results of operation.

8.  SEGMENT REPORTING

     Medaphis has five reportable segments: Physician Services, Hospital Services, HRI, HIT, and the BSG Group. Physician Services is the largest provider of business management solutions and claims processing to physicians in the United States. Hospital Services is the largest provider of business management services to hospitals in the United States. HRI provided subrogation and related recovery services primarily to healthcare payors. HRI was sold on May 28, 1997. HIT provides application software and systems integration services to both hospitals and physicians. The BSG Group provides full-service systems integration, information technology consulting and tailored software development to more than 100 clients in a variety of markets, including healthcare.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Form 10-K. Medaphis evaluates each segments' performance based on operating profit or loss. The Company also accounts for intersegment sales as if the sales were to third parties.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     The Company's reportable segments are strategic business units that offer different products and services. Information concerning the operations in these segments is as follows:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1997       1996       1997       1996
                                                              --------   --------   --------   --------
                                                                           (IN THOUSANDS)
Revenue:
  Physician Services........................................  $ 59,971   $ 71,723   $206,685   $222,676
  Hospital Services.........................................    24,179     21,485     73,096     66,806
  HRI.......................................................        --      7,790     14,720     23,116
  HIT.......................................................    19,146     19,151     62,319     55,208
  BSG Group.................................................    21,677     13,214     67,375     89,853
  Corporate and eliminations................................      (324)    (1,242)    (1,033)    (2,521)
                                                              --------   --------   --------   --------
                                                               124,649    132,121    423,162    455,138
                                                              ========   ========   ========   ========
Operating profit (loss)(1):
  Physician Services........................................   (10,687)    (2,416)    (1,859)    (1,859)
  Hospital Services.........................................       777      2,387      7,179     11,736
  HRI.......................................................        --      1,857      3,685      6,342
  HIT.......................................................     1,647      4,933     12,839     15,322
  BSG Group.................................................    (3,879)   (24,599)    (4,370)    (5,434)
  Corporate.................................................    (8,450)    (7,894)   (26,930)   (17,995)
                                                              --------   --------   --------   --------
                                                               (20,592)   (25,732)    (9,457)     8,112
                                                              ========   ========   ========   ========
Interest expense, net.......................................     7,246      3,284     19,417      8,019
                                                              --------   --------   --------   --------
Restructuring and other charges (including litigation
  settlement):
  Physician Services........................................     4,894      5,528      6,894     10,292
  Hospital Services.........................................        --         --         --         --
  HRI.......................................................        --        (13)        --       (778)
  HIT.......................................................     3,253       (357)     3,253      3,959
  BSG Group.................................................     2,430     14,193      2,430     22,709
  Corporate.................................................    55,760      4,999     56,584      4,999
                                                              --------   --------   --------   --------
                                                                66,337     24,350     69,161     41,181
                                                              --------   --------   --------   --------
Loss before income taxes and extraordinary item.............  $(94,175)   (53,366)   (98,034)   (41,088)
                                                              ========   ========   ========   ========
Depreciation and amortization:
  Physician Services........................................     7,173      6,732     21,717     19,685
  Hospital Services.........................................     1,540      1,217      4,143      3,606
  HRI.......................................................        --        236        401        643
  HIT.......................................................     1,645      1,462      4,614      4,306
  BSG Group.................................................     1,118      1,930      3,292      5,630
  Corporate.................................................       403        433      1,102      1,137
                                                              --------   --------   --------   --------
                                                              $ 11,879     12,010     35,269     35,007
                                                              ========   ========   ========   ========
Capital expenditures:
  Physician Services........................................     2,183      2,792      4,000     21,453
  Hospital Services.........................................     2,949      1,961      5,938      5,489
  HRI.......................................................        --        329        108      1,144
  HIT.......................................................       603        831      1,914      2,694
  BSG Group.................................................       949      4,007      2,045     12,386
  Corporate.................................................       824        339      1,193      1,635
                                                              --------   --------   --------   --------
                                                              $  7,508     10,259     15,198     44,801
                                                              ========   ========   ========   ========

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
Identifiable assets:
  Physician Services........................................    $425,700        $460,033
  Hospital Services.........................................     105,931          97,626
  HIT.......................................................      76,736          67,961
  BSG Group.................................................      36,770          51,972
  Corporate.................................................    $ 90,325        $ 92,448
                                                                --------        --------
                                                                $735,462        $793,903
                                                                ========        ========

---------------

(1) Operating profit (loss) is revenue less salaries and wages, other operating expenses, depreciation and amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Medaphis is a leading provider of business management services, systems integration services and medical software, primarily to the healthcare provider market. Medaphis serves approximately 20,700 physicians and 2,700 hospitals predominantly in North America, as well as internationally. Medaphis is well-positioned to capitalize on the healthcare industry trends towards consolidation, managed care and cost containment through a broad range of services and products that enable clients to provide quality patient care efficiently and cost effectively. The Company's large client base and national presence further support the Company's competitive position. The Company provides its services and products through its Healthcare Services Group, which includes Physicians Services and Hospital Services, and its Information Technology Group, recently renamed Per-Se Technologies.

     During the past year a new management team has been assembled to address a number of issues that had arisen in recent years and substantially weakened the Company's financial condition. In February 1997, after assessing various alternatives and refinancing the Company's senior debt, new management announced its 1997 operating plan refocusing the Company on its core businesses of providing business management services and information products to healthcare providers. The major components of the plan included: (i) exiting non-core business; (ii) achieving improved predictability of business results through enhanced management accountability and controls; (iii) reducing costs and increasing efficiencies in the core business; (iv) achieving excellence in client service; and (v) implementing cross-selling initiatives.

     Medaphis has already completed certain phases of this operating plan. Medaphis sold its non-core insurance subrogation business, Healthcare Recoveries Inc. ("HRI"), on May 28, 1997, for net proceeds of approximately $117 million, through an initial public offering of 100% of HRI's common stock. Medaphis also completed its assessment of its systems integration businesses (the "BSG Group") and determined that the BSG Group is compatible with its core business of delivering solutions to the healthcare market. As a result, in August 1997, management decided to retain the BSG Group and to consolidate its operations with the operations of HIT. This combination will assist Medaphis in continuing its 1997 operating plan by reducing duplicative costs and creating efficiencies via the combination of management and administrative functions at these operations. During the third quarter of 1997, the Company recorded approximately $3.7 million in restructuring charges related to this combination and recorded other charges of $10.1 million, principally relating to the impairment of fixed assets. (See "Results of Operations" for additional information).

     The Company also reached a proposed settlement in 1997 with the plaintiffs in the major class-action securities lawsuits pending against it, and during the third quarter of 1997 the Company recorded a non-cash charge of $52.5 million related to this proposed settlement.

     During the third quarter of 1997, in connection with a refinancing effort, management and its independent accountants evaluated certain revenue recognition practices at HDS, which was acquired in a merger transaction in June 1996 and accounted for as a "pooling-of-interests." These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As a result of this evaluation, management, with concurrence from its independent accountants, has determined that the revenue was improperly recognized and, accordingly, has restated the Company's financial statements for all of the periods indicated. The effect of such restatements on the Company's net income (loss) for all of the years ended December 31, 1994, 1995, and 1996 was ($5.9) million, ($1.1) million and ($7.3) million, respectively.

TRENDS IN HEALTHCARE INDUSTRY

     Medaphis' business is impacted by, among other things, trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some healthcare payors have willingly paid the prices established by providers while other healthcare payors, notably government agencies and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to healthcare payors willing to pay established prices have increased in order to recover the cost of services purchased by government agencies and others but not paid by them (i.e., "cost shifting"). The increasing complexity in the reimbursement system resulting from continuing changes in laws, regulations, rules and protocols relative to billing for services provided to patients mandated by federal and state agencies and private payors and the assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables and bad debt levels and higher business office costs. Healthcare providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. Notwithstanding providers' responses to these pressures, management believes that the revenue growth rate experienced by the Company's clients continues to be adversely affected by increased managed care and other industry factors impacting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and to become more costly. The federal government has initiated a series of programs to investigate broadly the billing practices of healthcare providers. Management believes that these trends have adversely affected and could continue to adversely affect the rate of the revenue growth and profit margins of the Company's operations.

RESULTS OF OPERATIONS

     The following table presents certain items reflected in the Company's statements of operations as a percentage of revenue:

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                       -----------------------------   -----------------------------
                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                           1997            1996            1997            1996
                                       -------------   -------------   -------------   -------------
Revenue..............................     100.0%          100.0%          100.0%          100.0%
Salaries and wages...................       76.7            80.6            66.5            64.5
Other operating expenses.............       30.3            29.8            27.4            26.1
Depreciation.........................        6.0             5.5             5.1             4.4
Amortization.........................        3.5             3.6             3.2             3.3
Interest expense, net................        5.8             2.5             4.6             1.8
Litigation settlement................       42.1              --            12.4              --
Restructuring and other charges......       11.1            18.4             3.9             9.0
                                           -----           -----           -----           -----
          Total expenses.............      175.5           140.4           123.1           109.1
Loss before income taxes
  and extraordinary item.............      (75.5)          (40.4)          (23.1)           (9.1)
                                           -----           -----           -----           -----
Income tax benefit...................      (11.4)          (15.7)           (3.8)           (2.3)
                                           -----           -----           -----           -----
Loss before extraordinary item.......      (64.1)          (24.7)          (19.3)           (6.8)
Extraordinary income on sale of HRI,
  net of tax.........................         --              --            18.1              --
                                           -----           -----           -----           -----
          Net loss...................      (64.1)          (24.7)           (1.2)           (6.8)
Pro forma income tax adjustments.....         --             0.5              --             0.2
                                           -----           -----           -----           -----
          Pro forma net loss.........      (64.1)%         (24.2)%          (1.2)%          (6.6)%
                                           =====           =====           =====           =====

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------    --------------------
                                            1997        1996        1997        1996
                                          --------    --------    --------    --------
                                                         (IN THOUSANDS)
Physician Services......................  $ 59,971    $ 71,723    $206,685    $222,676
Hospital Services.......................    24,179      21,485      73,096      66,806
HRI.....................................        --       7,790      14,720      23,116
HIT.....................................    19,146      19,151      62,319      55,208
BSG Group...............................    21,677      13,214      67,375      89,853
Corporate and eliminations..............      (324)     (1,242)     (1,033)     (2,521)
                                          --------    --------    --------    --------
                                          $124,649    $132,121    $423,162    $455,138
                                          ========    ========    ========    ========

     Physician Services' revenue for the three- and nine-month periods ended September 30, 1997 declined 16% and 7%, respectively. Both comparisons were also unfavorably impacted by a one-time adjustment to revenue of $10.7 million in the third quarter of 1997 that resulted from a detailed review, performed by the Company, to update the assumptions and methodology underlying the calculation of unbilled accounts receivable for Physician Services. Excluding this adjustment, three-and-nine-month sales were down 1% and 2%, respectively, versus the prior year figures. During 1997, management's emphasis has been on enhancing client service to its existing clients and not on expanding the client base.

     Hospital Services' revenue for both the three- and nine-month periods ended September 30, 1997 increased 13% and 9%, respectively, as compared to the comparable periods in 1996. These increases reflect internally-generated volume growth.

     On May 28, 1997 Medaphis completed the sale of HRI and, as a result, there are only five months of revenue in 1997 compared with nine months in 1996.

     HIT's revenue for the three-month period ended September 30, 1997 was flat when compared with the three-month period ended September 30, 1996, as the sale of one Ulticare software license during this quarter was essentially offset by lower revenue in the scheduling systems division. HIT's revenue increased 13% in the nine-month period ended September 30, 1997 versus the prior year period, principally reflecting higher revenue associated with the Ulticare software product.

     The BSG Group's revenue in 1996 includes the results of the Company's wholly-owned operating subsidiary, Imonics Corporation ("Imonics"), which was shut down at the end of 1996. Imonics generated $(10.0) million and $15.7 million of revenue during the three- and nine-month periods ended September 30, 1996, respectively. Excluding the Imonics revenue, the BSG Group's revenue decreased 7% and 9% for the three- and nine-month periods ended September 30, 1997, as compared with the three- and nine-month periods ended September 30, 1996, respectively. Disruptions associated with the restructuring of this division have negatively affected revenue.

     Salaries and Wages. Salaries and wages decreased to $95.5 million and $281.5 million in the three- and nine-month periods ended September 30, 1997, respectively, versus $106.5 million and $293.4 million in the comparable 1996 periods. Salaries and wages as a percentage of revenue for the three-month period declined to 76.7% from 80.6% in 1996. The figures in both periods were negatively impacted by unusual charges. In 1997, the percentage was inflated by revenue adjustments, principally in Physician Services, while in 1996 the percentage was inflated by the impact of certain Imonics charges. Excluding these unusual charges, salaries and wages as a percentage of revenue increased slightly on a year-to-year basis. Salaries and wages as a percentage of revenue in the nine-month period ended September 30, 1997 increased to 66.5% of revenue from 64.5% in the same period of 1996. The increase in salaries and wages as a percentage of revenue is primarily due to the decline in revenue. The Company has not reduced its employment levels proportionately with the decrease in revenue because of a renewed emphasis on client service and expected growth in Per-Se Technologies.

     Other Operating Expenses. Other operating expenses as a percentage of revenue increased to 30.3% in the three-month period ended September 30, 1997 from 29.8% in the comparable period of 1996, and increased to 27.4% for the nine-month period ended September 30, 1997 from 26.1% in the same period of 1996. The increase in other operating expenses as a percentage of revenue for 1997, as compared with 1996, is due to the previously mentioned decrease in the Company's revenue. This increase is also attributable to professional fees the Company has incurred to assist with a variety of financial, operational and organizational projects undertaken by current management. The Company anticipates it will continue to incur these professional fees for the remainder of 1997. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, outside consulting services and office supplies.

     Depreciation. Depreciation expense rose to $7.5 million in the third quarter of 1997 as compared with $7.2 million in the third quarter of 1996 and $21.5 million in the nine-month period ended September 30, 1997 as compared with $20.0 million in the same period of 1996. These increases reflect the Company's investment in property and equipment to support growth in its business.

     Amortization. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $4.4 million in the third quarter of 1997 as compared with $4.8 million in the third quarter of 1996 and $13.7 million in the nine-month period ended September 30, 1997 as compared with $15.0 million in the same period of 1996. The decreases are primarily due to the goodwill and software write-offs associated with the shut down of Imonics.

     Operating Profit (Loss). The operating loss for the third quarter shrank by 20% to $20.6 million in 1997 from $25.7 million in 1996. Excluding the impact of unusual adjustments, principally impacting revenue (see Revenues for additional information), the operating loss declined by 32% to $2.0 million from $2.9 million. This improvement principally reflects higher earnings at HIT and improved results at Physician Services, to near breakeven in this year's third quarter from a $2.4 million loss in 1996. These improvements in results of operations were partially offset by unfavorable Hospital Services and BSG comparisons and the absence of HRI operating profits due to the sale of that business in the first half of 1997.

     Interest. Net interest expense was $7.2 million in the third quarter of 1997 as compared with $3.3 million in the third quarter of 1996 and $19.4 million in the nine-month period ended September 30, 1997 as compared with $8.0 million in the same period of 1996. The increases in interest expense were due to increased borrowing under the Company's credit facilities to fund the Company's reengineering program in 1996, which was subsequently abandoned, its working capital needs in both 1996 and 1997, amortization of debt issuance costs and increased interest rates. Management expects to receive approximately $11 million (based on current interest rates) in annualized interest expense savings as a result of the pay down of the Second Amended and Restated Credit Agreement (the "Second Amended Facility") with the net proceeds from the sale of HRI. Management also anticipates that interest rate fluctuations and changes in the amount of borrowings under its Second Amended Facility will impact future interest expense.

     Restructuring and Other Charges. Components of restructuring and other charges are as follows:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------------   -----------------
                                                      1997       1996      1997      1996
                                                    --------   --------   -------   -------
                                                       (AS RESTATED)        (AS RESTATED)
                                                                (IN THOUSANDS)
Restructuring charges.............................   $ 5,465    $ 2,317   $ 5,465   $ 8,666
Software abandonment..............................        --      6,862        --     6,862
Property and equipment impairment.................     6,959      6,394     6,959     6,394
Legal costs.......................................       600      5,000     2,600     5,000
Pooling charges...................................       (46)    (1,200)      (46)    9,007
Severance costs...................................       859      1,727     1,683     1,727
Other.............................................        --      3,250        --     3,525
                                                     -------    -------   -------   -------
                                                     $13,837    $24,350   $16,661   $41,181
                                                     =======    =======   =======   =======

          Restructuring Charges. In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). There were two components of the Reengineering Project: (i) workflow, process and operational improvements along with new technology development, and (ii) office consolidation within its wholly owned operating subsidiary, Medaphis Physician Services Corporation ("MPSC") (the "MPSC Restructuring Plan"). The Company had recorded a restructuring reserve for the exit costs associated with the MPSC Restructuring Plan in 1995. In August 1996, the Company revised the MPSC Restructuring Plan and reduced the reserves established in 1995 by $1.8 million. During the first half of 1996, the Company incurred $5.2 million of costs that were related to the Reengineering Project, which had not previously been reserved. In September 1997, the Company reevaluated the adequacy of the reserves established for the MPSC Restructuring Plan and recorded an additional charge of $1.7 million.

     During the third quarter of 1996, the Company adopted a plan to consolidate its system integration businesses, BSG Corporation ("BSG"), Rapid Systems Solutions, Inc. ("Rapid Systems") and Imonics Corporation ("Imonics")(the "BSG Group Restructuring"). In connection with the BSG Group Restructuring, Medaphis recorded charges of $1.3 million for the costs associated with the termination of certain leases and $2.8 million for severance costs for the Imonics employees who had been notified of their termination. Medaphis had previously recorded an additional $1.2 million of severance costs for Imonics employees in the second quarter of 1996.

     In August 1997, the Company adopted a plan to combine the operations of its technology companies, the BSG and HIT Groups, into Per-Se Technologies (the "Per-Se Restructuring"). In connection with the Per-Se Restructuring, the Company recorded charges of $2.7 million for the costs associated with the termination of certain leases and $1.1 million for severance costs related to the employees who had been notified of their termination by September 30, 1997.

          Software Abandonment. In connection with the BSG Group Restructuring, the Company abandoned certain of the Imonics software development projects and recorded a charge in the period ended September 30, 1996 for the write-off of $6.9 million of capitalized software development costs related to these projects.

          Property and Equipment Impairment. In connection with the BSG Group Restructuring and the revised MPSC Restructuring Plan, the Company assessed the recoverability of its long-lived assets and recorded impairment losses of $6.4 million in the three-month period ended September 30, 1996.

          In connection with the Per-Se Restructuring and the Company's assessment of the recoverability of certain of its long-lived assets, the Company recorded a charge of $7.0 million for impairment losses during the quarter ended September 30, 1997.

          Legal Costs. The Company recorded charges of $5.0 million and $3.0 million in September 1996 and 1997, respectively, for the legal and administrative fees, costs and expenses it anticipated incurring in connection with the various 1996 lawsuits and shareholder demands filed against the Company and certain of its former officers, one of whom was also a director.

          In June 1997 and September 1997, the Company recorded charges of $2.0 million and $1.0 million, respectively, for the legal and administrative fees, costs and expenses it has incurred and plans to incur in connection with the federal inquiry of the billing procedures at GFS.

          In September 1997, the Company also evaluated the adequacy of the reserves established for the federal investigation in California and the turnaround plan adopted in December 1996 and reduced these reserves by $3.4 million.

          Pooling Charges. In 1995 and 1996, Medaphis acquired eight companies in merger transactions accounted for under the pooling of interests method of accounting. In connection therewith, the Company incurred transaction fees, costs and expenses, which have been reflected in Medaphis' operating results and are set forth below as (income)/expense:

                                             THREE MONTHS      NINE MONTHS
                                                 ENDED            ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,
                                            ---------------   --------------
                                            1997     1996     1997     1996
                                            -----   -------   -----   ------
                                                     (IN THOUSANDS)
Automation Atwork Companies...............  $  --   $   (22)  $  --   $ (430)
HRI.......................................     --       (13)     --     (778)
Consort Technologies, Inc.................     --        (3)     --     (529)
MMS.......................................     --      (187)     --     (845)
Intelligent Visual Computing, Inc.
  ("IVC").................................     --       (31)     --      169
Rapid Systems.............................    (15)     (236)    (15)     664
BSG.......................................    (14)     (321)    (14)   5,893
HDS.......................................    (17)     (387)    (17)   4,863
                                            -----   -------   -----   ------
                                            $ (46)  $(1,200)  $ (46)  $9,007
                                            =====   =======   =====   ======

          Severance Costs. In accordance with its involuntary severance benefit plan, the Company recorded a charge of $0.9 million in September 1996 to reflect the expense for employees' rights to involuntary severance benefits that have accumulated to date.

          The Company also recorded charges of $0.8 million and $0.9 million in the third quarter of 1996 and 1997, respectively, for compensation costs associated with members of the former executive management team. The Company recorded $0.8 million of compensation costs associated with former executive management in the second quarter of 1997.

          Other Costs. During the third quarter of 1996, the Company canceled an initiative to develop an on-line practice management system. The Company recorded a charge of approximately $2.0 million relating to the write-off of the deferred costs associated with this project. The Company also accrued $1.3 million for certain liabilities associated with the Company's billing and accounts receivable management services operations.

          Income Taxes. Effective income tax rates for the periods presented vary from statutory rates primarily as a result of nondeductible expenses associated with the proposed settlement of litigation and merger transactions. Pro forma adjustments for income taxes have been provided in 1996 for companies which had elected to be treated as "S" Corporations under the Internal Revenue Code of 1986, as amended, prior to merging with the Company.

          Extraordinary Item. On May 28, 1997, Medaphis sold HRI through an initial public offering of 100% of its stock, which generated net proceeds to the Company of approximately $117 million.

     Medaphis had acquired HRI on August 28, 1995 through a business combination accounted for as a pooling-of-interests.

LIQUIDITY AND CAPITAL RESOURCES

     On February 4, 1997, the Company entered into the Second Amended Facility, which replaced the Company's previous revolving credit agreement, increased the revolving line of credit from $250 million to $285 million and matured on June 30, 1998. Borrowings under the Second Amended Facility are secured by substantially all of the Company's assets and are guaranteed by substantially all of the Company's subsidiaries. The Second Amended Facility effectively refinanced the loans outstanding under the Company's previous senior credit facility and can be used to finance working capital and other general corporate needs with restrictions on new acquisitions, certain litigation settlement payments, capital expenditures and the Company's ability to declare or pay cash dividends on its common stock. The Second Amended Facility provides for "base rate" loans that bear interest equal to prime plus 1% as long as certain financial covenants are met. At September 30, 1997, the Company had $147.9 million in borrowings outstanding under the Second Amended Facility that bore interest at 9.5%.

     The Second Amended Facility required mandatory loan commitment reductions to $200 million and $150 million on July 31, 1997 and January 31, 1998, respectively. On May 28, 1997, in connection with the divestiture of HRI through an initial public offering of 100% of its stock, the Company used the net proceeds from the HRI sale in the amount of approximately $117 million to reduce the Company's borrowings under the Second Amended Facility and the loan commitment under the Second Amended Facility to $168 million, which more than satisfied the required reduction for July 31, 1997.

     On September 18, 1997, the Company entered into a letter agreement with the requisite lenders under the Second Amended Facility which, among other things
(1) waived the Company's compliance with the remaining financial covenants and
(2) required the Company to repay all loans and terminate all the lenders' commitments by November 30, 1997. On October 24, 1997, the Company entered into a letter agreement with the requisite lenders under the Second Amended Facility which, among other things, waived any defaults or events of default which might otherwise result in the event of certain restatements of the Company's financial statements and extended the mandatory repayment and termination date to January 31, 1998.

     On November 19, 1997, the Company entered into the First Modification of the Second Amended and Restated Credit Agreement ("The First Modification"), which among other things: (1) waived any defaults or events of default which might otherwise result from the restatement of the Company's financial statements as reported in this Form 10-Q; (2) eliminated the step-down in loan commitments to $150 million scheduled to occur on January 31, 1998; and (3) reinstated the maturity of the Second Amended Facility to June 30, 1998. The First Modification, which is filed as Exhibit 10.9 to this Form 10-Q and incorporated herein by reference, also establishes certain financial covenants for the fiscal year 1997 and for monthly and quarterly periods in fiscal year 1998.

     Since the Second Amended Facility matures on June 30, 1998, all amounts outstanding under the Second Amended Facility have been classified as current in the September 30, 1997 balance sheet. Excluding the borrowings under the Second Amended Facility, the Company had approximately $51.3 million of working capital, which included $6.7 million of cash at September 30, 1997. Also at September 30, 1997, the Company had approximately $20 million available under the Second Amended Facility. The Company used $4.8 million of cash for operating activities during the nine months ended September 30, 1997 as compared with $7.5 million during the nine months ended September 30, 1996. The increase in the Company's operating cash flow resulted primarily from the collection of outstanding receivables and management's cash management initiative.

     In connection with the Second Amended Facility, the Company issued the lenders warrants with vesting of 1% of Medaphis' voting common stock (the "Common Stock") on each of January 1, 1998 and April 1, 1998, provided that the Second Amended Facility has not been repaid and terminated prior to such vesting dates. Prior to July 1, 1997, the Company had not ascribed any value to these warrants because the warrants vest only if amounts are outstanding or commitments are not terminated under the Second Amended Facility on December 31, 1997. Management continues to believe the Company may generate sufficient cash flows from the refinancing of the Second Amended Facility or from asset sales to repay all borrowings under and terminate the Second Amended Facility by December 31, 1997. However, due to the uncertainty of completing a refinancing of the Second Amended Facility, the Company ascribed a value of $4,969,000 to the warrants vesting on January 1, 1998 and amortized $2,338,000 to interest expense as of September 30, 1997.

     During the remainder of 1997 and, if necessary, the first quarter of 1998, the Company expects to continue to explore a refinancing of its bank credit facilities to enhance its credit, liquidity and financial flexibility and to enable the Company under its current financial forecast to meet its committed and other capital needs and scheduled debt repayments throughout 1998 and later years. In that connection, the Company also intends to explore other alternatives, including the possible divestiture of additional assets and the sale of debt or equity securities. These refinancing efforts currently include, but are not necessarily limited to, (1) discussions with its existing lending syndicate for a longer term committed facility and increased liquidity; and (2) as previously announced, a refinancing package, the components of which are a $100 million senior bank financing facility and the completion of an offering of at least $125 million in senior subordinated notes. The Company previously announced that the senior bank refinancing commitment letter expired on November 15, 1997 and the planned closing of the refinancing package would be delayed beyond November 30, 1997. There can be no assurance, however, as to the Company's ability to effect any such refinancing or modifications in its capital structure or as to the terms thereof.

     Although the Company's liquidity is presently sufficient to meet its current and, subject to effecting the refinancings or modifications described in the preceding paragraph, its anticipated needs, should events negatively impact the Company's forecasts, the Company may need to consider alternative sources of funds, a reduction in capital expenditures, a more significant restructuring of its capital structure or a combination of one or more of the foregoing.

OTHER MATTERS

     During the third quarter of 1997, in connection with a refinancing effort, management evaluated certain revenue recognition practices at HDS, which was acquired in a merger transaction in June 1996 and accounted for as a "pooling-of-interests." These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As a result of this evaluation, management has determined that the revenue was improperly recognized and, accordingly, has restated the Company's financial statements for all of the periods indicated. The effect of such restatements on the Company's net income
(loss) for all of the years ended December 31, 1994, 1995, and 1996 was ($5.9) million, ($1.1) million and ($7.3) million, respectively.

     In March 1997, as a result of a review initiated by senior management and the Audit Committee of the Board of Directors prior to completion of the audit process for the Company's 1996 fiscal year, information was developed that certain revenues and expenses may have been recorded incorrectly between certain quarters during 1996. At the conclusion of the review, the Company determined that there were certain accounting errors and irregularities and that its interim financial statements for each fiscal quarter of 1996 required restatement as set forth herein. These errors and irregularities consisted primarily of the following: (i) incorrect quarterly recording of revenues and the related costs and expenses for certain contracts; (ii) incorrect quarterly recording of certain liabilities for employee bonuses and related expenses;
(iii) certain costs and expenses of certain acquired companies, which were later determined not to be properly recordable, were recognized by those companies in periods prior to their acquisitions, resulting in an overstatement of the

Company's earnings subsequent to those acquisitions; and (iv) incorrect depreciation of certain assets related to the Company's comprehensive reengineering and consolidation project.

                                   THREE MONTHS ENDED                              NINE MONTHS ENDED
                                   SEPTEMBER 30, 1996                             SEPTEMBER 30, 1996
                       -------------------------------------------    -------------------------------------------
                                        AS RESTATED                                    AS RESTATED
                       AS ORIGINALLY    IN THE 1996                   AS ORIGINALLY    IN THE 1996
                         REPORTED        FORM 10-K     AS RESTATED      REPORTED        FORM 10-K     AS RESTATED
                       -------------    -----------    -----------    -------------    -----------    -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............    $126,731        $132,874       $132,121        $465,551        $464,842       $455,138
Salaries and wages...     109,615         106,473        106,473         292,843         293,425        293,425
Other operating
  expenses...........      39,016          39,370         39,370         117,169         118,594        118,594
Depreciation.........       6,221           7,201          7,201          16,496          19,981         19,981
Amortization.........       4,937           4,809          4,809          14,672          15,026         15,026
Loss before income
  taxes..............     (60,617)        (52,613)       (53,366)        (25,248)        (31,384)       (41,088)
Net loss.............     (36,995)        (32,127)       (32,599)        (20,933)        (24,565)       (30,645)
Pro forma net loss...     (36,370)        (31,502)       (31,974)        (19,954)        (23,586)       (29,666)
Pro forma net loss
  per common share...    $  (0.51)       $  (0.44)      $  (0.45)       $  (0.28)       $  (0.33)      $  (0.42)

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22, 1997, with which it is complying. The subpoena requires, among other things, records of any audit or investigative reports relating to the billing of payors globally from radiological services during the period January 1, 1991 to date and any refunds owed to or issued to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices. Although the precise scope of the investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud, and that the inquiry is focused upon billing and collection practices in the Designated Offices. No charges or claims by the government have been made. Although the Company continues to believe that the principal focus of the investigation remains on the billing and collection practices in the Designated Offices, there can be no assurance that the investigation will not expand to other offices, that the investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the investigation will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995 and $2 million in the fourth quarter of 1996 and a credit of $2.8 million in the third quarter of 1997, solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the investigation. The charges are intended to cover only the anticipated expenses of the investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     MPSC has become aware of apparently inadvertent computer software errors affecting some of its electronic billing to carriers in the State of California. The error relates to global billing (i.e., billing for the professional and technical components of a service) for certain radiological services under circumstances where the radiologist is only entitled to bill for the professional component of such services. The Company believes such inadvertent errors have caused overpayments on certain claims submitted on behalf of clients in the State of California. The full extent of overpayments by carriers and beneficiaries has not been determined, but as notifications to the affected clients and carriers occur, and refunds or offsets are sought, the Company may be required to return to clients its portion of fees previously collected, and may receive claims for alleged damages as a result of the error.

     Following the announcement of the investigation by the United States Attorney's Office for the Central District of California, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of Common Stock in April 1995, were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits alleged violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of Common Stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint, which argued that the Consolidated Complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated

Complaint no longer contained any claims based on the Securities Act of 1933, as amended (the "1933 Act"), and the Company's underwriters and outside directors were no longer named as defendants. On June 26, 1996, the court denied plaintiffs' motion to certify plaintiffs' class. The plaintiffs and the defendants agreed to settle this action on a class-wide basis for $4.75 million, subject to court approval (the "1995 Class Action Settlement"). The 1995 Class Action Settlement included the related putative class action lawsuit filed in the Superior Court of Cobb County, Georgia, described more fully below. On October 29, 1997, the court certified a class for settlement purposes, approved the settlement and entered final judgment dismissing the action with prejudice. One of the Company's directors and officers' liability insurance carriers has paid $3.7 million of the 1995 Class Action Settlement. The Company accrued approximately $1.2 million in the quarter ended December 31, 1996 for the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto. On November 6, 1997, the Company paid the remaining $1.05 million balance of the settlement.

     On November 5, 1996, Medaphis, Randolph G. Brown, a former officer and director, and Michael R. Cote and James S. Douglass, former officers, were named as defendants in a putative shareholder class action lawsuit filed in Superior Court of Cobb County, State of Georgia. This lawsuit was brought on behalf of a putative class of purchasers of Medaphis Common Stock during the period from March 29, 1995 through June 15, 1995. Plaintiffs sought compensatory damages and costs. Pursuant to the 1995 Class Action Settlement, the claims in this state action were settled and were dismissed without prejudice.

     As originally disclosed in its Form 10-K, the Company learned in March 1997 that the government is investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS"). In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For the year ended December 31, 1996, GFS represented approximately 7% of Medaphis' revenue. During that year, GFS processed approximately 5.6 million claims, approximately 2 million of which were made to government programs. The government has requested that GFS voluntarily produce records, and GFS is complying with that request. Although the precise scope and subject matter of the investigation are not known to the Company, Medaphis believes that the investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. There can be no assurance that the investigation will be resolved promptly or that the investigation will not have a material adverse effect upon Medaphis. No charges or claims by the government have been made. Currently, the Company has recorded charges of $2 million and $1 million in the second and third quarter of 1997, respectively, solely for legal and administrative fees, costs and expenses in connection with the investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter.

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its then current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint (the "Consolidated Second Amended Complaint"). In general, the Consolidated Second Amended Complaint alleges violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The Consolidated Second Amended Complaint is brought on behalf of a class of persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The Consolidated Second Amended Complaint also asserts claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and Health Data Sciences Corporation ("HDS"). The Consolidated Second Amended Complaint seeks compensatory and recissory damages, as well as fees, interest and other costs. On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety. On May 27, 1997, the court denied defendants' motion to dismiss. Discovery currently is proceeding. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

     The parties have entered into a memorandum of understanding dated August 14, 1997 (the "Memorandum of Understanding") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (to be paid by the Company's directors' and officers' liability insurance carriers), 3,355,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period. The Memorandum of Understanding also includes: (i) an obligation on the part of Medaphis to contribute up to 600,000 additional shares of Common Stock to the settlement under certain conditions if the aggregate value of the Medaphis Common Stock proposed to be issued in the settlement falls below $30.2 million during a specified time period; and (ii) certain anti-dilution rights in favor of plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle existing civil litigation and claims currently pending or asserted against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The aggregate value of the Medaphis Common Stock during the specified time period is now known, and, as a result, all of the additional 600,000 shares of Medaphis Common Stock will be included in the settlement. The Memorandum of Understanding also contains other customary terms and conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, the Company's receiving assurances from its independent accountants that the proposed settlement will not adversely affect pooling-of-interests accounting treatment on previous acquisitions (which assurances have been received by the Company), the execution of mutually acceptable settlement papers and the approval of the settlement by the court. The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 for this settlement.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation. The plaintiff seeks compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint, adding as defendants additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and all other defendants filed a motion to dismiss the amended complaint.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. On February 5, 1997 the court overruled defendants demurrer. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and current and former officers of Medaphis. All of the newly added defendants have responded to the amended complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the

1933 Act but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs seek compensatory and punitive damages, as well as fees, interest and other costs. On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the 1933 Act and common law and new parties, including former officers of Medaphis, Medaphis' former outside auditors and BSG. On or about October 29, 1997 all defendants filed motions to dismiss the amended complaint.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG. On December 31, 1996, Medaphis entered into a standstill and tolling agreement with Mr. Noorda, Mr. Papermaster and other former BSG shareholders, which, as extended, runs through September 30, 1998.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint is brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis Common Stock. In general, the complaint alleges both common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleges breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage. The plaintiffs seek rescission of the merger agreement and the return of all MMS shares, as well as damages in excess of $100 million. Additionally, plaintiffs seek to void various non-compete covenants and contract provisions between Medaphis and plaintiffs. Defendants have filed a motion to dismiss the complaint. Discovery has been stayed pending resolution of the motion to dismiss.

     On August 12, 1997, George W. Stickel filed a putative class action complaint against Medaphis, Randolph W. Brown, Michael R. Cote and James S. Douglass in the United States District Court for the Northern District of Georgia. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of all persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint also asserts claims under the 1933 Act on behalf of a sub-class consisting of all persons and entities who, in connection with the merger of the Company and HDS, acquired options to purchase shares of Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint seeks rescission, rescissory and compensatory damages, and interest, fees and other costs. Defendants have not yet responded to the complaint.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits. The Company has entered into standstill and tolling agreements with these and certain other stockholders of recently acquired companies.

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that it was conducting a formal, non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ending September 30, 1996 and its restated consolidated financial statements for the three months and year ending December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996 and June 30, 1996. In addition, the Company believes that the Commission is investigating the Company's restatement of its interim financial statements for each quarter of 1996. The Company intends to cooperate fully with the Commission in its investigation.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 2.1     --  Merger Agreement, dated as of March 15, 1996, by and among
             Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4, file No. 333-2506).
 3.1     --  Amended and Restated Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-1, File No. 33-42216).
 3.2     --  Certificate of Amendment of Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3 of Quarterly Report on Form 10-Q for the Quarterly Period Ended
             March 31, 1993).
 3.3     --  Certificate of Amendment of Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3.3 to Registration Statement on Form 8-A/A, filed on March 28,
             1995).
 3.4     --  Certificate of Amendment of Amended and Restated Certificate
             of Incorporation of Registrant (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8, File No.
             333-03213).
 3.5     --  Certificate of Amendment of Amended and Restated Certificate
             of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q for the
             Quarterly Period Ended June 30, 1997).
 3.6     --  Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.6 to Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997).
10.1     --  Third Amendment to the Amended and Restated Medaphis
             Employees' Retirement Savings Plan.
10.2     --  First Amendment to the Medaphis Deferred Compensation Plan.
10.3     --  Second Amendment to the Medaphis Deferred Compensation Plan.
10.4     --  Written description of Registrant's Non-Employee Director
             Compensation Plan.
10.5     --  Medaphis Corporation Non-Employee Director Deferred Stock
             Credit Plan.
10.6     --  Waiver and Extension Letter Agreement, dated September 18,
             1997, with respect to the Second Amended and Restated Credit
             Agreement, dated February 4, 1997, among Registrant, the lenders signatory thereto and SunTrust Bank, Atlanta, as agent.
10.7     --  Waiver and Extension Letter Agreement, dated October 24,
             1997, with respect to the Second Amended and Restated Credit
             Agreement, dated February 4, 1997, among Registrant, the lenders signatory thereto and SunTrust Bank, Atlanta, as agent (incorporated by reference to Exhibit 10.1 to Current
             Report on Form 8-K filed on October 27, 1997).

10.8     --  Waiver and Extension Letter Agreement, dated October 24,
             1997, with respect to the Participation Agreement, dated
             April 21, 1995, as amended, among Registrant, SunTrust Bank,
             Atlanta, and Creditanstalt Corporate Finance, Inc., and
             SunTrust Bank, Atlanta, as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on
             October 27, 1997).
10.9     --  First Modification, dated November 19, 1997, of the Second
             Amended and Restated Credit Agreement, dated February 4,
             1997, among Registrant, the lenders signatory thereto and
             SunTrust Bank, Atlanta, as agent.
10.10    --  Employment Agreement dated July 28, 1997, between Registrant and Randolph L.M. Hutto.
10.11    --  Employment Agreement dated September 30, 1997, between
             Registrant and Mark P. Colonnese.
10.12    --  Separation Agreement dated as of May 28, 1997, between
             Registrant and Healthcare Recoveries, Inc.
11       --  Statement regarding Computation of Earnings Per Share
27       --  Financial Data Schedule (for SEC use only)
99.1     --  Safe Harbor Compliance Statement for Forward-Looking
             Statements

     (b) Reports on Form 8-K

     The Company has filed the following reports on Form 8-K or 8-K/A during the quarter ended September 30, 1997:

                                                         FINANCIAL
                                                         STATEMENTS
ITEM REPORTED                                              FILED      DATE OF REPORT    FILING DATE
-------------                                            ----------   --------------   -------------
Changes in Registrant's Certifying Accountants,
  Dismissal of Deloitte & Touche LLP...................    No         June 27, 1997     July 7, 1997
Changes in Registrant's Certifying Accountants,
  Deloitte & Touche LLP Letter of agreement............    No         June 27, 1997    July 10, 1997
Changes in Registrant's Certifying Accountants,
  Appointment of Price Waterhouse LLP..................    No          July 9, 1997    July 11, 1997

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

Date: November 19, 1997