Form 10-Q/A
period 1997-03-31
MEDAPHIS CORP
filed 1998-02-02
CIK 878556

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                    OUTSTANDING AT APRIL 30, 1997
               -----                    -----------------------------
           Common Stock
          $0.01 PAR VALUE                     72,429,480 SHARES
      Non-voting Common Stock
          $0.01 PAR VALUE                         0 SHARES

================================================================================

                              MEDAPHIS CORPORATION

                                  FORM 10-Q/A
                                 MARCH 31, 1997

                                                              PAGE
                                                              ----
Part I: Financial Information
  Consolidated Statements of Operations for the three months
     ended March 31, 1997 and 1996..........................    3
  Consolidated Balance Sheets as of March 31, 1997 and
     December 31, 1996......................................    4
  Consolidated Statements of Cash Flows for the three months
     ended March 31, 1997 and 1996..........................    5
  Notes to Consolidated Financial Statements................    6
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   18
Part II: Other Information
  Legal Proceedings.........................................   24
  Other Information.........................................   26
  Exhibits and Reports on Form 8-K..........................   27
  Index to Exhibits.........................................   30

                             ---------------------

     THIS FORM 10-Q/A AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY MEDAPHIS CORPORATION OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF MEDAPHIS CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q/A, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              -------------------------------
                                                                   1997             1996
                                                              --------------   --------------
                                                              (AS RESTATED,    (AS RESTATED,
                                                               SEE NOTE 8)      SEE NOTE 8)
Revenue.....................................................     $147,546         $162,249
Salaries and wages..........................................       93,578           91,730
Other operating expenses....................................       40,242           39,335
Depreciation................................................        6,985            5,940
Amortization................................................        6,114            6,533
Interest expense, net.......................................        6,115            2,105
Restructuring and other charges.............................           --              306
                                                                 --------         --------
          Total expenses....................................      153,034          145,949
Income (loss) before income taxes...........................       (5,488)          16,300
Income tax (benefit) expense................................       (2,424)           7,230
                                                                 --------         --------
          Net income (loss).................................       (3,064)           9,070
Pro forma income tax adjustments............................           --              354
                                                                 --------         --------
          Pro forma net income (loss).......................     $ (3,064)        $  9,424
                                                                 ========         ========
Pro forma net income (loss) per common share................     $  (0.04)        $   0.12
                                                                 ========         ========
Weighted average shares outstanding.........................       72,235           75,704
                                                                 ========         ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                MARCH 31,       DECEMBER 31,
                                                                   1997             1996
                                                              --------------   --------------
                                                               (UNAUDITED)
                                                              (AS RESTATED,    (AS RESTATED,
                                                               SEE NOTE 8)      SEE NOTE 8)
                                           ASSETS
Current Assets:
  Cash......................................................     $ 10,174        $   7,631
  Restricted cash...........................................       19,952           19,568
  Accounts receivable, billed...............................      101,728           99,823
  Accounts receivable, unbilled.............................       75,017           79,911
  Deferred tax asset........................................       36,177           36,177
  Other.....................................................       13,809           12,129
                                                                 --------        ---------
          Total current assets..............................      256,857          255,239
Property and equipment......................................       92,798           97,850
Deferred tax asset..........................................       45,473           43,044
Intangible assets...........................................      531,852          539,151
Other.......................................................        3,698            1,570
                                                                 --------        ---------
                                                                 $930,678        $ 936,854
                                                                 ========        =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................     $ 14,698        $  11,765
  Accrued compensation......................................       34,086           30,332
  Accrued expenses..........................................       90,710          100,675
  Current portion of long-term debt.........................      106,955           55,975
                                                                 --------        ---------
          Total current liabilities.........................      246,449          198,747
Long-term debt..............................................      162,720          215,752
Other obligations...........................................       12,331           13,830
                                                                 --------        ---------
          Total liabilities.................................      421,500          428,329
                                                                 --------        ---------
Stockholders' Equity:
  Common stock, voting, $0.01 par value, 200,000 authorized
     in 1997 and 1996; issued and outstanding 72,417 in 1997
     and 71,705 in 1996.....................................          724              717
  Common stock, non voting, $0.01 par value, 600 authorized
     in 1997 and 1996; none issued..........................           --               --
  Paid-in capital...........................................      670,336          666,673
  Accumulated deficit.......................................     (161,882)        (158,696)
                                                                 --------        ---------
                                                                  509,178          508,694
  Less treasury stock, at cost -- 16 shares in 1996.........           --             (169)
                                                                 --------        ---------
          Total stockholders' equity........................      509,178          508,525
                                                                 --------        ---------
                                                                 $930,678        $ 936,854
                                                                 ========        =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ------------------------------
                                                                  1997             1996
                                                              -------------    -------------
                                                              (AS RESTATED,    (AS RESTATED,
                                                               SEE NOTE 8)      SEE NOTE 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $ (3,064)        $  9,070
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization..........................      13,099           12,473
     (Gain) loss on sale of property and equipment..........        (102)             210
     Deferred income taxes..................................      (2,429)           7,230
     Changes in assets and liabilities, excluding effects of
      acquisitions:
       Increase in accounts receivable, billed..............      (1,905)         (16,195)
       Decrease (increase) in accounts receivable,
        unbilled............................................       4,893           (7,115)
       Increase (decrease) in accounts payable..............       2,933           (8,634)
       Increase in accrued compensation.....................       3,754            9,016
       Decrease in accrued expenses.........................     (10,260)          (9,629)
       Other, net...........................................      (1,042)            (598)
                                                                --------         --------
          Net cash provided by (used for) operating
            activities......................................       5,877           (4,172)
                                                                --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................        (769)          (5,722)
  Purchases of property and equipment.......................      (3,400)         (19,467)
  Proceeds from sale of property and equipment..............       3,644               13
  Software development costs................................      (1,398)         (13,419)
                                                                --------         --------
          Net cash used for investing activities............      (1,923)         (38,595)
                                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       3,618            7,660
  Proceeds from borrowings..................................      10,000           43,566
  Principal payments of long-term debt......................     (12,020)         (13,782)
  Other.....................................................      (3,009)           3,819
                                                                --------         --------
          Net cash (used for) provided by financing
            activities......................................      (1,411)          41,263
                                                                --------         --------
CASH:
  Net change................................................       2,543           (1,504)
  Balance at beginning of period............................       7,631           18,979
                                                                --------         --------
  Balance at end of period..................................    $ 10,174         $ 17,475
                                                                ========         ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
     Interest...............................................    $  4,615         $  3,551
     Income taxes...........................................         612              629
  Non-cash investing and financing activities:
     Liabilities assumed in acquisitions....................          --            2,027
     Additions to capital lease obligations.................          --            9,190
     Common stock issued upon conversion of subordinated
      debentures............................................          --           63,375

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q/A may wish to refer to the audited consolidated financial statements of the Company for the fiscal years ended December 31, 1996 and 1997 included in the Company's Annual Report on Form 10-K filed February 2, 1998 ("10-K").

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

                                                                  THREE MONTHS ENDED
                                                                    MARCH 31, 1996
                                                                  ------------------
                                                                    (IN THOUSANDS,
                                                                   EXCEPT PER SHARE
                                                                        DATA)
                                                                    (AS RESTATED,
                                                                     SEE NOTE 8)
    Revenue:
      Medaphis, as originally reported..........................       $136,582
      Restatement adjustments...................................         (2,878)
                                                                       --------
      Medaphis, as restated.....................................        133,704
      Rapid Systems.............................................          5,248
      BSG, as restated..........................................         19,539
      HDS.......................................................          3,758
                                                                       --------
      Combined..................................................       $162,249
                                                                       ========
    Pro forma net income (loss):
      Medaphis, as originally reported..........................       $ 13,198
      Restatement adjustments...................................         (6,155)
                                                                       --------
      Medaphis, as restated.....................................          7,043
      Rapid Systems.............................................           (852)
      BSG, as restated..........................................          2,497
      HDS.......................................................            382
      Pro forma provision for Rapid Systems.....................            354
                                                                       --------
      Combined..................................................       $  9,424
                                                                       ========
    Pro forma net income per common share:
      Medaphis, as originally reported..........................       $   0.23
                                                                       ========
      Medaphis, as restated.....................................       $   0.12
                                                                       ========
      Combined..................................................       $   0.12
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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 4 -- RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                                    MARCH 31,
                                                                       1996
                                                                  --------------
                                                                  (AS RESTATED,
                                                                   SEE NOTE 8)
                                                                  (IN THOUSANDS)
    Restructuring charges.......................................     $ 2,099
    Pooling charges.............................................      (1,793)
                                                                     -------
                                                                     $   306
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

                                                                MARCH 31,
                                                                   1996
                                                              --------------
                                                              (AS RESTATED,
                                                               SEE NOTE 8)
                                                              (IN THOUSANDS)
IVC.........................................................     $   200
Automation Atwork Companies.................................        (408)
Healthcare Recoveries, Inc. ("HRI").........................        (765)
Consort Technologies, Inc...................................        (526)
Other.......................................................        (294)
                                                                 -------
                                                                 $(1,793)
                                                                 =======

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
                                                                  =======    =======    ======

NOTE 5 -- INCOME TAXES

     In 1996, Medaphis acquired IVC, Rapid Systems and BSG in merger transactions which were accounted for as poolings-of-interests. Prior to such mergers, IVC, Rapid Systems and a company acquired by BSG prior to the BSG merger had elected "S" corporation status for income tax purposes. As a result of such mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S"

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
corporation elections. Pro forma net income and pro forma net income per common share are presented as if the entities had been "C" corporations during the three months ended March 31, 1996.

NOTE 6 -- LINES OF BUSINESS

     Medaphis has five reportable segments: Physician Services, Hospital Services, HRI, HIT, and the BSG Group. Physician Services is the largest provider of business management solutions and claims processing to physicians in the United States. Hospital Services is the largest provider of business management services to hospitals in the United States. HRI provides subrogation and related recovery services primarily to healthcare payors. HIT provides application software and systems integration services to both hospitals and physicians. The BSG Group provides full-service systems integration, information technology consulting and tailored software development to more than 100 clients in a variety of markets, including healthcare.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Form 10-K. Medaphis evaluates each segments' performance based on operating profit or loss. The Company also accounts for intersegment sales as if the sales were to third parties.

     Information concerning the operations in these reportable segments is as follows:

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  ----------------------------------
                                                                       1997               1996
                                                                  ---------------    ---------------
                                                                  (IN THOUSANDS)     (IN THOUSANDS)
                                                                   (AS RESTATED,      (AS RESTATED,
                                                                    SEE NOTE 8)        SEE NOTE 8)
    Revenue:
      Physician Services........................................     $ 71,760           $ 76,247
      Hospital Services.........................................       23,756             22,281
      HRI.......................................................        8,916              6,676
      HIT.......................................................       19,690             16,212
      BSG Group.................................................       23,810             41,263
      Corporate and Eliminations................................         (386)              (430)
                                                                     --------           --------
                                                                     $147,546           $162,249
                                                                     ========           ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  ----------------------------------
                                                                       1997               1996
                                                                  ---------------    ---------------
                                                                  (IN THOUSANDS)     (IN THOUSANDS)
    Operating profit (loss)(1):
      Physician Services........................................     $  1,241           $   (268)
      Hospital Services.........................................        2,483              4,674
      HRI.......................................................        2,253              1,388
      HIT.......................................................        2,818              3,597
      BSG Group.................................................          274             14,241
      Corporate and Eliminations................................       (8,442)            (4,921)
                                                                     --------           --------
                                                                     $    627           $ 18,711
                                                                     ========           ========
    Interest expense, net.......................................     $  6,115           $  2,105
                                                                     --------           --------
    Restructuring and other charges:
      Physician Services........................................     $     --           $  1,805
      Hospital Services.........................................           --                 --
      HRI.......................................................           --               (765)
      HIT.......................................................           --               (934)
      BSG Group.................................................           --                200
      Corporate.................................................           --                 --
                                                                     --------           --------
                                                                           --                306
                                                                     --------           --------
    Income (loss) before income taxes...........................     $ (5,488)          $ 16,300
                                                                     ========           ========
    Depreciation and amortization:
      Physician Services........................................     $  8,494           $  7,515
      Hospital Services.........................................        1,278              1,200
      HRI.......................................................          245                195
      HIT.......................................................        1,710              1,486
      BSG Group.................................................        1,045              1,744
      Corporate.................................................          327                333
                                                                     --------           --------
                                                                     $ 13,099           $ 12,473
                                                                     ========           ========
    Capital expenditures:
      Physician Services........................................     $  1,272             12,787
      Hospital Services.........................................          786              1,482
      HRI.......................................................           51                305
      HIT.......................................................          665                966
      BSG Group.................................................          609              3,337
      Corporate.................................................           17                590
                                                                     --------           --------
                                                                     $  3,400           $ 19,467
                                                                     ========           ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                                              AS OF
                                                                ----------------------------------
                                                                   MARCH 31,        DECEMBER 31,
                                                                     1997               1996
                                                                ---------------    ---------------
                                                                (IN THOUSANDS)     (IN THOUSANDS)
                                                                 (AS RESTATED       (AS RESTATED
                                                                  SEE NOTE 8)        SEE NOTE 8)
  Identifiable assets:
    Physician Services........................................     $600,765           $610,150
    Hospital Services.........................................      100,288             97,626
    HRI.......................................................       24,947             23,863
    HIT.......................................................       66,450             67,961
    BSG Group.................................................       44,334             51,972
    Corporate.................................................       93,894             85,282
                                                                   --------           --------
                                                                   $930,678           $936,854
                                                                   ========           ========

---------------

(1) Excludes restructuring and other charges, litigation settlement and interest expense.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 8 -- RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 AND 1997

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

     During the third quarter of 1997, in connection with a refinancing effort of the Company's then credit agreement, management evaluated certain revenue practices at Health Data Sciences Corporation ("HDS"), a wholly-owned subsidiary of the Company which was acquired by the Company in a merger transaction in June 1996 that was accounted for as a pooling of interests. These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As disclosed by the Company in its Form 10-Q for its fiscal quarter ending September 30, 1997, management determined that certain revenue of HDS was improperly recognized and, accordingly, determined to restate its financial statements for its 1994, 1995 and 1996 fiscal years and the first two fiscal quarters of its 1997 fiscal year. The effect of such restatements on the Company's net income (loss) for the years ended December 31, 1994, 1995 and 1996 was ($5.8) million, $(1.1) million and $(7.3) million, respectively. The cumulative reduction in assets caused by such restatement was $20.5 million.

     As a result of the HDS related restatements, Deloitte & Touche, the predecessor accountant withdrew its audit opinion dated March 31, 1997 in respect of the Company's 1994, 1995 and 1996 fiscal years. Consequently, the Company engaged Price Waterhouse to re-audit the Company's 1995 and 1996 fiscal years and audit the Company's nine-month period ending September 30, 1997.

     Subsequent to the restatement related to HDS and in connection with the reaudit of the Company's fiscal years ended December 31, 1995 and 1996 and the audit of the Company's nine months ended September 30, 1997 by Price Waterhouse, the Board of Directors of the Company determined, upon recommendation of the Audit Committee of the Board, to restate the results of such periods to account for the December 1995 acquisition of Medical Management Sciences, Inc. ("MMS") on a purchase accounting basis. The MMS transaction had been accounted for as a pooling of interests.

     The Company has determined that all appropriate adjustments have been made to its interim financial statements and that its consolidated financial statements, taken as a whole, present fairly in all material respects the Company's financial position, results of operations and cash flows for its fiscal quarter ended March 31, 1996 and 1997 in conformity with generally accepted accounting principles.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                               THREE MONTHS ENDED MARCH 31, 1996
                                                              ------------------------------------
                                                                  AS            AS
                                                              ORIGINALLY    PREVIOUSLY      AS
                                                               REPORTED      RESTATED    RESTATED
                                                              -----------   ----------   ---------
                                                                         (IN THOUSANDS,
                                                                     EXCEPT PER SHARE DATA)
Revenue.....................................................    $163,627      $162,249    $162,249
Salaries and wages..........................................      90,565        91,730      91,730
Other Operating expenses....................................      39,354        39,335      39,335
Depreciation................................................       4,951         5,940       5,940
Amortization................................................       4,909         5,109       6,533
Income before income taxes..................................      21,593        18,088      16,300
Net income..................................................      12,725        10,659       9,070
Pro forma net income........................................      13,079        11,013       9,424
Pro forma net income per common share.......................    $   0.17      $   0.15    $   0.12

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 1997
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS,
                                                                EXCEPT PER SHARE
                                                                      DATA)
Revenue.....................................................   $147,546    $147,546
Salaries and wages..........................................     93,578      93,578
Other operating expenses....................................     40,242      40,242
Depreciation................................................      6,985       6,985
Amortization................................................      4,690       6,114
Income (loss) before income taxes...........................     (4,064)     (5,488)
Pro forma net income (loss).................................     (1,839)     (3,064)
Pro forma net income per common share.......................   $  (0.03)   $  (0.04)

                                                               AS OF DECEMBER 31,
                                                                      1996
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current Assets..............................................   $269,385    $255,239
Total Assets................................................    815,624     936,854
Current Liabilities.........................................    193,752     198,747
Total Liabilities...........................................    423,334     428,329
Total Stockholders' Equity..................................    392,290     508,525

                                                              AS OF MARCH 31, 1997
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current Assets..............................................   $271,003    $256,857
Total Assets................................................    810,673     930,678
Current Liabilities.........................................    241,454     246,449
Total Liabilities...........................................    416,505     421,500
Total Stockholders' Equity..................................    394,168     509,178

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

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

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                   1997              1996
                                                              --------------    --------------
                                                               (AS RESTATED      (AS RESTATED
                                                               SEE NOTE 8)       SEE NOTE 8)
Revenue.....................................................      100.0%            100.0%
Salaries and wages..........................................       63.4              56.5
Other operating expenses....................................       27.3              24.2
Depreciation................................................        4.7               3.7
Amortization................................................        4.1               4.0
Interest expense, net.......................................        4.1               1.3
Restructuring and other charges.............................        0.0               0.2
                                                                  -----             -----
Income (loss) before income taxes...........................       (3.6)             10.1
Income taxes................................................       (1.6)              4.5
                                                                  -----             -----
Net income (loss)...........................................       (2.0)              5.6
Pro forma adjustments.......................................         --               0.2
                                                                  -----             -----
Pro forma net income (loss).................................       (2.0)%             5.8%
                                                                  =====             =====

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              -------------------------------
                                                                   1997             1996
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
                                                               (AS RESTATED     (AS RESTATED
                                                               SEE NOTE 8)      SEE NOTE 8)
     Revenue:
       Physician Services...................................     $ 71,760         $ 76,247
       Hospital Services....................................       23,756           22,281
       HRI..................................................        8,916            6,676
       HIT..................................................       19,690           16,212
       BSG Group............................................       23,810           41,263
       Corporate and Eliminations...........................         (386)            (430)
                                                                 --------         --------
                                                                 $147,546         $162,249
                                                                 ========         ========

     As part of the 1997 operating plan, management's primary emphasis is on improving the services provided to its existing clients and not on growing its revenue base.

     The slight decrease in Physician Services' revenue in the first quarter of 1997 from the same period of 1996 is attributable to the above-mentioned revenue pressure on the physician accounts receivable and practice management operations and the emphasis of improving customer service.

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

     Amortization. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $6.1 million in the first quarter of 1997 as compared with $6.5 million in the first quarter of 1996. The decrease is primarily due to the write-off of Imonics' purchased goodwill.

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

     Restructuring and Other Charges. Components of restructuring and other charges are as follows:

                                                                 MARCH 31,
                                                                   1996
                                                              ---------------
                                                              (IN THOUSANDS)
                                                               (AS RESTATED)
                                                                SEE NOTE 8
     Restructuring charges..................................      $ 2,099
     Pooling charges........................................       (1,793)
                                                                  -------
                                                                  $   306
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

                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
                                                              (AS RESTATED)
                                                                SEE NOTE 8
IVC.........................................................     $   200
Automation Atwork Companies.................................        (408)
HRI.........................................................        (765)
Consort Technologies, Inc...................................        (526)
Other.......................................................        (294)
                                                                 -------
                                                                 $(1,793)
                                                                 =======

     Income (Loss) Before Income Taxes. The Company's loss before income taxes was (3.6)% of revenue in the first quarter of 1997 as compared with income of 10.1% of revenue in the first quarter of 1996. The decrease is primarily the result of the aforementioned revenue decreases.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $10.4 million at March 31, 1997, including $10.2 million of cash.

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

     During the third quarter of 1997, in connection with a refinancing effort of the Company's then credit agreement, management evaluated certain revenue practices at Health Data Sciences Corporation ("HDS"), a wholly-owned subsidiary of the Company which was acquired by the Company in a merger transaction in June 1996 that was accounted for as a pooling of interests. These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As disclosed by the Company in its Form 10-Q for its fiscal quarter ending September 30, 1997, management determined that certain revenue of HDS was improperly recognized and, accordingly, determined to restate its financial statements for its 1994, 1995 and 1996 fiscal years and the first two fiscal quarters of its 1997 fiscal year. The effect of such restatements on the Company's net income (loss) for the years ended December 31, 1994, 1995 and 1996 was ($5.8) million, $(1.1) million and $(7.3) million, respectively. The cumulative reduction in assets caused by such restatement was $20.5 million.

     As a result of the HDS related restatements, Deloitte & Touche, the predecessor accountant withdrew its audit opinion dated March 31, 1997 in respect of the Company's 1994, 1995 and 1996 fiscal years. Consequently, the Company engaged Price Waterhouse to re-audit the Company's 1995 and 1996 fiscal years and audit the Company's nine-month period ending September 30, 1997.

     Subsequent to the restatement related to HDS and in connection with the reaudit of the Company's fiscal years ended December 31, 1995 and 1996 and the audit of the Company's nine months ended September 30, 1997 by Price Waterhouse, the Board of Directors of the Company determined, upon recommendation of the Audit Committee of the Board, to restate the results of such periods to account for the December 1995 acquisition of Medical Management Sciences, Inc. ("MMS") on a purchase accounting basis. The MMS transaction had been accounted for as a pooling of interests.

     The Company has determined that all appropriate adjustments have been made to its interim financial statements and that its consolidated financial statements, taken as a whole, present fairly in all material respects the Company's financial position, results of operations and cash flows for its fiscal quarter ended March 31, 1996 and 1997 in conformity with generally accepted accounting principles.

                                                                         THREE MONTHS ENDED
                                                                           MARCH 31, 1996
                                                             -------------------------------------------
                                                             AS ORIGINALLY   AS PREVIOUSLY
                                                               REPORTED        RESTATED      AS RESTATED
                                                             -------------   -------------   -----------
                                                                           (IN THOUSANDS,
                                                                       EXCEPT PER SHARE DATA)
Revenue....................................................    $163,627        $162,249       $162,249
Salaries and wages.........................................      90,565          91,730         91,730
Other Operating expenses...................................      39,354          39,335         39,335
Depreciation...............................................       4,951           5,940          5,940
Amortization...............................................       4,909           5,109          6,533
Income before income taxes.................................      21,593          18,088         16,300
Net income.................................................      12,725          10,659          9,070
Pro forma net income.......................................      13,079          11,013          9,424
Pro forma net income per common share......................    $   0.17        $   0.15       $   0.12

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 1997
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS,
                                                                EXCEPT PER SHARE
                                                                      DATA)
Revenue.....................................................   $147,546    $147,546
Salaries and wages..........................................     93,578      93,578
Other operating expenses....................................     40,242      40,242
Depreciation................................................      6,985       6,985
Amortization................................................      4,690       6,114
Income (loss) before income taxes...........................     (4,064)     (5,488)
Pro Forma net income (loss).................................     (1,839)     (3,064)
Pro Forma net income per common share.......................   $  (0.03)   $  (0.04)

                                                               AS OF DECEMBER 31,
                                                                      1996
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current Assets..............................................   $269,385    $255,239
Total Assets................................................    815,624     936,854
Current Liabilities.........................................    193,752     198,747
Total Liabilities...........................................    423,334     428,329
Total Stockholders' Equity..................................    392,290     508,525

                                                              AS OF MARCH 31, 1997
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current Assets..............................................   $271,003    $256,857
Total Assets................................................    810,673     930,678
Current Liabilities.........................................    241,454     246,449
Total Liabilities...........................................    416,505     421,500
Total Stockholders' Equity..................................    394,168     509,178

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

                                          MEDAPHIS CORPORATION

                                          By:      /s/ ALLEN W. RITCHIE
                                             -----------------------------------
                                                         Allen W. Ritchie
                                                         Senior Vice President
                                                         and Chief Financial
                                                         Officer


Date: February 2, 1998

                                          By:     /s/ MARK P. COLONNESE
                                             -----------------------------------
                                                         Mark P. Colonnese
                                                         Vice President and
                                                         Corporate Controller
                                                         (Principal Accounting
                                                         Officer)

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

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                           DESCRIPTION OF EXHIBITS                         PAGE
-------                          -----------------------                     ------------
11         --  Statement regarding Computation of Earnings Per Share
27         --  Financial Data Schedule (for SEC use only)
99.1       --  Safe Harbor Compliance Statement for Forward-Looking
               Statements