Form 10-Q/A
period 1997-06-30
MEDAPHIS CORP
filed 1998-02-02
CIK 878556

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         SHARES OUTSTANDING
TITLE OF CLASS                                           AT AUGUST 8, 1997
--------------                                           ------------------
Common Stock $0.01 Par Value...........................  72,905,294 Shares
Non-voting Common Stock $0.01 Par Value................           0 Shares

================================================================================

                              MEDAPHIS CORPORATION

                                  FORM 10-Q/A
                                 JUNE 30, 1997

                                                              PAGE
                                                              ----
Part I:  FINANCIAL INFORMATION
  Consolidated Statements of Operations for the three and
     six months ended June 30, 1997 and 1996................      3
  Consolidated Balance Sheets as of June 30, 1997 and
     December 31, 1996......................................      4
  Consolidated Statements of Cash Flows for the six months
     ended June 30, 1997 and 1996...........................      5
  Notes to Consolidated Financial Statements................      6
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     18
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

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                             -------------------------------   -------------------------------
                                                  1997             1996             1997             1996
                                             --------------   --------------   --------------   --------------
                                             (AS RESTATED,    (AS RESTATED,    (AS RESTATED,    (AS RESTATED,
                                              SEE NOTE 7)      SEE NOTE 7)      SEE NOTE 7)      SEE NOTE 7)
Revenue....................................     $150,967         $160,768         $298,513         $323,017
                                                --------         --------         --------         --------
Salaries and wages.........................       92,386           95,222          185,964          186,952
Other operating expenses...................       37,781           39,889           78,023           79,224
Depreciation...............................        7,050            6,840           14,035           12,780
Amortization...............................        6,089            6,532           12,203           13,065
Interest expense, net......................        6,056            2,630           12,171            4,735
Restructuring and other charges............        2,824           16,889            2,824           17,195
                                                --------         --------         --------         --------
          Total expenses...................      152,186          168,002          305,220          313,951
Income (loss) before income taxes and
  extraordinary item.......................       (1,219)          (7,234)          (6,707)           9,066
Income tax (benefit) expense...............           41            2,697           (2,383)           9,927
                                                --------         --------         --------         --------
Income (loss) before extraordinary item....       (1,260)          (9,931)          (4,324)            (861)
Extraordinary income on sale of HRI, net of
  tax......................................       76,391               --           76,391               --
                                                --------         --------         --------         --------
          Net income (loss)................       75,131           (9,931)          72,067             (861)
Pro forma income tax adjustments...........           --               --               --              354
                                                --------         --------         --------         --------
          Pro forma net income (loss)......     $ 75,131         $ (9,931)        $ 72,067         $   (507)
                                                ========         ========         ========         ========
Pro forma net income (loss) per common
  share:
  Pro forma net income (loss) before
     extraordinary item....................     $  (0.02)        $  (0.14)        $  (0.06)        $  (0.01)
  Extraordinary income on sale of HRI......         1.02               --             1.02               --
                                                --------         --------         --------         --------
  Pro forma net income (loss)..............     $   1.00         $  (0.14)        $   0.96         $  (0.01)
                                                ========         ========         ========         ========
Weighted average shares outstanding........       75,149           71,167           74,983           74,786
                                                ========         ========         ========         ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                JUNE 30,        DECEMBER 31,
                                                                  1997              1996
                                                              -------------     -------------
                                                              (AS RESTATED,     (AS RESTATED,
                                                               SEE NOTE 7)       SEE NOTE 7)
                                           ASSETS
Current Assets:
  Cash......................................................    $  3,958          $  7,631
  Restricted cash...........................................      16,059            19,568
  Accounts receivable, billed...............................     100,651            99,823
  Accounts receivable, unbilled.............................      80,763            79,911
  Deferred tax asset........................................          --            36,177
  Other.....................................................      12,086            12,129
                                                                --------          --------
          Total current assets..............................     213,517           255,239
Property and equipment......................................      87,756            97,850
Deferred tax asset..........................................      54,638            43,044
Intangible assets...........................................     527,165           539,151
Other.......................................................       2,510             1,570
                                                                --------          --------
                                                                $885,586          $936,854
                                                                ========          ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $ 11,880          $ 11,765
  Accrued compensation......................................      29,786            30,332
  Accrued expenses..........................................      81,979           100,675
  Current portion of long-term debt.........................     150,224            55,975
  Deferred tax liability....................................       9,312                --
                                                                --------          --------
          Total current liabilities.........................     283,181           198,747
Long-term debt..............................................       8,993           215,752
Other obligations...........................................       8,215            13,830
                                                                --------          --------
          Total liabilities.................................     300,389           428,329
                                                                --------          --------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized in 1997;
     none issued............................................          --                --
  Common stock, voting, $0.01 par value, 200,000 authorized
     in 1997 and 1996; issued and outstanding 72,503 in 1997
     and 71,705 in 1996.....................................         725               717
  Common stock, non voting, $0.01 par value, 600 authorized
     in 1997 and 1996; none issued..........................          --                --
  Paid-in capital...........................................     671,193           666,673
  Accumulated deficit.......................................     (86,721)         (158,696)
                                                                --------          --------
                                                                 585,197           508,694
  Less treasury stock, at cost -- 16 shares in 1996.........          --              (169)
                                                                --------          --------
          Total stockholders' equity........................     585,197           508,525
                                                                --------          --------
                                                                $885,586          $936,854
                                                                ========          ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              -----------------------------
                                                                  1997            1996
                                                              -------------   -------------
                                                              (AS RESTATED,   (AS RESTATED,
                                                               SEE NOTE 7)     SEE NOTE 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $ 72,067         $  (861)
  Adjustments to reconcile net income (loss) to net cash
     (used for) provided by operating activities:
     Depreciation and amortization..........................      26,238          25,845
     Gain on sale of HRI....................................     (76,391)             --
     Impairment loss of property and equipment..............         790             343
     Deferred income taxes..................................      (1,516)          9,926
     Changes in assets and liabilities, excluding effects of
      acquisitions:
       Increase in restricted cash..........................     (10,449)           (958)
       Increase in accounts receivable, billed..............      (3,148)        (27,513)
       Decrease (increase) in accounts receivable,
        unbilled............................................         418          (9,491)
       Increase (decrease) in accounts payable..............         828         (16,190)
       Increase in accrued compensation.....................       1,602           1,472
       Decrease in accrued expenses.........................     (13,016)         (5,209)
       Other, net...........................................      (3,024)          1,172
                                                                --------         -------
          Net cash used for operating activities............      (5,601)        (21,464)
                                                                --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................      (5,768)        (12,737)
  Purchases of property and equipment.......................      (7,692)        (34,541)
  Proceeds from sale of HRI, net............................     126,375              --
  Proceeds from sale of property and equipment..............       3,644              18
  Software development costs................................      (2,877)        (26,382)
                                                                --------         -------
          Net cash provided by (used for) investing
            activities......................................     113,682         (73,642)
                                                                --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       3,651           9,673
  Proceeds from borrowings..................................      42,492          96,749
  Principal payments of long-term debt......................    (154,889)        (25,612)
  Other.....................................................      (3,008)          3,813
                                                                --------         -------
          Net cash (used for) provided by financing
            activities......................................    (111,754)         84,623
                                                                --------         -------
CASH:
  Net change................................................      (3,673)        (10,483)
  Balance at beginning of period............................       7,631          18,979
                                                                --------         -------
  Balance at end of period..................................    $  3,958         $ 8,496
                                                                ========         =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
     Interest...............................................    $  7,128         $ 7,005
     Income taxes...........................................       1,125           5,684
  Non-cash investing and financing activities:
     Liabilities assumed in acquisitions....................          --           2,700
     Additions to capital lease obligations.................          --          12,620
     Common stock issued upon conversion of subordinated
      debentures............................................          --          63,375

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q/A may wish to refer to the audited consolidated financial statements of the Company for the fiscal years ended December 31, 1996 and 1997 included in the Company's Annual Report on Form 10-K filed February 2, 1998 ("Form 10-K").

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

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its then current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint (the "Consolidated Second Amended Complaint"). In general, the Consoli-

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
dated Second Amended Complaint alleges violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The Consolidated Second Amended Complaint is brought on behalf of a class of persons who purchased or otherwise acquired Medaphis Common Stock between January 6, 1996 and October 21, 1996. The Consolidated Second Amended Complaint also asserts claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and Health Data Sciences Corporation ("HDS"). On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety. On May 27, 1997, the court denied defendants' motion to dismiss. Discovery currently is proceeding. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

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

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. The demurrer was denied on February 5, 1997. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former officers of Medaphis. These newly added defendants have not yet responded to the amended complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

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

4. RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------    -----------------
                                                 1997        1996       1997      1996
                                                -------    --------    ------    -------
                                                             (IN THOUSANDS)
                                                       (AS RESTATED, SEE NOTE 7)
Restructuring charges.........................   $   --     $ 4,250    $   --    $ 6,349
Legal costs...................................    2,000          --     2,000         --
Pooling charges...............................       --      12,364        --     10,571
Other.........................................      824         275       824        275
                                                 ------     -------    ------    -------
                                                 $2,824     $16,889    $2,824    $17,195
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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     Pooling Charges. In connection with the following mergers, the Company incurred transaction fees, costs and expenses. In accordance with the requirements of pooling-of-interests accounting, these costs have been reflected in the operating results for 1996.

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              1997       1996      1997      1996
                                                            --------   --------   -------   -------
                                                                        (IN THOUSANDS)
                                                                   (AS RESTATED, SEE NOTE 7)
Automation Atwork Companies...............................   $    --    $    --   $    --   $  (408)
HRI.......................................................        --         --        --      (765)
Consort Technologies, Inc.................................        --         --        --      (526)
Intelligent Visual Computing, Inc. ("IVC")................        --         --        --       200
Rapid Systems Solutions, Inc. ("Rapid Systems")...........        --        900        --       900
BSG.......................................................        --      6,214        --     6,214
HDS.......................................................        --      5,250        --     5,250
Other.....................................................        --         --        --      (294)
                                                             -------    -------   -------   -------
                                                             $    --    $12,364   $    --   $10,571
                                                             =======    =======   =======   =======

     A description of the type and amount of exit costs paid in the six months ended June 30, 1997 is as follows:

                                                            RESERVE        PAID     RESERVE
                                                            BALANCE      THROUGH    BALANCE
                                                          DECEMBER 31,   JUNE 30,   JUNE 30,
                                                              1996         1997       1997
                                                          ------------   --------   --------
                                                                    (IN THOUSANDS)
Lease termination costs.................................    $ 7,514      $(2,635)    $4,879
Severance...............................................      2,748       (1,831)       917
Other...................................................      1,222         (876)       346
                                                            -------      -------     ------
                                                            $11,484      $(5,342)    $6,142
                                                            =======      =======     ======

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

6. LINES OF BUSINESS

     Medaphis has five reportable segments: Physician Services, Hospital Services, HRI, HIT, and the BSG Group. Physician Services is a leading provider of business management solutions and claims processing to physicians in the United States. Hospital Services is a leading provider of business management services to hospitals in the United States. HRI provider subrogation and related recovery services primarily to healthcare payors. HRI was sold on May 28, 1997. HIT provides application software and systems integration services to both hospitals and physicians. The BSG Group provides full-service systems integration, information technology consulting and tailored software development to more than 100 clients in a variety of markets, including healthcare.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Form 10-K. Medaphis evaluated each segments' performance based on operating profit or loss. The Company also accounts for intersegment sales as if the sales were to third parties. Information concerning the operations in these reportable segments is as follows:

                                          THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                             ENDED          ENDED         ENDED        ENDED
                                            JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30
                                              1997           1996          1997         1997
                                          ------------   ------------   ----------   ----------
                                                             (IN THOUSANDS)
                                                        (AS RESTATED, SEE NOTE 7)
Revenue:
  Physician Services....................    $ 74,954       $ 74,706      $146,714     $150,953
  Hospital Services.....................      25,161         23,040        48,917       45,321
  HRI...................................       5,804          8,650        14,720       15,326
  HIT...................................      23,483         19,845        43,173       36,057
  BSG Group.............................      21,888         35,376        45,698       76,639
  Corporate and Eliminations............        (323)          (849)         (709)      (1,279)
                                            --------       --------      --------     --------
                                            $150,967       $160,768      $298,513     $323,017
                                            ========       ========      ========     ========
Operating Profit(1):
  Physician Services....................    $  4,738       $ (2,023)     $  5,979     $ (2,291)
  Hospital Services.....................       3,919          4,675         6,402        9,349
  HRI...................................       1,432          3,097         3,685        4,485
  HIT...................................       8,374          6,792        11,192       10,389
  BSG Group.............................        (765)         4,924          (491)      19,165
  Corporate and Eliminations............    $(10,037)      $ (5,180)     $(18,480)    $(10,101)
                                            --------       --------      --------     --------
                                            $  7,661       $ 12,285      $  8,287     $ 30,996
                                            ========       ========      ========     ========
  Interest expense, net.................    $  6,056       $  2,630      $ 12,171     $  4,735
                                            ========       ========      ========     ========
Restructuring and Other Charges:
  Physician Services....................    $  2,000       $  3,323      $  2,000     $  5,128
  Hospital Services.....................          --             --            --           --
  HRI...................................          --             --            --         (765)
  HIT...................................          --          5,250            --        4,316
  BSG Group.............................          --          8,316            --        8,516
  Corporate.............................    $    824       $     --      $    824     $     --
                                            --------       --------      --------     --------
                                            $  2,824       $ 16,889      $  2,824     $ 17,195
                                            ========       ========      ========     ========
  Income (loss) before income taxes.....    $ (1,219)      $ (7,234)     $ (6,708)    $  9,066
                                            ========       ========      ========     ========
Depreciation and Amortization:
  Physician Services....................    $  8,899       $  8,286      $ 17,393     $ 15,801
  Hospital Services.....................       1,325          1,189         2,603        2,389
  HRI...................................         156            212           401          407
  HIT...................................       1,259          1,358         2,969        2,844
  BSG Group.............................       1,129          1,956         2,174        3,700
  Corporate.............................    $    371       $    371      $    699     $    704
                                            --------       --------      --------     --------
                                            $ 13,139       $ 13,372      $ 26,239     $ 25,845
                                            ========       ========      ========     ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                          THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                             ENDED          ENDED         ENDED        ENDED
                                            JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30
                                              1997           1996          1997         1997
                                          ------------   ------------   ----------   ----------
                                                             (IN THOUSANDS)
Capital Expenditures:
  Physician Services....................    $    547       $  5,874      $  1,819     $ 18,661
  Hospital Services.....................       2,203          2,046         2,989        3,528
  HRI...................................          57            510           108          815
  HIT...................................         646            897         1,311        1,863
  BSG Group.............................         487          5,042         1,096        8,379
  Corporate.............................    $    352       $    705      $    369     $  1,295
                                            --------       --------      --------     --------
                                            $  4,292       $ 15,074      $  7,692     $ 34,541
                                            ========       ========      ========     ========

                                                                AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1997          1996
                                                              ---------   -------------
                                                                   (IN THOUSANDS)
                                                              (AS RESTATED, SEE NOTE 7)
Identifiable Assets:
  Physician Services........................................   $593,137      $610,150
  Hospital Services.........................................    103,436        97,626
  HRI.......................................................         --        23,863
  HIT.......................................................     70,430        67,961
  BSG Group.................................................     40,265        51,972
  Corporate.................................................   $ 78,319      $ 85,282
                                                               --------      --------
                                                               $885,587      $936,854
                                                               ========      ========

(1) Excludes restructuring and other charges, litigation settlement and interest expense.

7. RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1997

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

     During the third quarter of 1997, in connection with a refinancing effort, management evaluated certain revenue recognition practices at Health Data Sciences Corporation ("HDS"), which was acquired in a merger transaction in June 1996 and accounted for as a pooling of interests. These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As a result of this evaluation, management determined that certain revenue of HDS was improperly recognized and, accordingly, restated the Company's financial

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
statements for years ended December 31, 1994, 1995 and 1996 and the first two fiscal quarters of its 1997 fiscal year. The effect of such restatements on the Company's net income (loss) for the years ended December 31, 1994, 1995 and 1996 was ($5.8) million, $(1.1) million and $(7.3) million, respectively. The cumulative reduction in assets caused by such restatement was $20.5 million.

     As a result of the HDS related restatements, Deloitte & Touche, the predecessor accountants, withdrew its audit opinion dated March 31, 1997 in respect of the Company's 1994, 1995 and 1996 fiscal years. Consequently, the Company engaged Price Waterhouse to re-audit the Company's 1995 and 1996 fiscal years and audit the Company's nine-month period ending September 30, 1997.

     Subsequent to the restatement related to HDS and in connection with the reaudit of the Company's fiscal years ended December 31, 1995 and 1996 and the audit of the Company's nine months ended September 30, 1997 by Price Waterhouse, the Board of Directors of the Company determined, upon recommendation of the Audit Committee of the Board, to restate the results of such periods to account for the December 1995 acquisition of Medical Management Sciences, Inc. ("MMS") on a purchase accounting basis. The MMS transaction had been accounted for as a pooling of interest.

     The Company has determined that all appropriate adjustments have been made to its interim financial statements and that its consolidated financial statements, taken as a whole, present fairly in all material respects the Company's financial position, results of operations and cash flows for its fiscal quarter ended June 30, 1996 and 1997 in conformity with generally accepted accounting principles.

                                         THREE MONTHS ENDED                              SIX MONTHS ENDED
                                            JUNE 30, 1996                                  JUNE 30, 1996
                             -------------------------------------------    -------------------------------------------
                             AS ORIGINALLY   AS PREVIOUSLY                  AS ORIGINALLY   AS PREVIOUSLY
                               REPORTED        RESTATED      AS RESTATED      REPORTED        RESTATED      AS RESTATED
                             -------------   -------------   -----------    -------------   -------------   -----------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue....................    $175,193        $169,719       $160,768        $338,820        $331,968       $323,017
Salaries and wages.........      92,663          95,222         95,222         183,228         186,952        186,952
Other Operating expenses...      38,799          39,889         39,889          78,153          79,224         79,224
Depreciation...............       5,324           6,840          6,840          10,275          12,780         12,780
Amortization...............       4,826           5,108          6,532           9,735          10,217         13,065
Income before income
  taxes....................      13,776           3,141         (7,234)         35,369          21,229          9,066
Net income (loss)..........       3,337          (3,097)        (9,931)         16,062           7,562           (861)
Pro forma net income
  (loss)...................       3,337          (3,097)        (9,931)         16,416           7,916           (507)
Pro forma net income (loss)
  per common share.........    $   0.04        $  (0.04)      $  (0.14)       $   0.22        $   0.11       $  (0.01)

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30, 1997             JUNE 30, 1997
                                                       -----------------------   -----------------------
                                                           AS                        AS
                                                       ORIGINALLY       AS       ORIGINALLY       AS
                                                        REPORTED     RESTATED     REPORTED     RESTATED
                                                       -----------   ---------   -----------   ---------
                                                           (IN THOUSANDS,            (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)    EXCEPT PER SHARE DATA)
Revenue..............................................    $147,970     $150,967     $295,516     $298,513
Salaries and wages...................................      92,386       92,386      185,964      185,964
Other operating expenses.............................      37,781       37,781       78,023       78,023
Depreciation.........................................       7,050        7,050       14,035       14,035
Amortization.........................................       4,665        6,089        9,355       12,203
Income (loss) before income taxes....................      (1,968)      (1,219)      (6,032)      (6,707)
Income (loss) before extraordinary item..............        (248)      (1,260)      (2,087)      (4,324)
Pro Forma net income (loss)..........................      76,143       75,131       74,304       72,067
Pro forma net income per common share................    $   1.01     $   1.00     $   0.99     $   0.96

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                               AS OF DECEMBER 31,
                                                                      1996
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current Assets..............................................   269,385     255,239
Total Assets................................................   815,624     936,854
Current Liabilities.........................................   193,752     198,747
Total Liabilities...........................................   423,334     428,329
Total Stockholders' Equity..................................   392,290     508,525

                                                                 AS OF JUNE 30,
                                                                      1997
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current Assets..............................................   223,163     213,517
Total Assets................................................   765,537     885,586
Current Liabilities.........................................   277,954     283,181
Total Liabilities...........................................   295,162     300,389
Total Stockholders' Equity..................................   470,375     585,197

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

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                         -----------------------   ---------------------
                                                            1997         1996        1997        1996
                                                         ----------   ----------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Basic weighted average shares outstanding..............      72,443       71,167      72,339      70,795
                                                            =======      =======     =======     =======
Shares of common stock assumed issued upon exercise of
  stock options using the treasury stock method as it
  applies to the computation of diluted earnings per
  share................................................          --           --          --       3,991
                                                            -------      -------     -------     -------
Diluted weighted average shares outstanding............      72,443       71,167      72,339      74,786
                                                            =======      =======     =======     =======
Pro forma net income (loss) before extraordinary
  item.................................................     $(1,260)     $(9,931)    $(4,324)    $  (507)
Extraordinary income on sale of HRI....................      76,391           --      76,391          --
                                                            -------      -------     -------     -------
Pro forma net income (loss)............................     $75,131      $(9,931)    $72,067     $   507
                                                            =======      =======     =======     =======

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                         -----------------------   ---------------------
                                                            1997         1996        1997        1996
                                                         ----------   ----------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Basic earnings per share:
     Pro forma net income (loss) before extraordinary
       item............................................     $ (0.02)     $ (0.14)    $ (0.06)    $  0.01
     Extraordinary income on sale of HRI...............        1.02           --        1.02          --
                                                            -------      -------     -------     -------
     Pro forma net income (loss).......................     $  1.00      $ (0.14)    $  0.96     $  0.01
                                                            =======      =======     =======     =======
Diluted earnings per share:
     Pro forma net income (loss) before extraordinary
       item............................................     $ (0.02)     $ (0.14)    $ (0.06)    $  0.01
     Extraordinary income on sale of HRI...............        1.02           --        1.02          --
                                                            -------      -------     -------     -------
     Pro forma net income (loss).......................     $  1.00      $ (0.14)    $  0.96     $  0.01
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

RESULTS OF OPERATIONS

     The following table presents certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                          THREE MONTHS       SIX MONTHS
                                                         ENDED JUNE 30,    ENDED JUNE 30,
                                                         ---------------   ---------------
                                                          1997     1996     1997     1996
                                                         ------   ------   ------   ------
Revenue................................................   100.0%   100.0%   100.0%   100.0%
Salaries and wages.....................................    61.2     59.2     62.3     57.9
Other operating expenses...............................    25.0     24.8     26.1     24.5
Depreciation...........................................     4.7      4.3      4.7      4.0
Amortization...........................................     4.0      4.1      4.1      4.0
Interest expense, net..................................     4.0      1.6      4.1      1.5
Restructuring and other charges........................     1.9     10.5      0.9      5.3
                                                          -----    -----    -----    -----
Income (loss) before income taxes and extraordinary
  item.................................................    (0.8)    (4.5)    (2.2)     2.8
Income tax (benefit) expense...........................     0.0      1.7     (0.8)     3.1
                                                          -----    -----    -----    -----
Income (loss) before extraordinary item................    (0.8)    (6.2)    (1.4)    (0.3)
Extraordinary income on sale of HRI, net of tax........    50.6       --     25.6       --
                                                          -----    -----    -----    -----
Net income (loss)......................................    49.8     (6.2)    24.2     (0.3)
Pro forma adjustments..................................      --       --       --      0.1
                                                          -----    -----    -----    -----
Pro forma net income (loss)............................    49.8%    (6.2)%   24.2%    (0.2)%
                                                          =====    =====    =====    =====

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                          THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                             ENDED          ENDED         ENDED        ENDED
                                            JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                              1997           1996          1997         1996
                                          ------------   ------------   ----------   ----------
                                                             (IN THOUSANDS)
                                                        (AS RESTATED, SEE NOTE 7)
Revenue:
  Physician Services....................    $ 74,954       $ 74,706      $146,714     $150,953
  Hospital Services.....................      25,161         23,040        48,917       45,321
  HRI...................................       5,804          8,650        14,720       15,326
  HIT...................................      23,483         19,845        43,173       36,057
  BSG Group.............................      21,888         35,376        45,698       76,639
  Corporate and Eliminations............        (323)          (849)         (709)      (1,279)
                                            --------       --------      --------     --------
                                            $150,967       $160,768      $298,513     $323,017
                                            ========       ========      ========     ========

     Physician Services and Hospital Services revenue for both the three- and six-month periods ended June 30, 1997 has remained at relatively the same level from the comparable periods in 1996 due to the industry conditions and revenue pressures on the operations described above. The 1997 HRI amounts only include the results through May 28, 1997, the date of the divestiture.

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

     HIT's revenue increased 18.3% and 19.7% for the three- and six-month periods ended June 30, 1997, as compared with the three- and six-month periods ended June 30, 1996, respectively. These increases are primarily the result of increase in licensing agreements at Health Data Sciences, Inc. ("HDS") and Automation Atwork Companies ("Atwork").

     Salaries and Wages. Salaries and wages increased to 61.2% of revenue in the second quarter of 1997 from 59.2% in the second quarter of 1996 and increased to 62.3% of revenue in the six-month period ended June 30, 1997 from 57.9% in the same period of 1996. The increases in salaries and wages, as a percentage of revenue, are primarily due to the decreases in the Company's revenue. The Company has not reduced its employment levels to coincide with the decrease in revenue growth because of a renewed emphasis on client service and expected growth in its technology divisions.

     Other Operating Expenses. Other operating expenses increased to 25.0% of revenue in the second quarter of 1997 compared to 24.8% in the second quarter of 1996 and increased to 26.1% for the six-month period ended June 30, 1997 from 24.5% in the same period of 1996. The increase in other operating expenses as a percentage of revenue for 1997, as compared with 1996, is due to the previously mentioned decreases in the Company's revenue. These increases are also attributable to professional fees the Company has incurred to assist with a variety of operational and organizational projects undertaken by current management. The Company anticipates it will continue to incur these professional fees for the remainder of 1997, but at decreasing levels. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, outside consulting services and office supplies.

     Depreciation. Depreciation expense was $7.1 million in the second quarter of 1997 as compared with $6.8 million in the second quarter of 1996 and $14.0 million in the six-month period ended June 30, 1997 as compared with $12.8 million in the same period of 1996. These increases reflect the Company's investment in property and equipment to support growth in its business.

     Amortization. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $6.1 million in the second quarter of 1997 as compared with $6.5 million in the second quarter of 1996 and $12.2 million in the six-month period ended June 30, 1997 as compared with $13.1 million in the same period of 1996. The decreases are primarily due to the 1996 abandonment of the Company's internally developed software associated with the Company's reengineering program and the write-offs associated with the shut down of Imonics, which combined totaled approximately $99 million.

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

     Restructuring and Other Charges. Components of restructuring and other charges are as follows:

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  -------------------   -----------------
                                                   1997        1996      1997      1996
                                                  -------    --------   ------    -------
                                                              (IN THOUSANDS)
                                                         (AS RESTATED, SEE NOTE 7)
Restructuring charges...........................   $   --     $ 4,250   $   --    $ 6,349
Legal costs.....................................    2,000          --    2,000         --
Pooling charges.................................       --      12,364       --     10,571
Other...........................................       --         275       --        275
                                                   ------     -------   ------    -------
                                                   $2,000     $16,889   $2,000    $17,195
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

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                               -------------------------      -------------------
                                                   1997           1996         1997        1996
                                               ------------      -------      ------      -------
                                                                 (IN THOUSANDS)
                                                           (AS RESTATED, SEE NOTE 7)
Atwork.......................................     $   --         $    --      $   --      $  (408)
HRI..........................................         --              --          --         (765)
Consort Technologies, Inc....................         --              --          --         (526)
Intelligent Visual Computing, Inc............         --              --          --          200
Rapid Systems Solutions, Inc.................         --             900          --          900
BSG Corporation..............................         --           6,214          --        6,214
HDS..........................................         --           5,250          --        5,250
Other........................................         --              --          --         (294)
                                                  ------         -------      ------      -------
                                                  $   --         $12,364      $   --      $10,571
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

     During the third quarter of 1997, in connection with a refinancing effort, management evaluated certain revenue recognition practices at Health Data Sciences Corporation ("HDS"), which was acquired in a merger transaction in June 1996 and accounted for as a pooling of interests. These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As a result of this evaluation, management determined that certain revenue of HDS was improperly recognized and, accordingly, restated the Company's financial statements for years ended December 31, 1994, 1995 and 1996 and the first two fiscal quarters of its 1997 fiscal year. The effect of such restatements on the Company's net income (loss) for the years ended December 31, 1994, 1995 and 1996 was ($5.8) million, $(1.1) million and $(7.3) million, respectively. The cumulative reduction in assets caused by such restatement was $20.5 million.

     As a result of the HDS related restatements, Deloitte & Touche, the predecessor accountants, withdrew its audit opinion dated March 31, 1997 in respect of the Company's 1994, 1995 and 1996 fiscal years. Consequently, the Company engaged Price Waterhouse to reaudit the Company's 1995 and 1996 fiscal years and audit the Company's nine-month period ending September 30, 1997.

     Subsequent to the restatement related to HDS and in connection with the reaudit of the Company's fiscal years ended December 31, 1995 and 1996 and the audit of the Company's nine months ended September 30, 1997 by Price Waterhouse, the Board of Directors of the Company determined, upon recommendation of the Audit Committee of the Board, to restate the results of such periods to account for the December 1995 acquisition of Medical Management Sciences, Inc. ("MMS") on a purchase accounting basis. The MMS transaction had been accounted for as a pooling of interest.

     The Company has determined that all appropriate adjustments have been made to its interim financial statements and that its consolidated financial statements, taken as a whole, present fairly in all material respects the Company's financial position, results of operations and cash flows for its fiscal quarter ended June 30, 1996 and 1997 in conformity with generally accepted accounting principles.

                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                 JUNE 30, 1996                         JUNE 30, 1996
                                     -------------------------------------   ----------------------------------
                                         AS            AS                        AS           AS
                                     ORIGINALLY    PREVIOUSLY       AS       ORIGINALLY   PREVIOUSLY      AS
                                      REPORTED      RESTATED     RESTATED     REPORTED     RESTATED    RESTATED
                                     -----------   -----------   ---------   ----------   ----------   --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)    (IN THOUSANDS, EXCEPT PER SHARE)
Revenue............................    $175,193      $169,719     $160,768    $338,820     $331,968    $323,017
Salaries and wages.................      92,663        95,222       95,222     183,228      186,952     186,952
Other Operating expenses...........      38,799        39,889       39,889      78,153       79,224      79,224
Depreciation.......................       5,324         6,840        6,840      10,275       12,780      12,780
Amortization.......................       4,826         5,108        6,532       9,735       10,217      13,065
Income before income taxes.........      13,776         3,141       (7,234)     35,369       21,229       9,066
Net income (loss)..................       3,337        (3,097)      (9,931)     16,062        7,562        (861)
Pro forma net income (loss)........       3,337        (3,097)      (9,931)     16,416        7,916        (507)
Pro forma net income (loss) per
  common share.....................    $   0.04      $  (0.04)    $  (0.14)   $   0.22     $   0.11    $  (0.01)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30, 1997           JUNE 30, 1997
                                                      ---------------------   ---------------------
                                                          AS                      AS
                                                      ORIGINALLY      AS      ORIGINALLY      AS
                                                       REPORTED    RESTATED    REPORTED    RESTATED
                                                      ----------   --------   ----------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.............................................   $147,970    $150,967    $295,516    $298,513
Salaries and wages..................................     92,386      92,386     185,964     185,964
Other operating expenses............................     37,781      37,781      78,023      78,023
Depreciation........................................      7,050       7,050      14,035      14,035
Amortization........................................      4,665       6,089       9,355      12,203
Income (loss) before income taxes...................     (1,968)     (1,219)     (6,032)     (6,707)
Income (loss) before extraordinary item.............       (248)     (1,260)     (2,087)     (4,324)
Pro Forma net income (loss).........................     76,143      75,131      74,304      72,067
Pro Forma net income per common share...............   $   1.01    $   1.00    $   0.99    $   0.96

                                                               AS OF DECEMBER 31,
                                                                      1996
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current Assets..............................................   $269,385    $255,239
Total Assets................................................    815,624     936,854
Current Liabilities.........................................    193,752     198,747
Total Liabilities...........................................    423,334     428,329
Total Stockholders' Equity..................................    392,290     508,525

                                                               AS OF JUNE 30, 1997
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current Assets..............................................   $223,163    $213,517
Total Assets................................................    765,537     885,586
Current Liabilities.........................................    277,954     283,181
Total Liabilities...........................................    295,162     300,389
Total Stockholders' Equity..................................    470,375     585,197

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

                                          MEDAPHIS CORPORATION

                                          By:     /s/ ALLEN W. RITCHIE
                                            ------------------------------------
                                                      Allen W. Ritchie
                                               Executive Vice President, and
                                                  Chief Financial Officer

                                          By:     /s/ MARK P. COLONNESE
                                            ------------------------------------
                                                     Mark P. Colonnese
                                                    Vice President, and
                                                    Corporate Controller
                                               (Principal Accounting Officer)

Date: February 2, 1998

                               INDEX TO EXHIBITS

EXHIBIT
-------
  2.1      --  Merger Agreement, dated as of March 15, 1996, by and among
               Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on
               Form S-4, file No. 333-2506)
  2.2      --  Merger Agreement, dated as of March 12, 1996, by and among
               Registrant, Rapid Systems Solutions, Inc. and RipSub, Inc.
               (incorporated by reference to Exhibit 2.19 to Annual Report on Form 10-K for the year ended December 31, 1995, File No.
               000-19480)
  3.1      --  Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 of
               Registrant's Registration Statement on Form S-1, File No.
               33-42216)
  3.2      --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 of
               Registrant's Quarterly Report on Form 10-Q for the Quarterly
               Period Ended March 31, 1993)
  3.3      --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to the
               Registrant's Registration Statement on Form 8-A/A, filed on
               March 28, 1995)
  3.4      --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to the Registration Statement on Form S-8, File
               No. 333-03213)
  3.5      --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant
  3.6      --  Amended and Restated By-Laws of Registrant
 10.1      --  Form of Medaphis Corporation Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.19 of the Annual
               Report on Form 10-K for the year ended December 31, 1995,
               File No. 000-19480)
 10.2      --  Fourth Modification of Amended and Restated Credit Agreement
               among the Registrant and the Lenders named therein, dated
               January 31, 1996 (incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K for the year ended
               December 31, 1995, File No. 000-19480)
 10.3      --  Equipment Lease, dated January 31, 1996, by and between
               Nationsbanc Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.61 of
               the Annual Report on Form 10-K for the year ended December
               31, 1995, File No. 000-19480)
 10.4      --  Equipment Lease dated February 29, 1996, by and between
               Nationsbanc Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.62 of
               the Annual Report on Form 10-K for the year ended December
               31, 1995, File No. 000-19480)
 10.5      --  Medaphis Corporation Re-engineering, Consolidation and
               Business Improvement Cash Incentive Plan, dated February 21,
               1996 (incorporated by reference to Exhibit 10.1 to
               Registration Statement on Form S-4, File No. 333-2506)
 10.6      --  Limited Partnership Agreement of Bertelsmann -- Imonics GMBH
               & Co. KG, dated March 13, 1996(incorporated by reference to
               Exhibit 10.65 of the Annual Report on Form 10-K for the year ended December 31, 1995, File No. 000-19480)
 10.7*     --  Agreement for Collection Services between AssetCare, Inc.
               and Galen Health Care, Inc., dated March 28, 1996
 10.8*     --  Amendment No. 1 to the Master Equipment Lease Agreement
               Intended for Security with Nationsbanc Leasing Corporation of North Carolina, dated March 29, 1996
 11        --  Statement regarding Computation of Earnings Per Share
 27        --  Financial Data Schedule (for SEC use only)
 99.1      --  Safe Harbor Compliance Statement for Forward-Looking
               Statements

---------------

* Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.