Form 10-Q/A
period 1997-09-30
MEDAPHIS CORP
filed 1998-02-02
CIK 878556

================================================================================

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----      -----

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              SHARES OUTSTANDING
TITLE OF CLASS                                                AT NOVEMBER 7, 1997
--------------                                                -------------------
Common Stock $0.01 Par Value................................   73,208,235 Shares
Non-voting Common Stock $0.01 Par Value.....................            0 Shares

================================================================================

                              MEDAPHIS CORPORATION

                                  FORM 10-Q/A
                               SEPTEMBER 30, 1997

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
  Consolidated Statements of Operations for the three and
     nine months ended September 30, 1997 and 1996, as
     restated...............................................     3
  Consolidated Balance Sheets as of September 30, 1997 and
     December 31, 1996, as restated.........................     4
  Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1997 and 1996, as restated.........     5
  Notes to Consolidated Financial Statements................     6
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    21
PART II:  OTHER INFORMATION
  Legal Proceedings.........................................    31
  Exhibits and Reports on Form 8-K..........................    35

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

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                           ----------------------------------   ---------------------------------
                                            SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                1997               1996              1997              1996
                                           ---------------   ----------------   ---------------   ---------------
                                            (AS RESTATED,     (AS RESTATED,      (AS RESTATED,     (AS RESTATED,
                                             SEE NOTE 6)       SEE NOTE 6)        SEE NOTE 6)       SEE NOTE 6)
Revenue..................................     $124,649           $132,121          $423,162          $455,138
Salaries and wages.......................       95,544            106,473           281,508           293,425
Other operating expenses.................       37,818             39,370           115,841           118,594
Depreciation.............................        7,505              7,201            21,540            19,981
Amortization.............................        5,798              6,234            18,001            19,299
Interest expense, net....................        7,246              3,284            19,417             8,019
Litigation settlement....................       52,500                 --            52,500                --
Restructuring and other charges..........       13,837             24,534            16,661            41,729
                                              --------           --------          --------          --------
          Total expenses.................      220,248            187,096           525,468           501,047
Loss before income taxes and
  extraordinary item.....................      (95,599)           (54,975)         (102,306)          (45,909)
Income tax benefit.......................      (14,390)           (20,966)          (16,773)          (11,039)
                                              --------           --------          --------          --------
Loss before extraordinary item...........      (81,209)           (34,009)          (85,533)          (34,870)
Extraordinary income on sale of HRI, net
  of tax.................................           --                 --            76,391                --
                                              --------           --------          --------          --------
          Net loss.......................      (81,209)           (34,009)           (9,142)          (34,870)
Pro forma income tax adjustments.........           --                625                --               979
                                              --------           --------          --------          --------
          Pro forma net loss.............     $(81,209)          $(33,384)         $ (9,142)         $(33,891)
                                              ========           ========          ========          ========
Pro forma net loss per common share:
  Pro forma net loss before extraordinary
     item................................     $  (1.11)          $  (0.47)         $  (1.18)         $  (0.48)
  Extraordinary income on sale of HRI....           --                 --              1.05                --
                                              --------           --------          --------          --------
  Pro forma net loss.....................     $  (1.11)          $  (0.47)         $  (0.13)         $  (0.48)
                                              ========           ========          ========          ========
Weighted average shares outstanding......       72,942             71,665            72,542            71,123
                                              ========           ========          ========          ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   -------------
                                                              (AS RESTATED,   (AS RESTATED,
                                                               SEE NOTE 6)     SEE NOTE 6)
                                          ASSETS
Current Assets:
  Cash......................................................    $   6,710       $   7,631
  Restricted cash...........................................        4,884          19,568
  Accounts receivable, billed...............................      103,800          99,823
  Accounts receivable, unbilled.............................       73,352          79,911
  Deferred tax asset........................................           --          36,177
  Other.....................................................       10,936          12,129
                                                                ---------       ---------
          Total current assets..............................      199,682         255,239
Property and equipment......................................       80,756          97,850
Deferred tax asset..........................................       69,029          43,044
Intangible assets...........................................      520,298         539,151
Other.......................................................        4,972           1,570
                                                                ---------       ---------
                                                                $ 874,737       $ 936,854
                                                                =========       =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  16,019       $  11,765
  Accrued compensation......................................       36,377          30,332
  Accrued expenses..........................................       73,994         100,675
  Current portion of long-term debt.........................       15,209          55,975
  Deferred tax liability....................................        9,312              --
                                                                ---------       ---------
          Total current liabilities.........................      150,911         198,747
Long-term debt..............................................      151,975         215,752
Accrued litigation settlement...............................       52,500              --
Other obligations...........................................       11,737          13,830
                                                                ---------       ---------
          Total liabilities.................................      367,123         428,329
                                                                ---------       ---------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized in 1997;
     none issued............................................           --              --
  Common stock, voting, $0.01 par value, 200,000 authorized
     in 1997 and 1996; issued and outstanding 73,143 in 1997
     and 71,705 in 1996.....................................          731             717
  Common stock, non-voting, $0.01 par value, 600 authorized
     in 1997 and 1996; none issued..........................           --              --
  Paid-in capital...........................................      674,843         666,673
  Accumulated deficit.......................................     (167,960)       (158,696)
                                                                ---------       ---------
                                                                  507,614         508,694
  Less treasury stock, at cost -- 16 shares in 1996.........           --            (169)
                                                                ---------       ---------
          Total stockholders' equity........................      507,614         508,525
                                                                ---------       ---------
                                                                $ 874,737       $ 936,854
                                                                =========       =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                   1997             1996
                                                              --------------   --------------
                                                              (AS RESTATED,    (AS RESTATED,
                                                               SEE NOTE 6)      SEE NOTE 6)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $  (9,142)        $(34,870)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................       39,541           39,280
     Gain on sale of HRI....................................      (76,391)              --
     Impairment loss of property and equipment..............        8,661           10,713
     Deferred income taxes..................................      (15,905)         (11,039)
     Changes in assets and liabilities, excluding effects of
      acquisitions and divestitures:
       Decrease in restricted cash..........................          799            1,030
       Increase in accounts receivable, billed..............       (6,217)         (11,570)
       Decrease (increase) in accounts receivable,
        unbilled............................................        7,829           (6,756)
       Increase (decrease) in accounts payable..............        5,015          (13,177)
       Increase in accrued compensation.....................        8,193            6,784
       (Decrease) increase in accrued expenses..............      (15,244)           6,775
       Increase in accrued litigation settlement............       52,500               --
       Other, net...........................................       (4,456)           5,303
                                                                ---------         --------
          Net cash used for operating activities............       (4,817)          (7,527)
                                                                ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................       (5,897)         (13,569)
  Purchases of property and equipment.......................      (15,198)         (44,801)
  Proceeds from sale of HRI, net............................      126,375               --
  Proceeds from sale of property and equipment..............        3,644               19
  Software development costs................................       (4,452)         (33,937)
                                                                ---------         --------
          Net cash provided by (used for) investing
            activities......................................      104,472          (92,288)
                                                                ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options...............        6,808            6,853
  Proceeds from borrowings..................................       98,992          110,615
  Principal payments of long-term debt......................     (203,368)         (33,429)
  Other.....................................................       (3,008)           3,813
                                                                ---------         --------
          Net cash (used for) provided by financing
            activities......................................     (100,576)          87,852
                                                                ---------         --------
CASH:
  Net change................................................         (921)         (11,963)
  Balance at beginning of period............................        7,631           18,979
                                                                ---------         --------
  Balance at end of period..................................    $   6,710         $  7,016
                                                                =========         ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
     Interest...............................................    $  12,503         $ 10,921
     Income taxes...........................................       10,347            6,797
  Non-cash investing and financing activities:
     Liabilities assumed in acquisitions....................           --            2,737
     Additions to capital lease obligations.................           --           14,043
     Common stock issued upon conversion of subordinated
      debentures............................................           --           63,375
     Issuance of stock warrants.............................        4,969               --

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10Q/A may wish to refer to the audited consolidated financial statements of the Company for the fiscal years ended December 31, 1996 and 1997 included in the Company's Annual Report on Form 10-K filed February 2, 1998 ("10-K").

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

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

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices"). Medaphis first became aware of the investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22, 1997, with which it is complying. The subpoena requires, among other things, records of any audit or investigative reports relating to the billing of payors globally from radiological services during the period January 1, 1991 to date and any refunds owed to or issued to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices. Although the precise scope of the investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon billing and collection practices in the Designated Offices. No charges or claims by the government have been made. Although the Company continues to believe that the principal focus of the investigation remains on the billing and collection practices in the Designated Offices, there can be no assurance that the investigation will not expand to other offices, that the investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the investigation will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995, $2 million in the fourth quarter of 1996 and a credit of $2.8 million in the third quarter of 1997, solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the investigation. The charges are intended to cover only the

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
anticipated expenses of the investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

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

     The parties have entered into a memorandum of understanding dated August 14, 1997 (the "Memorandum of Understanding") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (to be paid by the Company's directors' and officers' liability insurance carriers), 3,355,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period. The Memorandum of Understanding also includes: (i) an obligation on the part of Medaphis to contribute up to 600,000 additional shares of Common Stock to the settlement under certain conditions if the aggregate value of the Medaphis Common Stock proposed to be issued in the settlement falls below $30.2 million during a specified time period; and (ii) certain anti-dilution rights in favor of plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle existing civil litigation and claims currently pending or asserted against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The aggregate value of the Medaphis Common Stock during the specified time period is now known, and, as a result, all of the additional 600,000 shares of Medaphis Common Stock will be included in the settlement. The Memorandum of Understanding

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
also contains other conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, the Company's receiving assurances from its independent accountants that the proposed settlement will not adversely affect pooling-of-interests accounting treatment on previous acquisitions (which assurances have been received by the Company), the execution of mutually acceptable settlement papers and the approval of the settlement by the court. The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 for this settlement. Such amount has been reflected as a non-current liability as the Company does not anticipate satisfying the obligation within the next twelve months due to the anticipated time required to receive the requisite approvals.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

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

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company, or that the resolution of

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company.

4.  RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------------   -----------------
                                                      1997       1996      1997      1996
                                                    --------   --------   -------   -------
                                                      (IN THOUSANDS)       (IN THOUSANDS)
                                                       (AS RESTATED,        (AS RESTATED,
                                                        SEE NOTE 6)          SEE NOTE 6)
Restructuring charges.............................   $ 5,465    $ 2,317   $ 5,465   $ 8,666
Software abandonment..............................        --      6,862        --     6,862
Property and equipment impairment.................     6,959      6,394     6,959     6,394
Legal costs.......................................       600      5,000     2,600     5,000
Pooling charges...................................       (46)    (1,013)      (46)    9,852
Severance costs...................................       859      1,727     1,683     1,727
Other.............................................        --      3,247        --     3,228
                                                     -------    -------   -------   -------
                                                     $13,837    $24,534   $16,661   $41,729
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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     The type and amount of restructuring reserves established and paid in the nine months ended September 30, 1997 are described below:

                                            RESERVE                      PAID           RESERVE
                                            BALANCE                     THROUGH         BALANCE
                                          DECEMBER 31,    RESERVE    SEPTEMBER 30,   SEPTEMBER 30,
                                              1996       ADDITIONS       1997            1997
                                          ------------   ---------   -------------   -------------
                                                               (IN THOUSANDS)
Lease termination costs.................    $ 7,514       $4,395        $(3,249)        $ 8,660
Severance...............................      2,748        1,070         (2,356)          1,462
Other...................................      1,222           --         (1,166)             56
                                            -------       ------        -------         -------
                                            $11,484       $5,465        $(6,771)        $10,178
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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     Pooling Charges. In 1995 and 1996, Medaphis acquired eight companies in merger transactions accounted for under the pooling of interests method of accounting. In connection therewith, the Company incurred transaction fees, costs and expenses, which have been reflected in Medaphis' operating results and are set forth below as (income)/expense:

                                                               THREE MONTHS      NINE MONTHS
                                                                   ENDED            ENDED
                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                              ---------------   --------------
                                                              1997     1996     1997     1996
                                                              -----   -------   -----   ------
                                                              (IN THOUSANDS)    (IN THOUSANDS)
                                                               (AS RESTATED,    (AS RESTATED,
                                                                SEE NOTE 6)      SEE NOTE 6)
Automation Atwork Companies.................................  $  --   $   (22)  $  --   $ (430)
HRI.........................................................     --       (13)     --     (778)
Consort Technologies, Inc...................................     --        (3)     --     (529)
Intelligent Visual Computing, Inc. ("IVC")..................     --       (31)     --      169
Rapid Systems...............................................    (15)     (236)    (15)     664
BSG.........................................................    (14)     (321)    (14)   5,893
HDS.........................................................    (17)     (387)    (17)   4,863
                                                              -----   -------   -----   ------
                                                              $ (46)  $(1,013)  $ (46)  $9,852
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

6. RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997

     In March 1997, as a result of a review initiated by senior management and the Audit Committee of the Board of Directors prior to completion of the audit process for the Company's 1996 fiscal year, information was developed that certain revenues and expenses may have been recorded incorrectly between certain

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
quarters during 1996. At the conclusion of the review, the Company determined that there were certain accounting errors and irregularities and that its interim financial statements for each fiscal quarter of 1996 required restatement as set forth herein. These errors and irregularities consisted primarily of the following: (i) incorrect quarterly recording of revenues and the related costs and expenses for certain contracts; (ii) incorrect quarterly recording of certain liabilities for employee bonuses and related expenses;
(iii) certain costs and expenses of certain acquired companies, which were later determined not to be properly recordable, were recognized by those companies in periods prior to their acquisitions, resulting in an overstatement of the Company's earnings subsequent to those acquisitions; and (iv) incorrect depreciation of certain assets related to the Company's comprehensive reengineering and consolidation project.

     During the third quarter of 1997, in connection with a refinancing effort, management evaluated certain revenue recognition practices at HDS, which was acquired in a merger transaction in June 1996 and accounted for as a "pooling of interests." These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As a result of this evaluation, management has determined that the revenue was improperly recognized and, accordingly, has restated the Company's financial statements for the period ended September 30, 1996 and will be restating the Company's financial statements for all of the other periods indicated. The effect of such restatements on the Company's net income (loss) for the years ended December 31, 1994, 1995, and 1996 was $(5.8) million, $(1.1) million and $(7.3) million, respectively. The cumulative reduction in assets caused by the restatements was $20.5 million.

     As a result of the HDS related restatement, Deloitte & Touche, the predecessor accountant, withdrew its audit opinion dated March 31, 1997 covering the Company's 1994, 1995 and 1996 fiscal years. Consequently, the Company engaged Price Waterhouse to re-audit the Company's financial statements for its 1995 and 1996 fiscal years and audit the Company's nine-month period ending September 30, 1997.

     Subsequent to the restatement related to HDS, and in connection with the reaudit of the Company's fiscal years ended December 31, 1995 and 1996 and the audit of the Company's nine months ended September 30, 1997 by Price Waterhouse, the Board of Directors of the Company determined, upon recommendation of the Audit Committee of the Board, to restate the results of such periods to account for the December 1995 acquisition of Medical Management Sciences, Inc. ("MMS") on a purchase accounting basis. The MMS transaction had been accounted for as a pooling of interest.

     The impact on both restatements on the 1996 and 1997, three- and nine-month results of operations are presented below:

                                             THREE MONTHS ENDED
                                             SEPTEMBER 30, 1996
                       --------------------------------------------------------------
                                       AS RESTATED   AS RESTATED IN THE
                       AS ORIGINALLY   IN THE 1996   SEPTEMBER 30, 1997
                         REPORTED       FORM 10-K        FORM 10-Q        AS RESTATED
                       -------------   -----------   ------------------   -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............    $126,731       $132,874          $132,121         $132,121
Salaries and wages...     109,615        106,473           106,473          106,473
Other Operating
  expenses...........      39,016         39,370            39,370           39,370
Depreciation.........       6,221          7,201             7,201            7,201
Amortization.........       4,937          4,809             4,809            6,234
Loss before income
  taxes..............     (60,617)       (52,613)          (53,366)         (54,975)
Net loss.............     (36,995)       (32,127)          (32,599)         (34,009)
Pro forma net loss...     (36,370)       (31,502)          (31,974)         (33,384)
Pro forma net loss
  per common share...    $  (0.51)      $  (0.44)         $  (0.45)           (0.47)

                                             NINE MONTHS ENDED
                                             SEPTEMBER 30, 1996
                       --------------------------------------------------------------
                                       AS RESTATED   AS RESTATED IN THE
                       AS ORIGINALLY   IN THE 1996   SEPTEMBER 30, 1997
                         REPORTED       FORM 10-K        FORM 10-Q        AS RESTATED
                       -------------   -----------   ------------------   -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............    $465,551       $464,842          $455,138         $455,138
Salaries and wages...     292,843        293,425           293,425          293,425
Other Operating
  expenses...........     117,169        118,594           118,594          118,594
Depreciation.........      16,496         19,981            19,981           19,981
Amortization.........      14,672         15,026            15,026           19,299
Loss before income
  taxes..............     (25,248)       (31,384)          (41,088)         (45,909)
Net loss.............     (20,933)       (24,565)          (30,645)         (34,870)
Pro forma net loss...     (19,954)       (23,586)          (29,666)         (33,891)
Pro forma net loss
  per common share...    $  (0.28)      $  (0.33)         $  (0.42)        $  (0.48)

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1997         SEPTEMBER 30, 1997
                                                      -----------------------    -----------------------
                                                          AS                         AS
                                                      ORIGINALLY       AS        ORIGINALLY       AS
                                                       REPORTED     RESTATED      REPORTED     RESTATED
                                                      -----------   ---------    -----------   ---------
                                                          (IN THOUSANDS,             (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)     EXCEPT PER SHARE DATA)
Revenue.............................................    $124,649     $124,649      $423,162     $423,162
Salaries and wages..................................      95,544       95,544       281,508      281,508
Other operating expenses............................      37,818       37,818       115,841      115,841
Depreciation........................................       7,505        7,505        21,540       21,540
Amortization........................................       4,374        5,798        13,729       18,001
Income (loss) before income taxes...................     (94,175)     (95,599)      (98,034)    (102,306)
Income (loss) before extraordinary item.............     (79,984)     (81,209)      (81,858)     (88,533)
Pro Forma net income (loss)                              (79,984)     (81,209)       (5,467)      (9,142)
Pro Forma net income per common share...............    $  (1.10)    $  (1.11)     $  (0.08)    $  (0.13)

                                                                   AS OF DECEMBER 31, 1996
                                                              ----------------------------------
                                                                  AS           AS
                                                              ORIGINALLY   PREVIOUSLY      AS
                                                               REPORTED     RESTATED    RESTATED
                                                              ----------   ----------   --------
                                                                        (IN THOUSANDS)
Current Assets..............................................   269,385      255,239      255,239
Total Assets................................................   815,624      793,903      936,854
Current Liabilities.........................................   193,752      198,747      198,747
Total Liabilities...........................................   423,334      428,329      428,329
Total Stockholders' Equity..................................   392,290      365,574      508,525

                                                               AS OF SEPTEMBER 30,
                                                                      1997
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current Assets..............................................   199,682     199,682
Total Assets................................................   735,462     874,737
Current Liabilities.........................................   296,291     150,911
Total Liabilities...........................................   367,123     367,123
Total Stockholders' Equity..................................   368,339     507,614

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                                  AS
                                                              PREVIOUSLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 1994
  Revenue...................................................  $ 398,934    $ 390,204
  Pro forma net income......................................     32,523       24,874
  Pro forma net income per share............................  $    0.51    $    0.41
FOR THE YEAR ENDED DECEMBER 31, 1995
  Revenue...................................................  $ 559,877    $ 558,155
  Pro forma net loss........................................     (5,621)     (19,625)
  Pro forma net loss per share..............................  $   (0.15)   $   (0.17)
FOR THE YEAR ENDED DECEMBER 31, 1996
  Revenue...................................................  $ 608,313    $ 596,714
  Pro forma net loss........................................   (123,642)    (130,909)
  Pro forma net loss per share..............................  $   (1.74)   $   (1.84)
FOR THE SIX MONTHS ENDED JUNE 30, 1997
  Revenue...................................................  $ 295,516    $ 298,513
  Restructuring and other changes...........................      2,000        2,824
  Net income................................................     74,304       74,517
  Pro forma net income per share............................  $    0.99    $    0.99

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

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1997       1996       1997       1996
                                                        --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic weighted average shares outstanding.............    72,942     71,665     72,542     71,123
                                                        ========   ========   ========   ========
Pro forma net loss before extraordinary item..........  $(81,209)  $(33,384)  $(85,533)  $(33,891)
Extraordinary income on sale of HRI...................        --         --     76,391         --
                                                        --------   --------   --------   --------
Pro forma net loss....................................  $(81,209)  $(33,384)  $ (9,142)  $(33,891)
                                                        ========   ========   ========   ========
Basic earnings per share(1):
  Pro forma net loss before extraordinary item........  $  (1.11)  $  (0.47)  $  (1.16)  $  (0.48)
  Extraordinary income on sale of HRI.................        --         --       1.05         --
                                                        --------   --------   --------   --------
  Pro forma net loss..................................  $  (1.11)  $  (0.47)  $  (0.13)  $  (0.48)
                                                        ========   ========   ========   ========

---------------

(1) Diluted earnings per share equals basic earnings per share due to the reported losses before extraordinary item.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
standards for the way companies report information about operating segments including the related disclosures about products and services. The Company has elected to adopt SFAS No. 131 during the period ended September 30, 1997. See
Note 8 where the Company discloses information about its operating segments.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     The Company's reportable segments are strategic business units that offer different products and services. Information concerning the operations in these reportable segments is as follows:

                                                                 THREE MONTHS
                                                                     ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   --------------------
                                                                1997       1996       1997        1996
                                                              --------   --------   ---------   --------
                                                                (IN THOUSANDS)         (IN THOUSANDS)
                                                                 (AS RESTATED           (AS RESTATED
                                                                  SEE NOTE 6)           SEE NOTE 6)
Revenue:
  Physician Services........................................  $ 59,971   $ 71,723   $ 206,685   $222,676
  Hospital Services.........................................    24,179     21,485      73,096     66,806
  HRI.......................................................        --      7,790      14,720     23,116
  HIT.......................................................    19,146     19,151      62,319     55,208
  BSG Group.................................................    21,677     13,214      67,375     89,853
  Corporate and eliminations................................      (324)    (1,242)     (1,033)    (2,521)
                                                              --------   --------   ---------   --------
                                                              $124,649   $132,121   $ 423,162   $455,138
                                                              ========   ========   =========   ========
Operating profit (loss)(1):
  Physician Services........................................   (12,110)    (3,840)     (6,131)    (6,131)
  Hospital Services.........................................       777      2,387       7,179     11,736
  HRI.......................................................        --      1,857       3,685      6,342
  HIT.......................................................     1,647      4,933      12,839     15,322
  BSG Group.................................................    (3,879)   (24,599)     (4,370)    (5,434)
  Corporate and eliminations................................    (8,450)    (7,894)    (26,930)   (17,995)
                                                              --------   --------   ---------   --------
                                                              $(22,015)  $(27,156)  $ (13,728)  $  3,840
                                                              ========   ========   =========   ========
Interest expense, net.......................................  $  7,246   $  3,284   $  19,417   $  8,019
                                                              ========   ========   =========   ========
Restructuring and other charges (including litigation
  settlement):
  Physician Services........................................     4,894      5,713       6,894     10,841
  Hospital Services.........................................        --         --          --         --
  HRI.......................................................        --        (13)         --       (778)
  HIT.......................................................     3,253       (357)      3,253      3,959
  BSG Group.................................................     2,430     14,193       2,430     22,709
  Corporate.................................................    55,760      4,999      56,584      4,999
                                                              --------   --------   ---------   --------
                                                              $ 66,337   $ 24,535   $  69,161   $ 41,730
                                                              ========   ========   =========   ========
Income before income taxes and extraordinary item...........  $(95,598)  $(54,975)  $(102,306)  $(45,909)
                                                              ========   ========   =========   ========
Depreciation and amortization:
  Physician Services........................................     8,596      8,156      25,989     23,957
  Hospital Services.........................................     1,540      1,217       4,143      3,606
  HRI.......................................................        --        236         401        643
  HIT.......................................................     1,645      1,462       4,614      4,306
  BSG Group.................................................     1,118      1,930       3,292      5,630
  Corporate.................................................       403        433       1,102      1,137
                                                              --------   --------   ---------   --------
                                                              $ 13,302   $ 13,434   $  39,541   $ 39,279
                                                              ========   ========   =========   ========
Capital expenditures:
  Physician Services........................................     2,181      2,791       4,000     21,452
  Hospital Services.........................................     2,949      1,961       5,938      5,489
  HRI.......................................................        --        329         108      1,144
  HIT.......................................................       603        831       1,914      2,694
  BSG Group.................................................       949      4,007       2,045     12,386
  Corporate.................................................       824        339       1,193      1,634
                                                              --------   --------   ---------   --------
                                                              $  7,506   $ 10,258   $  15,198   $ 44,799
                                                              ========   ========   =========   ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                                     AS OF                AS OF
                                                              SEPTEMBER 30, 1997    DECEMBER 31, 1997
                                                              -------------------   ------------------
Identifiable assets:
  Physician Services........................................       $571,544              $610,150
  Hospital Services.........................................        105,931                97,626
  HRI.......................................................             --                23,863
  HIT.......................................................         76,736                67,961
  BSG Group.................................................         36,770                51,972
  Corporate.................................................         83,756                85,282
                                                                   --------              --------
                                                                   $874,737              $936,854
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

RESULTS OF OPERATIONS

     The following table presents certain items reflected in the Company's statements of operations as a percentage of revenue:

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                       -----------------------------   -----------------------------
                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                           1997            1996            1997            1996
                                       -------------   -------------   -------------   -------------
Revenue..............................      100.0%          100.0%          100.0%          100.0%
Salaries and wages...................       76.7            80.6            66.5            64.5
Other operating expenses.............       30.3            29.8            27.4            26.1
Depreciation.........................        6.0             5.5             5.1             4.4
Amortization.........................        4.7             4.7             4.3             4.2
Interest expense, net................        5.8             2.5             4.6             1.8
Litigation settlement................       42.1              --            12.4              --
Restructuring and other charges......       11.1            18.4             3.9             9.2
                                           -----           -----           -----           -----
          Total expenses.............      176.7           141.5           124.2           110.2
Loss before income taxes
  and extraordinary item.............      (76.7)          (41.5)          (24.2)          (10.2)
                                           -----           -----           -----           -----
Income tax benefit...................      (11.5)          (15.9)           (4.0)           (2.4)
                                           -----           -----           -----           -----
Loss before extraordinary item.......      (65.2)          (25.6)          (20.2)           (7.8)
Extraordinary income on sale of HRI,
  net of tax.........................         --              --            18.0              --
                                           -----           -----           -----           -----
          Net loss...................      (65.2)          (25.6)           (2.2)           (7.8)
Pro forma income tax adjustments.....         --             0.5              --             0.2
                                           -----           -----           -----           -----
          Pro forma net loss.........      (65.2)%         (25.1)%          (2.2)%          (7.6)%
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

     The BSG Group's revenue in 1996 includes the results of the Company's wholly-owned operating subsidiary, Imonics Corporation ("Imonics"), which was shut down at the end of 1996. Imonics generated $(10.0) million and $12.3 million of revenue during the three- and nine-month periods ended September 30, 1996, respectively. Excluding the Imonics revenue, the BSG Group's revenue decreased 7% and 13.1% for the three- and nine-month periods ended September 30, 1997, as compared with the three- and nine-month periods ended September 30, 1996, respectively. Disruptions associated with the restructuring of this division have negatively affected revenue.

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

     Amortization. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $5.8 million in the third quarter of 1997 as compared with $6.2 million in the third quarter of 1996 and $18.0 million in the nine-month period ended September 30, 1997 as compared with $19.3 million in the same period of 1996. The decreases are primarily due to the goodwill and software write-offs associated with the shut down of Imonics.

     Operating Profit (Loss). The operating loss for the third quarter shrank by 19% to $22.0 million in 1997 from $27.2 million in 1996. Excluding the impact of unusual adjustments, principally impacting revenue (see Revenues for additional information), the operating loss declined by 32% to $2.0 million from $2.9 million. This improvement principally reflects higher earnings at HIT and improved results at Physician Services, to near breakeven in this year's third quarter from a $2.4 million loss in 1996. These improvements in results of operations were partially offset by unfavorable Hospital Services and BSG comparisons and the absence of HRI operating profits due to the sale of that business in the first half of 1997.

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

     Restructuring and Other Charges. Components of restructuring and other charges are as follows:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------------   -----------------
                                                      1997       1996      1997      1996
                                                    --------   --------   -------   -------
                                                       (AS RESTATED         (AS RESTATED
                                                        SEE NOTE 6)          SEE NOTE 6)
                                                                (IN THOUSANDS)
Restructuring charges.............................   $ 5,465    $ 2,317   $ 5,465   $ 8,666
Software abandonment..............................        --      6,862        --     6,862
Property and equipment impairment.................     6,959      6,394     6,959     6,394
Legal costs.......................................       600      5,000     2,600     5,000
Pooling charges...................................       (46)    (1,013)      (46)    9,852
Severance costs...................................       859      1,727     1,683     1,727
Other.............................................        --      3,247        --     3,228
                                                     -------    -------   -------   -------
                                                     $13,837    $24,534   $16,661   $41,729
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

          Pooling Charges. In 1995 and 1996, Medaphis acquired seven companies in merger transactions accounted for under the pooling of interests method of accounting. In connection therewith, the Company incurred transaction fees, costs and expenses, which have been reflected in Medaphis' operating results and are set forth below as (income)/expense:

                                             THREE MONTHS      NINE MONTHS
                                                 ENDED            ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,
                                            ---------------   --------------
                                            1997     1996     1997     1996
                                            -----   -------   -----   ------
                                            (IN THOUSANDS)    (IN THOUSANDS)
                                               (AS RESTATED, SEE NOTE 6)
Automation Atwork Companies...............  $  --   $   (22)  $  --   $ (430)
HRI.......................................     --       (13)     --     (778)
Consort Technologies, Inc.................     --        (3)     --     (529)
Intelligent Visual Computing, Inc.
  ("IVC").................................     --       (31)     --      169
Rapid Systems.............................    (15)     (236)    (15)     664
BSG.......................................    (14)     (321)    (14)   5,893
HDS.......................................    (17)     (387)    (17)   4,863
                                            -----   -------   -----   ------
                                            $ (46)  $(1,013)  $ (46)  $9,852
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

OTHER MATTERS

     During the third quarter of 1997, in connection with a refinancing effort, management evaluated certain revenue recognition practices at HDS, which was acquired in a merger transaction in June 1996 and accounted for as a "pooling-of-interests." These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As a result of this evaluation, management has determined that the revenue was improperly recognized and, accordingly, has restated the Company's financial statements for all of the periods indicated. The effect of such restatements on the Company's net income
(loss) for all of the years ended December 31, 1994, 1995, and 1996 was ($5.8) million, ($1.1) million and ($7.3) million, respectively.

     As a result of the HDS related restatement, Deloitte & Touche, the predecessor accountants, withdrew its audit opinion dated March 31, 1997 in respect of the Company's 1994, 1995 and 1996 fiscal years. Consequently, the Company engaged Price Waterhouse to re-audit the Company's financial statements for its 1995 and 1996 fiscal years and audit the Company's nine-month period ending September 30, 1997.

     Subsequent to the restatement related to HDS, and in connection with the reaudit of the Company's fiscal years ended December 31, 1995 and 1996 and the audit of the Company's nine months ended September 30, 1997 by Price Waterhouse, the Board of Directors of the Company determined, upon recommendation of the Audit Committee of the Board, to restate the results of such periods to account for the December 1995 acquisition of Medical Management Sciences, Inc. ("MMS") on a purchase accounting basis. The MMS transaction had been accounted for as a pooling of interests.

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

     The impact of the restatements is as follows:

                                             THREE MONTHS ENDED
                                             SEPTEMBER 30, 1996
                       --------------------------------------------------------------
                                       AS RESTATED   AS RESTATED IN THE
                       AS ORIGINALLY   IN THE 1996   SEPTEMBER 30, 1997
                         REPORTED       FORM 10-K        FORM 10-Q        AS RESTATED
                       -------------   -----------   ------------------   -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............    $126,731       $132,874          $132,121         $132,121
Salaries and wages...     109,615        106,473           106,473          106,473
Other Operating
  expenses...........      39,016         39,370            39,370           39,370
Depreciation.........       6,221          7,201             7,201            7,201
Amortization.........       4,937          4,809             4,809            6,234
Loss before income
  taxes..............     (60,617)       (52,613)          (53,366)         (54,975)
Net loss.............     (36,995)       (32,127)          (32,599)         (34,009)
Pro forma net loss...     (36,370)       (31,502)          (31,974)         (33,384)
Pro forma net loss
  per common share...    $  (0.51)      $  (0.44)         $  (0.45)           (0.47)

                                             NINE MONTHS ENDED
                                             SEPTEMBER 30, 1996
                       --------------------------------------------------------------
                                       AS RESTATED   AS RESTATED IN THE
                       AS ORIGINALLY   IN THE 1996   SEPTEMBER 30, 1997
                         REPORTED       FORM 10-K        FORM 10-Q        AS RESTATED
                       -------------   -----------   ------------------   -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............    $465,551       $464,842          $455,138         $455,138
Salaries and wages...     292,843        293,425           293,425          293,425
Other Operating
  expenses...........     117,169        118,594           118,594          118,594
Depreciation.........      16,496         19,981            19,981           19,981
Amortization.........      14,672         15,026            15,026           19,299
Loss before income
  taxes..............     (25,248)       (31,384)          (41,088)         (45,909)
Net loss.............     (20,933)       (24,565)          (30,645)         (34,870)
Pro forma net loss...     (19,954)       (23,586)          (29,666)         (33,891)
Pro forma net loss
  per common share...    $  (0.28)      $  (0.33)         $  (0.42)        $  (0.48)

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1997         SEPTEMBER 30, 1997
                                                      -----------------------    -----------------------
                                                          AS                         AS
                                                      ORIGINALLY       AS        ORIGINALLY       AS
                                                       REPORTED     RESTATED      REPORTED     RESTATED
                                                      -----------   ---------    -----------   ---------
                                                          (IN THOUSANDS,             (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)     EXCEPT PER SHARE DATA)
Revenue.............................................    $124,649     $124,649      $423,162     $423,162
Salaries and wages..................................      95,544       95,544       281,508      281,508
Other operating expenses............................      37,818       37,818       115,841      115,841
Depreciation........................................       7,505        7,505        21,540       21,540
Amortization........................................       4,374        5,798        13,729       18,001
Income (loss) before income taxes...................     (94,175)     (95,599)      (98,034)    (102,306)
Income (loss) before extraordinary item.............     (79,984)     (81,209)      (81,858)     (88,533)
Pro Forma net income (loss)                              (79,984)     (81,209)       (5,467)      (9,142)
Pro Forma net income per common share...............    $  (1.10)    $  (1.11)     $  (0.08)    $  (0.13)

                                                                   AS OF DECEMBER 31, 1996
                                                              ----------------------------------
                                                                  AS           AS
                                                              ORIGINALLY   PREVIOUSLY      AS
                                                               REPORTED     RESTATED    RESTATED
                                                              ----------   ----------   --------
                                                                        (IN THOUSANDS)
Current Assets..............................................   269,385      255,239      255,239
Total Assets................................................   815,624      793,903      936,854
Current Liabilities.........................................   193,752      198,747      198,747
Total Liabilities...........................................   423,334      428,329      428,329
Total Stockholders' Equity..................................   392,290      365,574      508,525

                                                               AS OF SEPTEMBER 30,
                                                                      1997
                                                              ---------------------
                                                                  AS
                                                              ORIGINALLY      AS
                                                               REPORTED    RESTATED
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current Assets..............................................   199,682     199,682
Total Assets................................................   735,462     874,737
Current Liabilities.........................................   296,291     150,911
Total Liabilities...........................................   367,123     367,123
Total Stockholders' Equity..................................   368,339     507,614

                                                              AS PREVIOUSLY REPORTED   AS RESTATED
                                                              ----------------------   -----------
FOR THE YEAR ENDED DECEMBER 31, 1994
  Revenue...................................................        $ 398,934           $ 390,204
  Pro forma net income......................................           32,523              24,874
  Pro forma net income per share............................        $    0.51           $    0.41
FOR THE YEAR ENDED DECEMBER 31, 1995
  Revenue...................................................        $ 559,877           $ 558,155
  Pro forma net loss........................................           (5,621)            (19,625)
  Pro forma net loss per share..............................        $   (0.15)          $   (0.17)
FOR THE YEAR ENDED DECEMBER 31, 1996
  Revenue...................................................        $ 608,313           $ 596,714
  Pro forma net loss........................................         (123,642)           (130,909)
  Pro forma net loss per share..............................        $   (1.74)          $   (1.84)
FOR THE SIX MONTHS ENDED JUNE 30, 1997
  Revenue...................................................        $ 295,516           $ 298,513
  Restructuring and other changes...........................            2,000               2,824
  Net income................................................           74,304              74,517
  Pro forma net income per share............................        $    0.99           $    0.99

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 2.1      --  Merger Agreement, dated as of March 15, 1996, by and among
              Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on
              Form S-4, file No. 333-2506).
 3.1      --  Amended and Restated Certificate of Incorporation of
              Registrant (incorporated by reference to Exhibit 3.1 of
              Registration Statement on Form S-1, File No. 33-42216).
 3.2      --  Certificate of Amendment of Certificate of Incorporation of
              Registrant (incorporated by reference to Exhibit 3 of
              Quarterly Report on Form 10-Q for the Quarterly Period Ended
              March 31, 1993).
 3.3      --  Certificate of Amendment of Certificate of Incorporation of
              Registrant (incorporated by reference to Exhibit 3.3 to
              Registration Statement on Form 8-A/A, filed on March 28,
              1995).
 3.4      --  Certificate of Amendment of Amended and Restated Certificate
              of Incorporation of Registrant (incorporated by reference to
              Exhibit 4.4 to Registration Statement on Form S-8, File No.
              333-03213).
 3.5      --  Certificate of Amendment of Amended and Restated Certificate
              of Incorporation of Registrant (incorporated by reference to
              Exhibit 3.5 to Quarterly Report on Form 10-Q for the
              Quarterly Period Ended June 30, 1997).
 3.6      --  Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.6 to Quarterly Report on Form 10-Q
              for the Quarterly Period Ended June 30, 1997).
10.1*     --  Third Amendment to the Amended and Restated Medaphis
              Employees' Retirement Savings Plan.
10.2*     --  First Amendment to the Medaphis Deferred Compensation Plan.
10.3*     --  Second Amendment to the Medaphis Deferred Compensation Plan.
10.4*     --  Written description of Registrant's Non-Employee Director
              Compensation Plan.
10.5*     --  Medaphis Corporation Non-Employee Director Deferred Stock
              Credit Plan.
10.6*     --  Waiver and Extension Letter Agreement, dated September 18,
              1997, with respect to the Second Amended and Restated Credit
              Agreement, dated February 4, 1997, among Registrant, the
              lenders signatory thereto and SunTrust Bank, Atlanta, as
              agent.

10.7      --  Waiver and Extension Letter Agreement, dated October 24,
              1997, with respect to the Second Amended and Restated Credit
              Agreement, dated February 4, 1997, among Registrant, the
              lenders signatory thereto and SunTrust Bank, Atlanta, as
              agent (incorporated by reference to Exhibit 10.1 to Current
              Report on Form 8-K filed on October 27, 1997).
10.8      --  Waiver and Extension Letter Agreement, dated October 24,
              1997, with respect to the Participation Agreement, dated
              April 21, 1995, as amended, among Registrant, SunTrust Bank,
              Atlanta, and Creditanstalt Corporate Finance, Inc., and
              SunTrust Bank, Atlanta, as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on
              October 27, 1997).
10.9*     --  First Modification, dated November 19, 1997, of the Second
              Amended and Restated Credit Agreement, dated February 4,
              1997, among Registrant, the lenders signatory thereto and
              SunTrust Bank, Atlanta, as agent.
10.10*    --  Employment Agreement dated July 28, 1997, between Registrant and Randolph L.M. Hutto.
10.11*    --  Employment Agreement dated September 30, 1997, between
              Registrant and Mark P. Colonnese.
10.12*    --  Separation Agreement dated as of May 28, 1997, between
              Registrant and Healthcare Recoveries, Inc.
11        --  Statement regarding Computation of Earnings Per Share
27        --  Financial Data Schedule (for SEC use only)
99.1      --  Safe Harbor Compliance Statement for Forward-Looking
              Statements

---------------

* Filed with original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

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

                                          MEDAPHIS CORPORATION

                                          By:     /s/ ALLEN W. RITCHIE
                                            ------------------------------------
                                                      Allen W. Ritchie
                                                   Senior Vice President,
                                                  Chief Financial Officer

                                          By:     /s/ MARK P. COLONNESE
                                            ------------------------------------
                                                     Mark P. Colonnese
                                                     Vice President and
                                                    Corporate Controller
                                               (Principal Accounting Officer)

Date: February 2, 1998