Form 10-K405
period 1997-12-31
MEDAPHIS CORP
filed 1998-02-02
CIK 878556

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                              OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                             Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 23, 1998 was approximately $507,852,618 calculated using the closing price on such date of $6.938. The number of shares outstanding of the Registrant's common stock (the "Common Stock") as of January 23, 1998 was 73,203,981.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in May 1998 are incorporated herein by reference in Part III.
================================================================================

                              MEDAPHIS CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                               PAGE OF
                                                              FORM 10-K
                                                              ---------
ITEM 1.  BUSINESS...........................................       1
ITEM 2.  PROPERTIES.........................................       8
ITEM 3.  LEGAL PROCEEDINGS..................................       9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS............................................      13
         EXECUTIVE OFFICERS OF THE REGISTRANT...............      13

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS........................      14
ITEM 6.  SELECTED FINANCIAL DATA............................      14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................      16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........      22
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................      22

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT.........................................      22
ITEM 11. EXECUTIVE COMPENSATION.............................      22
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.....................................      23
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....      23

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K................................      23

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY MEDAPHIS CORPORATION OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF MEDAPHIS CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.13 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW OF COMPANY

     Medaphis Corporation, a corporation organized in 1985 under the laws of the State of Delaware ("Medaphis" or the "Company"), provides healthcare information products and business management services, together with enabling technologies in selected industries. Medaphis provides its products and services through its Healthcare Services Group and Per-Se Technologies, its Information Technologies Group.

     The Healthcare Services Group provides a range of business management services to physicians and hospitals, including clinical data collection, data input, medical coding, billing, cash collections and accounts receivable management. These services are designed to assist customers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staff to focus on providing quality patient care. These services also assist physicians and hospitals in improving cash flows and reducing administrative costs and burdens. Per-Se Technologies provides application software and a broad range of information technology and consulting services to healthcare and other service-oriented markets such as energy, communications and financial services.

     Medaphis markets its products and services primarily to integrated healthcare delivery networks, hospitals, physician practices, long-term care facilities, home health providers and managed care providers. Medaphis serves approximately 20,700 physicians and 2,700 hospitals predominantly in North America. The Company sells its software solutions and systems integration services internationally, both directly and through distribution agreements, in the United States, Canada, England and Germany.

RECENT DEVELOPMENTS

     On December 23, 1997, Medaphis entered into a $210 million loan facility (the "New Facility") with an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). The proceeds of the New Facility were used in part to repay the Company's previous credit facility. As a result, the warrants issued to the lenders under the previous credit facility for 2% of the outstanding voting common stock ("Common Stock") of the Company terminated. Borrowings under the New Facility initially bear interest at Prime plus 250 basis points with rates increasing 100 basis points at June 23, 1998 and 50 basis points each quarter thereafter through the loan's maturity on April 1, 1999. The interest rate at December 31, 1997 was 11.0%. The New Facility contains certain quarterly financial covenants related to the Company's performance, is secured by substantially all of the assets of the Company and its subsidiaries, and is guaranteed by substantially all of the Company's subsidiaries. The New Facility also contains covenants restricting, among other things, (i) the incurrence of additional indebtedness and other obligations and the granting of additional liens; (ii) mergers, acquisitions, investments and acquisitions and dispositions of assets; (iii) the incurrence of capitalized lease obligations; (iv) dividends and other equity payments in respect of the Company's Common Stock; (v) prepayments or repurchase of other indebtedness and amendments to certain agreements governing indebtedness; (vi) engaging in transactions with affiliates and formation of subsidiaries; and (vii) changes of lines of business. The New Facility is prepayable, in whole or in part, at the option of Medaphis, at any time. The notes evidencing the New Facility were placed privately and have no registration rights. Loan costs for the New Facility totaled approximately $8.1 million.

     On December 31, 1997, the Company had $185 million of outstanding indebtedness under the New Facility. On January 22, 1998, the Company drew down the remaining $25 million of the New Facility, with the funds used in part to purchase certain real property then under lease to the Company and to pay for associated costs of the drawdown, with the balance invested in cash equivalents.

     On January 26, 1998, the Company announced that it had received a commitment for a $100 million revolving credit facility as part of a new planned $250 million financing package. Under the terms of a senior bank financing commitment letter between Medaphis and an affiliate of DLJ, such affiliate will fully underwrite a $100 million, three-year revolving credit facility that will be guaranteed by Medaphis' domestic subsidiaries and secured by a first-priority lien on substantially all material assets of the Company and its domestic subsidiaries. The financing is contingent upon customary conditions for this type of facility and completion of an offering of $150 million in senior notes maturing in 2005. The proceeds of the financing package will be used to refinance the New Facility, and for general corporate purposes.

     As a result of a review initiated by senior management and the Audit Committee of the Board of Directors in March 1997 prior to completion of the audit process for the Company's 1996 fiscal year, information was developed indicating that certain revenues and expenses may have been recorded incorrectly between certain quarters during 1996. In addition, Deloitte & Touche LLP ("Deloitte & Touche") provided to senior management of the Company a letter relating to the Company's internal control structure resulting from Deloitte & Touche's audit of the Company's financial statements for the year ended December 31, 1996. This letter reflected Deloitte & Touche's view that inadequate internal controls over the preparation of interim financial information for each fiscal quarter of 1996 constituted a material weakness in internal controls which resulted in certain errors and irregularities in the financial information for such quarters. The Company previously disclosed in its Form 10-K for its fiscal year ended December 31, 1996 that such errors and irregularities in its financial information had occurred for each fiscal quarter of 1996. In connection with the irregularities in its financial information had occurred for each fiscal quarter of 1996. In connection with the issuance of Deloitte & Touche's audit report dated March 31, 1997 on the Company's financial statements for the year ended December 31, 1996, the Company recorded all adjustments to its interim financial statements deemed appropriate for such errors and irregularities and consequently restated such interim financial statements. All adjustments were for interim period transactions and had no effect on the Company's 1996 annual pro forma net loss.

     During the third quarter of 1997, in connection with a refinancing effort, management evaluated certain revenue recognition practices at Health Data Sciences Corporation ("HDS"), which was acquired in a merger transaction in June 1996 and accounted for as a pooling-of-interests. These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As a result of this evaluation, management determined that certain revenue of HDS was improperly recognized and, accordingly, restated the Company's financial statements for years ended December 31, 1994, 1995 and 1996 and interim periods of 1997. (the "HDS Restatement").

     Subsequent to the HDS Restatement, as part of its continued due diligence efforts related to the refinancing, management completed its analysis of the accounting for the December 1995 acquisition of Medical Management Sciences, Inc. ("MMS") which was originally accounted for as a pooling-of-interests. Management determined the acquisition of MMS should have been accounted for as a purchase and accordingly, restated the Company's financial statements for the years ended December 31, 1995, 1996 and interim periods of 1997 (the "MMS Restatement").

     As a result of the HDS Restatement, the predecessor accountants withdrew their audit opinion dated March 31, 1997 covering 1994, 1995 and 1996. The audit opinion issued by the predecessor accountants dated March 31, 1997 included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern due to certain step-down payments required during 1997 under the Company's Senior Credit Facility. As discussed in Note 8 of the Notes to Consolidated Financial Statements, on December 23, 1997, the Company entered into the New Facility, the proceeds of which were utilized to refinance the Company's then existing senior credit facility, that increased the Company's borrowing capacity and extended the term into 1999, thereby removing the substantial doubt expressed in the predecessor accountants' audit opinion. Fiscal years 1995 and 1996 in the Consolidated Financial Statements have been re-audited by the Company's current independent accountants.

     In the third quarter of 1997 Medaphis combined the operations of Healthcare Information Technologies ("HIT"), its software products division ("Per-Se Product Operations"), and the operations of BSG Corporation ("BSG"), its information technology services division ("Per-Se Services Operations"), under the name Per-Se Technologies. This combination has helped the Company in its efforts to contain costs and eliminate redundancies.

     On May 28, 1997, Medaphis sold Healthcare Recoveries, Inc. ("HRI") through an initial public offering of 100% of its stock, which generated net proceeds to the Company of approximately $117.0 million. Such proceeds were used to repay indebtedness under the Company's then existing senior credit facility.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 16 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

     The Company's business segments are comprised of Physician Services, Hospital Services, Per-Se Product Operations and Per-Se Services Operations. The Company's Physician Services and Hospital Services segments are operated as part of its Healthcare Services Group and Per-Se Product Operations and Per-Se Services Operations are operated as part of Per-Se Technologies. Per-Se Product Operations and Per-Se Service Operations had previously been operated by the Company as HIT and BSG, respectively.

  Physician Services

     Physician Services is a leading provider of business management solutions and claims processing to physicians in the United States. The Company serves more than 17,000 physician clients throughout 47 states. Physician Services offers clients both revenue and cost management services. Revenue management services include medical coding, electronic and manual claims submission, automated patient billing, past due and delinquent accounts receivable collection, capitation analysis (i.e., an analysis of the price per member paid to healthcare providers by managed care health programs for a predetermined set of healthcare services and procedures) and contract negotiation with payors, including managed care organizations. Cost management provide comprehensive practice management services including front office administration, employee benefit plan design and administration, cash flow forecasting and budgeting and general consulting services.

     Physician Services' current systems support approximately 30 different medical and surgical specialties. Although Physician Services is preparing for growth in the academic and office-based markets, the majority of Physician Services' customers are in the hospital-based market.

     To meet the business management service needs of hospital-based, faculty practice, and office-based physicians, Physician Services has developed a broad service selection. Its core services include accounts receivable management, fee-for-service billing, expense accounting, practice consulting, analysis of practice statistics, and electronic data interchange ("EDI") consulting regarding claims and remittance status. Physician Services also has developed a variety of emerging services in response to the changing business needs of physicians, including: activity-based costing systems; consulting services regarding alliances and mergers and acquisitions; capitation management and analysis; compliance services; consulting regarding EDI for eligibility, referrals and authorizations; outcomes reporting; and medical guidelines management. Physician Services has expanded its range of services to include information management and consulting services for mergers and group formations, and has created a distinct operating unit whose exclusive mission is to manage specialty networks.

     The Physician Services business is highly competitive. The Company competes with national and regional physician reimbursement organizations and certain physician groups and hospitals which provide their own business management services. Competition among these organizations is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical services to cash, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, upon price.

  Hospital Services

     Hospital Services is a leading provider of business management services to hospitals in the United States, representing over 1,100 hospitals in a highly fragmented industry. Hospital Services offers services primarily related to "late stage" (over 90 days) receivables, including claims submission and automated patient billing.

Hospital Services' target market is primarily community hospitals. Hospital Services offers its customers a broad range of services, which can be purchased individually or as a complete package, depending on the customer's needs. The products and services offered by Hospital Services includes:

          - Patient Financial Services Outsourcing. Under its most intensive program, Hospital Services customizes management systems and services to assume responsibility for the customer's entire business office functions, including patient admissions/registration, medical records and business office activities.

          - Customized Collection Services. Medaphis' collection agency services collections contracts in the healthcare industry. Its regional offices offer (i) a national presence represented through regional headquarters, (ii) an experienced management team and (iii) a healthcare focus.

          - Extended Business Office Services. Through this program, Hospital Services assumes responsibility for managing collection of assigned accounts receivable.

          - Managed Care and Charge Accuracy Services. Hospital Services identifies underpaid claims, helps in contract negotiation and administration, and assists in payment recovery to assure accurate reimbursement.

          - Claims Resolution Services. These services assist customers in favorably resolving disputes with third party payors.

          - Entitlement Program Services. Under this program, Hospital Services assists patients in qualifying for reimbursement under appropriate federal, state, and local government healthcare programs.

          - Consulting Services. Hospital Services provides specialized consulting services, including interim management and supervisory services, business office reviews, evaluations and assessments, management recruitment, and seminars for in-house personnel.

          - Shared Systems. Hospital Services' shared systems enable customers to license and operate Hospital Services' software, on a 'turnkey' basis.

     The hospital services business in the healthcare industry is highly competitive. The Company competes with national and regional hospital reimbursement organizations and certain hospitals which provide their own business management services. Competition among these organizations is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical and hospital services to cash, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, upon price.

  Per-Se Product Operations

     Per-Se Product Operations segment provides application software and systems integration services to over 1,800 hospitals and 4,000 physicians. Per-Se Product Operations offers the following product lines: (i) an integrated enterprise-wide patient-centered information system that coordinates quality integrated care at nearly 200 acute-care and extended-care facilities representing more than 30,000 beds, and for thousands of ambulatory clinics and home-care providers; (ii) an advanced radiology information management system for both single- and multi-site hospitals and imaging center networks; and (iii) a suite of rules-based staff productivity, patient scheduling and resource management software installed at over 1,900 global locations. These products address both the business and the clinical management needs of Per-Se's healthcare provider customers, and can function in either a stand-alone provider setting or across an entire healthcare delivery network. Per-Se also provides a variety of interfaces to ensure that its products are compatible with other software products used by healthcare providers. Per-Se Product Operations' revenue is derived from software licenses, resale of hardware, installation and implementation services, and continuing customer support and software maintenance activities.

     Per-Se Product Operations is comprised of Automation Atwork ("Atwork"), the provider of the rules-based staff productivity, patient scheduling and resource management software referred to above; Consort Technologies, Inc., the provider of advanced radiology information management systems for single and multi-site hospitals and imaging center networks; and HDS which distributes patient-centered clinically-based information systems.

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

  Per-Se Services Operations

     Through Per-Se Services Operations, the Company provides full-service systems integration, information technology consulting and tailored software development to more than 100 customers, primarily in service-oriented markets such as healthcare, energy, communications and financial services. The Company provides its expertise in information technology and business services to organizations seeking to create competitive advantages through the strategic use of advanced technologies. These technologies enable customers to streamline business processes and improve access to information within their organizations, as well as to create strategic advantages by extending business processes and information to customers, suppliers and other organizations through networked systems.

     The systems integration, information technology consulting and software development industry is highly fragmented and characterized by low barriers to entry, rapid change and intense competition. The markets in which Per-Se Services Operations compete include companies specializing in information technology and systems integration consulting services, application development companies, software development and systems integration units of major computer equipment manufacturers, information systems facilities management and outsourcing organizations, major accounting firms and information systems groups of large general management consulting firms.

     Many of Per-Se Services Operations' competitors have longer operating histories and substantially greater financial, technical and marketing resources, and generate greater systems technology consulting and systems integration revenue. The introduction of lower priced competition or significant price reductions by current or potential competitors, or such competitors' ability to respond more quickly than Per-Se Services Operations to new or emerging technologies or changes in customer requirements, could have an adverse effect on Per-Se Services Operations' business.

     Many of Per-Se Services Operations' current and potential customers periodically evaluate whether to staff system implementation and deployment projects with their in-house information systems staff instead of an outside services company.

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenue, operating profit or loss and identifiable assets attributable to each segment for each of the fiscal years 1995 through 1997 is presented in Note 16 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

HEALTHCARE INDUSTRY

     The Company's business is affected by, among other things, trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some healthcare payors have paid the prices established by providers while other healthcare payors, notably government agencies and managed care companies, have paid less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to healthcare payors willing to pay established prices have increased in order to recover the cost of services purchased by government agencies and others but not paid for by them (i.e., "cost shifting"). The increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased accounts receivable and bad debt levels and higher business office costs. Healthcare providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. Notwithstanding the providers' responses to these pressures, management believes that the revenue growth rate experienced by the Company's clients continues to be adversely affected by increased managed care and other industry factors affecting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and to become more costly. Management believes that these trends have adversely affected and could continue to adversely affect the revenues and profit margins of the Company's operations.

RESEARCH AND DEVELOPMENT

     The Company recorded research and development expenses of approximately $2.8 million, $3.2 million and $3.3 million in 1995, 1996 and 1997, respectively.

REGULATION

     Under Medicare law, physicians and hospitals are only permitted to assign Medicare claims to a billing and collection service in certain limited circumstances. The Medicare statutes that restrict the assignment of Medicare claims are supplemented by Medicare regulations and provisions in the Manual. The Medicare regulations and the Manual provide that a billing service that prepares and sends bills for the provider or physician and does not receive and negotiate the checks made payable to the provider or physician does not violate the restrictions on assignment of Medicare claims. Management believes that its practices do not violate the restrictions on assignment of Medicare claims because, among other things, it bills only in the name of the medical provider, checks and payments for Medicare services are made payable to the medical provider and the Company lacks any power, authority or ability to negotiate checks made payable to the medical provider. Medaphis, medical billing and collection activities are also governed by numerous federal and state civil and criminal laws. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. See Item 3. Legal Proceedings.

     Submission of claims for services or procedures that are not provided as claimed may lead to civil monetary penalties, criminal fines, imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs. Specifically, the Federal False Claims Act allows a private person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and for such person to share in any amounts paid to the government in damages and civil penalties. Successful plaintiffs can receive up to 25-30% of the total recovery from the defendant. Such qui tam actions or "whistle-blower" lawsuits have increased significantly in recent years and have increased the risk that a company engaged in the healthcare industry, such as Medaphis and many of its clients, may become the subject of a federal or state investigation or may ultimately be required to defend a false claims action, may be subjected to government investigation and possible criminal fines, may be sued by private payors and may be excluded from Medicare, Medicaid and/or other federally funded healthcare programs as a result of such an action. The government on its own may also institute a Civil False Claims Act case, either in conjunction with a criminal prosecution or as a stand alone civil case. Whether instituted by a qui tam plaintiff or by the government, the government can recover triple its damages together with civil penalties of $5,000-$10,000 per false claim. Under applicable case law, a party successfully sued under the Federal False Claims Act may be jointly and severally liable for damages and penalties. Some state laws also provide for false claims actions, including actions initiated by a qui tam plaintiff. There can be no assurance that Medaphis will not be the subject of false claims or qui tam proceedings relating to its billing and collection activities or that Medaphis will not be the subject of further government scrutiny or investigations relating to its billing and accounts receivable management services operations. See Item 3. Legal Proceedings. Any such proceeding or investigation could have a material adverse effect upon the Company.

     Credit collection practices and activities are regulated by both federal and state law. The Federal Fair Debt Act sets forth various provisions designed to eliminate abusive, deceptive and unfair debt collection practices by debt collectors. The Federal Fair Debt Act also provides for, among other things, a civil right of action against any debt collector who fails to comply with the provisions thereof. Various states have also promulgated laws and regulations that govern credit collection practices. In general, these laws and regulations prohibit certain fraudulent and oppressive credit collection practices and also may impose license or registration requirements upon collection agencies. In addition, state credit collection laws and regulations generally provide for criminal fines, civil penalties and injunctions for failure to comply with such laws and regulations. Although most of the Company's billing and accounts receivable management services the Company provides to its clients are not considered debt collection services, the Company may be subjected to regulation as a "debt collector" under the Federal Fair Debt Act and as a "collection agency" under certain state collection agency laws and regulations. Management believes that the Company operates in accordance with the Federal Fair Debt Act and complies in all material respects with the applicable collection agency laws and regulations governing collection practices in the states in which it conducts its business or is exempt from such laws and regulations.

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

     In 1996, Congress enacted the Health Insurance Portability and Accounting Act of 1996, Pub. L. No. 104-191, 1996 U.S.C.C.A.N. (110 Stat. 1936) (codified in scattered titles of the United States Code, including 18, 26, 29 and 42 U.S.C.) which includes an expansion of certain fraud and abuse provisions, such as expanding the application of Medicare and Medicaid fraud penalties to other federal healthcare programs, and creating additional criminal offenses relating to healthcare benefit programs, which are defined to include both public and private payer programs. The Health Insurance Act also provides for forfeitures and asset freezing orders in connection with such healthcare offenses. Civil monetary penalties and program exclusion authority available to the OIG also have been expanded. The Health Insurance Act contains provisions for instituting greater coordination of federal, state and local enforcement agency resources and actions through the OIG. There also have been several recent healthcare reform proposals which have included an expansion of the anti-kickback laws to include referrals of any patients regardless of payer source.

     In the 1995 and 1996 sessions of the United States Congress, the focus of healthcare legislation was on budgetary and related funding mechanism issues. A number of reports, including the 1995 Annual Report of the Board of Trustees of the Federal Hospital Insurance Program, projected that the Medicare trust fund is likely to become insolvent by the year 2002 if the current growth rate of approximately 10% per annum in Medicare expenditures continues. Similarly, federal and state expenditures under the Medicaid program are projected to increase significantly during the same seven-year period. In response to these projected expenditure increases, and as part of an effort to balance the federal budget, both the Congress and the Clinton

Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change funding mechanisms and other aspects of both programs. In late 1995, Congress passed legislation that would substantially reduce projected expenditure increases and would make significant changes in the Medicare and the Medicaid programs. The Clinton Administration has proposed alternate measures to reduce, to a lesser extent, projected increases in Medicare and Medicaid expenditures. Neither proposal became law prior to Congress' 1996 adjournment. Medaphis anticipates that both the Clinton Administration and the Republican majorities in Congress will introduce legislation in 1997 designed to reduce projected increases in Medicare and Medicaid expenditures and to make other changes in the Medicare and Medicaid programs. Medaphis anticipates that such proposed legislation would, if adopted, change aspects of the present methods of paying physicians under such programs and provide incentives for Medicare and Medicaid beneficiaries to enroll in health maintenance organizations and other managed care plans. Medaphis cannot predict the effect of any such legislation, if adopted, on its operations.

     A number of states in which Medaphis has operations either have adopted or are considering the adoption of healthcare reform proposals at the state level. Medaphis cannot predict the effect of proposed state healthcare reform laws on its operations. Additionally, certain reforms are occurring in the healthcare market which may continue regardless of whether comprehensive federal or state healthcare reform legislation is adopted and implemented. These medical reforms include certain employer initiatives such as creating purchasing cooperatives and contracting for healthcare services for employees through managed care companies (including health maintenance organizations), and certain provider initiatives such as risk-sharing among healthcare providers and managed care companies through capitated contracts and integration among hospitals and physicians into comprehensive delivery systems. Consolidation of management and billing services by integrated delivery systems may result in a decrease in demand for Medaphis billing and collection services for particular physician practices, but this decrease may be offset by an increase in demand for Medaphis' consulting and comprehensive business management services (including billing and collection services) for the new provider systems.

EMPLOYEES

     The Company currently employs approximately 9,800 full-time and part-time employees. The Company has no labor union contracts and believes relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are leased and are located in Atlanta, Georgia. The lease expires in February 2000.

Healthcare Services Group

     Physician Services' principal office is leased and is located in Atlanta, Georgia. The lease expires in February 2000. In addition to its principal office, Physician Services, through its various operating subsidiaries, operates approximately 174 business offices throughout the United States. Two of the facilities are owned and unencumbered. All of the remaining facilities are leased with expiration dates ranging from April 1998 to April 2005.

     Hospital Services' principal office is leased and is located in Norcross, Georgia. The lease expires in May 2002. In addition to its principal office, Hospital Services, through its various operating subsidiaries, operates approximately 41 business offices throughout the United States. These facilities are leased with expiration dates ranging from April 1998 to September 2002.

Per-Se Technologies

     Per-Se Technologies' principal office is leased and is located in Atlanta, Georgia. The lease expires in September 1999. In addition to its principal office, Per-Se Technologies, through its various operating subsidiaries, operates approximately 36 offices in the United States, Australia, Canada and Europe. These facilities are leased with expiration dates from April 1998 to April 2004.

ITEM 3.  LEGAL PROCEEDINGS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices") (the "California Investigation"). Medaphis first became aware of the California Investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22, 1997, with which it is complying. The subpoena requires, among other things, records of any audit or investigative reports relating to the billing of payors globally for radiological services during the period January 1, 1991 to date and any refunds owed to or issued to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices. Although the precise scope of the California Investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon billing and collection practices in the Designated Offices. No charges or claims by the government have been made. Although the Company continues to believe that the principal focus of the California Investigation remains on the billing and collection practices in the Designated Offices, there can be no assurance that the California Investigation will not expand to other offices, that the California Investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the California Investigation will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995, $2 million in the fourth quarter of 1996 and a credit of $2.8 million in the third quarter of 1997, solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the California Investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the California Investigation. The charges are intended to cover only the anticipated expenses of the California Investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

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

     The Company learned in March 1997 that the government is investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For the year ended December 31, 1996, GFS represented approximately 7% of Medaphis' revenue. During that year, GFS processed approximately 5.6 million claims, approximately 2 million of which were made to government programs. The government has requested that GFS voluntarily produce records, and GFS is complying with that request. Although the precise scope and subject matter of the GFS Investigation are not known to the Company, Medaphis believes that the GFS Investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. There can be no assurance that the GFS Investigation will be resolved promptly or that the GFS Investigation will not have a material adverse effect upon Medaphis. No charges or claims by the government have been made. Currently, the Company has recorded charges of $2 million and $1 million in the second and third quarters of 1997, respectively, solely for legal and administrative fees, costs and expenses in connection with the GFS Investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter.

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

     The parties entered into a Stipulation and Agreement of Settlement dated December 15, 1997 (the "Stipulation") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (to be paid by the Company's directors' and officers' liability insurance carriers), 3,955,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period which were valued at $22.3 million using an option pricing model. The Stipulation also includes, among other things: (i) a complete release of claims against the Company, the individual defendants and certain related persons and entities; and (ii) certain anti-dilution rights in favor of plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle existing civil litigation and claims pending or asserted against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The Stipulation also contains other conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, and the final approval of the settlement by the court. On December 15, 1997, the court granted preliminary approval to the settlement and conditionally certified the classes for settlement purposes only. The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 for this settlement. Such amount has been reflected as a non-current liability as the Company does not anticipate satisfying the obligation with current assets.

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

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. On February 5, 1997 the Court overruled defendants demurrer. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former and current officers of Medaphis. All of the newly added defendants have responded to the amended complaint. As a result of the Company's restatements of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of January 30, 1998:

                                                                           YEAR FIRST
NAME                               AGE              POSITION             ELECTED OFFICER
----                               ---              --------             ---------------
David E. McDowell................  55    Chairman and Chief Executive         1996
                                         Officer and Director
Randolph L.M. Hutto..............  49    Executive Vice President             1997
                                         and General Counsel
Allen W. Ritchie.................  40    Executive Vice President and         1998
                                         Chief Financial Officer
C. James Schaper.................  46    Executive Vice President and         1997
                                         Chief Operating Officer
Harvey Herscovitch...............  60    Senior Vice                          1997
                                         President -- Strategy &
                                         Organization

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

     DAVID E. MCDOWELL joined Medaphis in October 1996 as Chairman and Chief Executive Officer. Mr. McDowell was appointed to the Medaphis Board of Directors in May 1996. From 1992 to 1996, Mr. McDowell was President, Chief Operating Officer and a director of McKesson Corporation. McKesson Corporation is the world's largest distributor of pharmaceutical and healthcare products through McKesson Drug Company in the United States and Medis Health and Pharmaceutical Services, Inc. in Canada. Prior to 1992, Mr. McDowell served for over 25 years as a senior executive at IBM, including as a Vice President and President of the National Services Division.

     RANDOLPH L. M. HUTTO joined Medaphis in August 1997 as Executive Vice President and General Counsel. From 1992 to 1996, Mr. Hutto was employed by First Data Corporation (formally known as First Financial Management Corporation) where he served in a variety of executive positions, including Senior Executive Vice President -- General Counsel and, most recently, Senior Vice President -- Planning and Development. Prior to that, Mr. Hutto was a partner in the law firm of Sutherland, Asbill & Brennan.

     ALLEN W. RITCHIE joined Medaphis in January 1998 as Executive Vice President and Chief Financial Officer. Mr. Ritchie served as President and Chief Executive Officer of Royal Precision, Inc. from October 1997 to present. He served as President, Finance and Administration of AGCO Corporation ("AGCO"), headquartered in Atlanta, GA from July 1996 until January 1997 and President of AGCO from January 1996 to July 1996. From September 1991 until December 1995, he was AGCO's Chief Financial Officer and an

Executive Vice President since July 1994. Mr. Ritchie also served on the Board of Directors of AGCO and as a member of the Board's Strategic Planning Committee.

     C. JAMES SCHAPER joined Medaphis in March 1997 as President of Medaphis Healthcare Information Technology Company and Executive Vice President of Medaphis. From 1994 to 1997, Mr. Schaper held numerous positions with Dun & Bradstreet Software, including President, Chief Executive Officer, Chief Operating Officer, Executive Vice President, and Senior Vice President, Field Operations and Marketing. From 1989 to 1994, Mr. Schaper held several positions with Banyan Systems, Inc., including Senior Vice President, Worldwide Sales and Marketing, Vice President, North America Field Operations and Regional Vice President.

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

                YEAR ENDED DECEMBER 31, 1996                   HIGH        LOW
                ----------------------------                  -------    -------
  First Quarter.............................................  $53.250    $34.000
  Second Quarter............................................   50.250     34.625
  Third Quarter.............................................   42.500     11.250
  Fourth Quarter............................................   18.500      8.250

                YEAR ENDED DECEMBER 31, 1997                   HIGH        LOW
                ----------------------------                  -------    -------
  First Quarter.............................................  $14.750    $ 9.625
  Second Quarter............................................   10.500      3.500
  Third Quarter.............................................   11.000      6.125
  Fourth Quarter............................................    8.750      4.938

     The last reported sales price of the Common Stock as reported on the Nasdaq National Market on January 23, 1998 was $6.938 per share. As of January 23, 1998 the Company's Common Stock was held of record by 723 stockholders.

     Medaphis has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. The New Facility contains restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Medaphis for and as of each of the five fiscal years in the period ended December 31, 1997. The selected consolidated financial information of Medaphis for each of the three fiscal years in the period ended December 31, 1997 and as of December 31, 1995, 1996 and 1997 has been derived from the audited consolidated financial statements of Medaphis which give retroactive effect to the mergers with Atwork, HRI, Rapid Systems, BSG and HDS, all of which have been accounted for as poolings-of-interests. The selected consolidated financial data of Medaphis for each of the two fiscal years ended December 31, 1994 and as of December 31, 1993 and 1994 has been derived from the unaudited consolidated financial statements of Medaphis, which give retroactive effect to the mergers with Atwork, HRI, Rapid Systems, BSG and HDS, all of which have been accounted for using the pooling-of-interests method of accounting. Management believes that the unaudited consolidated financial statements referred to above include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for such periods.

                                                            YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                               1993       1994       1995       1996         1997
                                             --------   --------   --------   ---------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
  Revenue..................................  $250,094   $369,483   $538,012   $ 596,714    $572,625
  Salaries and wages.......................   151,913    216,950    314,790     398,573     377,363
  Other operating expenses.................    65,258     88,655    134,055     163,677     153,372
  Depreciation.............................     6,967      9,065     14,187      28,276      29,355
  Amortization.............................     6,926     10,310     18,048      25,713      24,137
  Interest expense, net....................     6,202      5,591      9,761      11,585      23,260
  Litigation settlement....................        --         --         --          --      52,500
  Restructuring and other charges..........        --         --     48,750     180,316      22,640
  Income (loss) before extraordinary item
     and cumulative effect of accounting
     change................................     5,984     25,682     (2,650)   (137,337)    (93,229)
  Net income (loss)........................     5,984     25,682     (2,650)   (137,337)    (19,303)(3)
  Pro forma net income (loss)(1)...........     6,001     24,251     (4,780)   (136,358)    (19,303)
  Weighted average shares outstanding......    39,179     46,128     52,591      71,225      72,679
PER SHARE DATA(1)(2)
  Pro forma basic income (loss) before
     extraordinary item and cumulative
     effect of accounting change...........  $   0.15   $   0.53   $  (0.09)  $   (1.91)   $  (1.28)
  Pro forma basic net income (loss)........  $   0.15   $   0.53   $  (0.09)  $   (1.91)   $  (0.26)

                                                               AS OF DECEMBER 31,
                                             ------------------------------------------------------
                                               1993       1994       1995       1996         1997
                                             --------   --------   --------   ---------    --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA
  Working capital..........................  $ 48,757   $ 65,549   $ 90,043   $  56,492    $ 93,497
  Intangible assets........................   181,000    376,827    611,544     539,151     515,939
  Total assets.............................   334,361    597,487    935,790     936,854     874,027
  Total debt...............................    76,308    218,374    161,246     271,727     200,941
  Convertible subordinated debentures......    63,375     63,375     63,375          --          --
  Stockholders' equity.....................  $166,706   $236,003   $554,074   $ 508,525    $501,781

---------------

(1) In 1995 and 1996, the Company acquired Atwork, Consort, IVC, Rapid Systems and BSG in merger transactions accounted for as poolings-of-interests. Prior to the mergers, Atwork, Consort, IVC, Rapid Systems and a company acquired by BSG prior to the Company's merger with BSG had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net income (loss) and pro forma net income (loss) per common share are presented in the consolidated statements of operations as if each of these entities had been a "C" corporation during the periods presented.
(2) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and has retroactively restated all periods presented.
(3) Reflects the extraordinary income of $76.4 million relating to the sale of HRI and a $2.5 million charge for the change in accounting for business process reengineering costs incurred in connection with an information technology project, pursuant to Emerging Issues Task Force Consensus No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting or an Internal Project that Combines Business Process Reengineering and Information Technology".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Medaphis is a leader in delivering healthcare information and business management services, together with enabling technologies in selected industries. Medaphis believes it is well-positioned to capitalize on the healthcare industry trends toward consolidation, managed care and cost containment through a broad range of services and products that enable customers to provide quality patient care efficiently and cost effectively. Servicing approximately 20,700 physicians and 2,700 hospitals, predominantly in North America, the Company's large client base and national presence further support the Company's competitive position. Medaphis provides its services and products through its Healthcare Services Group and Per-Se Technologies, its Information Technology Group.

     The Company suffered several setbacks in recent years, including (i) government investigations into: (a) the billing and collection practices in two offices of Medaphis Physician Services Corporation ("MPSC"), and (b) the billing procedures and computerized coding system used at Gottlieb's Financial Services ("GFS") to process claims, which may lead to claims of errors in billing; (ii) the failure of prior management's acquisition strategy to integrate businesses acquired; (iii) several restatements of various financial statements of the Company, including restatements of the Company's fiscal 1995, 1996 and interim 1997 financial statements; (iv) the shut down of the operations of one of the companies acquired; (v) the abandonment of an extensive reengineering program that failed to realize the improvement in customer service and reduction of costs that were expected; (vi) a steep drop in the price of its Common Stock; and (vii) the filing of various lawsuits and claims made against the Company, including multiple putative shareholder class action lawsuits alleging violations of the federal securities laws.

     In response to certain of these setbacks, assembly of a new management team began in the fourth quarter of 1996, headed by David E. McDowell (former President and Chief Operating Officer of McKesson Corporation). The new management team combines healthcare industry talent with information technology expertise from other industries that have already undergone the transition to effective use of information technology. The Company believes that the combined strengths of this team position Medaphis to take advantage of growth opportunities in the healthcare marketplace.

     In addition, in February 1997, new management announced its 1997 operating plan, refocusing the Company on its core business of delivering healthcare information products and business management services, together with enabling technologies in selected industries. The major components of the plan included:
(i) exiting non-core businesses; (ii) achieving improved predictability of business results through enhanced management accountability and controls; (iii) reducing costs and increasing efficiencies in its core businesses; (iv) achieving excellence in customer service; and (v) implementing cross-selling initiatives.

     The Company made significant progress in accomplishing the 1997 operating plan, including the divestiture of HRI, in May 1997 for net proceeds of approximately $117.0 million, the combination of the operations of HIT and BSG under the Per-Se name, the improvement of financial controls, the imposition of cost-containment measures throughout the Company, and the formulation of a new customer-focused strategy centered on a "markets of one" approach to creating solutions that meet the distinct needs of each customer.

     The Company also reached a proposed settlement in 1997 with the plaintiffs in one of the major class-action securities lawsuits pending against it and, during the third quarter of 1997, the Company recorded a non-cash charge of $52.5 million related to this settlement. In addition, through the successful completion of a $210.0 million loan facility (the "New Facility"), management believes it has stabilized and provided for the near-term financing needs of the Company, which will allow Medaphis to pursue its goal of furthering its position in delivering cost-effective high quality healthcare information products and business management services, together with enabling technologies in selected industries.

RESULTS OF OPERATIONS

     The following table shows certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                  YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------
                                        1995               1996                1997
                                  ----------------   -----------------   -----------------
                                                   (DOLLARS IN THOUSANDS)
Revenue.........................  $538,012   100.0%  $ 596,714   100.0%  $ 572,625   100.0%
Salaries and wages..............   314,790    58.5     398,573    66.8     377,363    65.9
Other operating expenses........   134,055    24.9     163,677    27.4     153,372    26.8
Depreciation....................    14,187     2.6      28,276     4.7      29,355     5.1
Amortization....................    18,048     3.4      25,713     4.3      24,137     4.2
Interest expense, net...........     9,761     1.8      11,585     2.0      23,260     4.1
Litigation settlement...........        --      --          --      --      52,500     9.2
Restructuring and other
  charges.......................    48,750     9.1     180,316    30.2      22,640     3.9
                                  --------   -----   ---------   -----   ---------   -----
Loss before income taxes........    (1,579)   (0.3)   (211,426)  (35.4)   (110,002)  (19.2)
Income tax expense (benefit)....     1,071     0.2     (74,089)  (12.4)    (16,773)   (2.9)
                                  --------   -----   ---------   -----   ---------   -----
Loss before extraordinary item
  and cumulative effect of
  accounting change.............    (2,650)   (0.5)   (137,337)  (23.0)    (93,229)  (16.3)
Extraordinary item: Gain on sale
  of HRI, net of tax............        --      --          --      --      76,391    13.3
Cumulative effect of accounting
  change, net of tax............        --      --          --      --      (2,465)   (0.4)
                                  --------   -----   ---------   -----   ---------   -----
  Net loss......................    (2,650)   (0.5)   (137,337)  (23.0)    (19,303)   (3.4)
Pro forma tax adjustments.......    (2,130)   (0.4)        979     0.2          --      --
                                  --------   -----   ---------   -----   ---------   -----
Pro forma net loss..............  $ (4,780)   (0.9)% $(136,358)  (22.8)% $ (19,303)   (3.4)%
                                  ========   =====   =========   =====   =========   =====

  Fiscal 1997 compared to Fiscal 1996

REVENUE.  Revenue classified by the Company's reportable segments is as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $294,406   $279,593
Hospital Services...........................................    89,715     98,067
HRI.........................................................    31,419     14,720
Per-Se Product Operations...................................    70,047     90,977
Per-Se Services Operations..................................   113,988     90,594
Corporate and eliminations..................................    (2,861)    (1,326)
                                                              --------   --------
                                                              $596,714   $572,625
                                                              ========   ========

     Physician Services' revenue for the year ended December 31, 1997 declined 5.0% from the prior year principally due to an adjustment to revenue of $12.1 million in the third quarter of 1997 that resulted from a detailed review, performed by the Company, to update the assumptions and methodology underlying the calculation of accounts receivable, unbilled, for Physician Services. In 1997, management's emphasis has been on enhancing client service to its existing clients and not on expanding the client base.

     Hospital Services' revenue for the year ended December 31, 1997 increased 9.3% as compared to the comparable period in 1996. This increase reflects internally-generated volume growth.

     Medaphis acquired HRI on August 28, 1995 in a transaction accounted for as a pooling-of-interests. On May 28, 1997 Medaphis completed the sale of HRI and, as a result, there are only five months of revenue from HRI in 1997 compared with a full year for 1996.

     Per-Se's Product Operations revenue increased 29.9% for the year ended December 31, 1997, as compared with the year ended December 31, 1996. This increase is primarily the result of an increase in license fees associated with the ULTICARE(R) and scheduling product lines offset in part by charges of $4.7 million for unusual revenue adjustments.

     Per-Se's Services Operations revenue in 1996 includes the results of the Company's wholly-owned subsidiary, Imonics Corporation ("Imonics"), which was shut down at the end of 1996 (the "Imonics Shutdown"). Imonics generated $12.3 million of revenue during the year ended December 31, 1996. Excluding the revenue generated by Imonics, Per-Se's Services Operations revenue decreased 10.9% for the year ended December 31, 1997, as compared with the year ended December 31, 1996. Disruptions associated with the restructuring of this division have negatively affected revenue. Also negatively impacting the Per-Se's Services Operations revenue for 1997 was approximately $1.1 million of unusual revenue adjustments.

     SALARIES AND WAGES. Salaries and wages for 1997 decreased to $377.4 million (65.9% of revenue) from $398.6 million (66.8% of revenue) in 1996. This decrease is attributable to management's efforts to reduce costs by streamlining processes and reducing the overall head count of the Company. Management further reduced the Company's head count during the fourth quarter of 1997 within Physician Services and Per-Se.

     OTHER OPERATING EXPENSES. Other operating expenses decreased to $153.4 million (26.8% of revenue) in 1997 from $163.7 million (27.4% of revenue) in 1996. The decrease in other operating expenses as a percentage of revenue reflects the cost management initiatives that were stated in the Company's 1997 business plan. Included in other operating expenses for 1997 are higher than normal professional fees the Company incurred to assist with a variety of financial, operational and organizational projects undertaken by the management of the Company. Management believes that expenditures for professional fees will decrease in 1998. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunication, travel, outside consulting services and office supplies.

     DEPRECIATION. Depreciation expense was $29.4 million in the year ended December 31, 1997 as compared with $28.3 million for the same period of 1996. This increase reflects the Company's normal investment in property and equipment to support growth in its business.

     AMORTIZATION. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and software products, was $24.1 million for the year ended December 31, 1997 as compared with $25.7 million for the same period of 1996. This decrease is primarily due to the write-offs of goodwill and capitalized software associated with the Imonics Shutdown.

     INTEREST. Net interest expense was $23.3 million in the year ended December 31, 1997 as compared with $11.6 million in the same period of 1996. The increase in interest expense was due to increased borrowing rates. Management anticipates that interest rate fluctuations and changes in the amount of borrowings under the New Facility will impact future interest expense.

     RESTRUCTURING AND OTHER CHARGES. See Note 4 of Notes to Consolidated Financial Statements for a discussion of restructuring and other charges.

     INCOME TAXES. Effective income tax rates for the periods presented vary from statutory rates primarily as a result of nondeductible expenses associated with the litigation settlement in 1997 and merger transactions consummated by the Company in 1996 and previous years. Pro forma adjustments for income taxes have been provided for companies that elected to be treated as "S" Corporations under the Internal Revenue Code of 1986, as amended, prior to merging with the Company.

     EXTRAORDINARY ITEM. On May 28, 1997, Medaphis sold HRI through an initial public offering of 100% of its stock, which generated net proceeds to the Company of approximately $117.0 million. Medaphis had acquired HRI on August 28, 1995 through a business combination accounted for using the pooling-of-interests method of accounting.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology" ("EITF 97-13"). EITF 97-13 requires process reengineering costs, as defined, which had been previously capitalized as part of an information technology project to be expensed in the quarter which includes November 1997. The Company recorded a charge of $2.5 million, net of tax of $1.6 million, in the fourth quarter of 1997 as a result of EITF 97-13.

  Fiscal 1996 compared to Fiscal 1995

     REVENUE. Revenue classified by the Company's reportable segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1995           1996
                                                              ---------      ---------
                                                               (DOLLARS IN THOUSANDS)
Physician Services..........................................   $289,968       $294,406
Hospital Services...........................................     69,689         89,715
HRI.........................................................     22,667         31,419
Per-Se Product Operations...................................     58,799         70,047
Per-Se Services Operations..................................     98,615        113,988
Corporate and eliminations..................................     (1,726)        (2,861)
                                                               --------       --------
                                                               $538,012       $596,714
                                                               ========       ========

     Physician Services' revenue grew only 1.5% in 1996 as compared to 1995. Excluding the growth by acquisitions, Physician Services experienced a decline in revenue, which is attributable to the loss of clients at a higher rate than had historically been experienced by the Company. These client losses were mostly due to the reengineering and consolidation effort undertaken by Physician Services, which diverted management's attention away from client service.

     Hospital Services' revenue grew by 28.7% in 1996 as compared to 1995. The majority of this growth is attributable to acquisitions made in December 1995 and the first quarter of 1996.

     HRI's revenue increased by 38.6% in 1996 as compared with 1995. This growth was caused by increased subrogation recoveries.

     Per-Se's Product Operations revenue increased 19.1% in 1996 as compared with the same period in 1995. This increase is primarily the result of higher licensing revenue from the ULTICARE product line.

     Per-Se's Services Operations 1996 revenues increased 15.6% from 1995. The increases in the BSG's revenue reflected the demand for Per-Se's services as migration to client server architectures continued to accelerate. This demand for Per-Se's services was negatively affected in 1996 by a decrease in the revenues generated by Imonics.

     SALARIES AND WAGES. Salaries and wages increased to $398.6 million (66.8% of revenue) in 1996 from $314.8 million (58.5% of revenue) in 1995. This increase was due to a slowdown in the growth of the Company's revenue and an increase in the employment levels across the Company.

     OTHER OPERATING EXPENSES. Other operating expenses increased to $163.7 million (27.4% of revenue) in 1996 from $134.1 million (24.9% in 1995). The increase in other operating expenses as a percentage of revenue for 1996, as compared with 1995, is due to a slowdown in the growth of the Company's revenue without a corresponding slowdown in the growth of the Company's operating expenses. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, office supplies and legal, accounting and other outside professional services.

     DEPRECIATION. Depreciation expense was $28.3 million in 1996 compared to $14.2 million in 1995. This increase reflects the Company's investment in property and equipment, including approximately $42.0 million of new computer and other data processing equipment purchased in connection with the Company's reengineering program, and to support growth in its business, including acquisitions.

     AMORTIZATION. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and software products, was $25.7 million in 1996 versus $18.0 million in 1995. The increases are primarily due to increased amortization of goodwill and client lists resulting from acquisitions.

     INTEREST. Net interest expense was $11.6 million in 1996, compared to $9.8 million in 1995. The increase in 1996 is primarily due to increased borrowings under the Company's then-current credit facility to finance acquisitions and the Company's investment in its reengineering project.

     RESTRUCTURING AND OTHER CHARGES. See Note 4 of Notes to Consolidated Financial Statements for a discussion of restructuring and other charges.

     INCOME TAXES. Effective income tax rates for the periods presented vary from statutory rates primarily as a result of nondeductible expenses associated with merger transactions consummated by the Company in 1996 and previous years. Pro forma adjustments for income taxes have been provided for companies that elected to be treated as "S" Corporations under the Internal Revenue Code of 1986, as amended, prior to merging with the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $93.5 million at December 31, 1997 and had unrestricted cash and cash equivalents of $17.8 million. The Company used cash of $10.2 million for operating activities in the year ended December 31, 1997, principally to fund liabilities related to restructuring and other charges.

     Also during 1997, the Company generated approximately $126.4 million of cash proceeds from the sale of HRI. The net cash proceeds of approximately $117.0 million were used to reduce the Company's borrowings under its then credit facility.

     On December 23, 1997, Medaphis entered into the New Facility with an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). The proceeds of the New Facility were used in part to repay the Company's previous credit facility. Borrowings under the New Facility initially bear interest at Prime plus 250 basis points with rates increasing 100 basis points at June 23, 1998 and 50 basis points each quarter thereafter through the loan's maturity on April 1, 1999. The interest rate at December 31, 1997 was 11.0%. The New Facility contains certain quarterly financial covenants related to the Company's performance, is secured by substantially all of the assets of the Company and its subsidiaries, and is guaranteed by substantially all of the Company's subsidiaries. The New Facility also contains customary covenants for facilities of this type. The New Facility is prepayable, in whole or in part, at the option of Medaphis, at any time. The notes evidencing the New Facility were placed privately and have no registration rights. Loan costs for the New Facility totaled approximately $8.1 million.

     On December 31, 1997, the Company had $185.0 million of outstanding indebtedness under the New Facility. On January 22, 1998, the Company drew down the remaining $25.0 million of the New Facility, with the funds used in part to purchase certain real property then under lease to the Company, with the balance invested in cash equivalents.

     On January 26, 1998 the Company announced that it had received a commitment for a $100 million revolving credit facility as part of a new planned $250 million financing package. Under the terms of a senior bank financing commitment letter between an affiliate of DLJ and Medaphis, DLJ will fully underwrite a $100 million, three-year revolving credit facility that will be guaranteed by Medaphis' domestic subsidiaries and secured by a first-priority lien on substantially all material assets of the Company and its domestic subsidiaries. The financing is contingent upon customary conditions for this type of facility and completion of an offering of $150 million in senior notes maturing in 2005. The proceeds of the financing package will be used to refinance the New Facility, and for general corporate purposes. The Company believes that its liquidity is presently sufficient to meet its current and anticipated needs. There can be no assurance that events negatively impacting the Company or its operations or liquidity will not occur.

OTHER MATTERS

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected Year 2000 problems.

     During the third quarter of 1997, in connection with a refinancing effort, management evaluated certain revenue recognition practices at HDS, which was acquired in a merger transaction in June 1996 and accounted for as a pooling-of-interests. These practices related principally to revenue recognized in fiscal years 1994, 1995 and 1996. As a result of this evaluation, management determined that the revenue was improperly recognized and, accordingly, restated the Company's financial statements for the years ended December 31, 1994, 1995, 1996 and interim periods of 1997 and retained earnings (accumulated deficit) as of December 31, 1994 (the "HDS Restatement").

     As a result of the HDS-related restatement, Deloitte & Touche withdrew its audit opinion dated March 31, 1997 in respect of the Company's 1994, 1995 and 1996 fiscal years. Consequently, the Company engaged Price Waterhouse to re-audit the Company's 1995 and 1996 fiscal years and audit the Company's nine-month period ending September 30, 1997. As indicated in a Current Report on Form 8-K filed by the Company on January 8, 1998 (the "January 8-K"), the Company determined to further restate the results of such periods to account for the December 1995 acquisition by the Company of Medical Management Sciences, Inc. ("MMS") on a purchase accounting basis (the "MMS Restatement"). Such acquisition had previously been accounted for as a pooling-of-interests.

     The withdrawn audit opinion included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern due to certain step-down payments required during 1997 under the Company's Senior Credit Facility. As discussed in Note 8 of the Notes to Consolidated Financial Statements, on December 23, 1997, the Company entered into the New Facility, the proceeds of which were used to refinance the Senior Credit Facility, and that increased the Company's borrowing capacity and extended the term into 1999, thereby removing the substantial doubt expressed in the predecessor accountants' audit opinion. Fiscal years 1995 and 1996 have been re-audited by the Company's current independent accountants.

     The impact of the HDS Restatement and MMS Restatement for the years ended December 31, 1994, 1995 and 1996 and as of the years ended December 31, 1994, 1995 and 1996 is presented below:

                                                            AS PREVIOUSLY
                                                               REPORTED           AS RESTATED
                                                        ----------------------    -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
AS OF DECEMBER 31, 1994
  Retained Earnings (accumulated deficit).............        $   4,838            $ (16,059)
  Total stockholders' equity..........................        $ 257,097            $ 236,004

                                                            AS PREVIOUSLY
                                                               REPORTED           AS RESTATED
                                                        ----------------------    -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 1995
  Revenue.............................................        $ 559,877            $ 538,012
  Pro forma net loss..................................           (8,504)              (4,780)
  Pro forma basic net loss per share..................        $   (0.15)           $   (0.09)
AS OF DECEMBER 31, 1995
  Accumulated deficit.................................        $  (6,052)           $ (21,284)
  Total stockholders' equity..........................        $ 421,306            $ 554,074
FOR THE YEAR ENDED DECEMBER 31, 1996
  Revenue.............................................        $ 608,313            $ 596,714
  Pro forma net loss..................................         (123,642)            (136,358)
  Pro forma basic net loss per share..................        $   (1.74)           $   (1.91)
AS OF DECEMBER 31, 1996
  Current assets......................................        $ 269,385            $ 255,239
  Intangible assets...................................          389,033              539,151
  Total assets........................................          815,624              936,854
  Current liabilities.................................          193,752              198,747
  Total liabilities...................................          423,334              428,329
  Total stockholders' equity..........................        $ 392,290            $ 508,525

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 30, 1997, following a competitive review and request for proposal process in which Deloitte & Touche LLP ("Deloitte & Touche"), the Company's then-present auditors, and a number of other nationally recognized accounting firms participated, the Company notified Deloitte & Touche that it had been dismissed as the Company's principal accountants and that the Company intended to engage new principal accountants. This action was recommended by the Audit Committee of the Company's Board of Directors, and the Board approved such change on June 27, 1997. On July 9, 1997, the Company engaged Price Waterhouse LLP as the Company's new principal accountants. See Item 1. Business -- Recent Developments.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I of this Report pursuant to General Instruction G of this Form 10-K, is included in the sections entitled "Management of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held in May 1998 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held in May 1998 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held in May 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Certain Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held in May 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements

      Report of Independent Accountants;

      Consolidated Balance Sheets -- as of December 31, 1996 and 1997;

      Consolidated Statements of Operations -- years ended December 31, 1995, 1996 and 1997;

      Consolidated Statements of Cash Flows -- years ended December 31, 1995, 1996 and 1997;

      Consolidated Statements of Stockholders' Equity -- years ended December 31, 1995, 1996 and 1997; and Notes to Consolidated Financial Statements.

   2. Financial Statement Schedules

      Included in Part IV of the report:

      Report of Independent Accountants;

      Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 1995, 1996 and 1997.

      Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required.

   3. Exhibits

      The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
  2.1     --   Amended and Restated Merger Agreement, dated July 28, 1995, among Registrant, RaySub, Inc. and Healthcare Recoveries,
               Inc. (incorporated by reference to Exhibit 2.1 to Current
               Report on Form 8-K filed on September 12, 1995).
  2.2     --   Merger Agreement, dated December 29, 1995, among Registrant,
               CarSub, Inc. and Medical Management Sciences, Inc.
               (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on January 19, 1996).
  2.3     --   Merger Agreement, dated as of March 12, 1996, by and among
               Registrant, Rapid Systems Solutions, Inc. and RipSub, Inc.
               (incorporated by reference to Exhibit 2.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
               File No. 000-19480 (the "1995 Form 10-K")).
  2.4     --   Merger Agreement, dated as of March 15, 1996, by and among
               Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on
               Form S-4, File No. 333-2506).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
  2.5     --   Merger Agreement, dated January 29, 1995, by and among
               Registrant, BullSub, Inc., Automation, Atwork, Atwork
               Australia, Atwork Canada-Corp., Atwork-Europe and Atwork,
               U.K. (incorporated by reference to Exhibit 2.1 to
               Registration Statement on Form S-4, File No. 33-088910).
  2.6     --   Stock Purchase Agreement, dated December 31, 1995, among
               MedQuist Receivables Management Company, MedQuist, Inc. and
               Medaphis Hospital Services Corporation (incorporated by
               reference to Exhibit 2.4 to Current Report on Form 8-K filed on January 19, 1996).
  2.7     --   Merger Agreement, dated October 13, 1995, among Registrant,
               NukSub, Inc. and Consort Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 5, 1995).
  2.8     --   Merger Agreement, dated as of May 23, 1996 among Registrant,
               RAKSub, Inc., and HDS, Inc. (incorporated by reference to
               Exhibit 2.1 to Registration Statement on Form S-4, File No.
               333-04451).
  3.1     --   Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registration Statement on Form S-1, File No. 33-42216).
  3.2     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1993).
  3.3     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to
               Registration Statement on Form 8-A/A, filed on March 28,
               1995).
  3.4     --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to Registration Statement on Form S-8,
               Registration No. 333-03213).
  3.5     --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 3.5 to Quarterly Report on Form 10-Q for the
               quarterly period ended June 30, 1997).
  3.6     --   Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.6 to Quarterly Report on Form 10-Q
               for the quarterly period ended June 30, 1997).
  4.1     --   Indenture by and between Registrant and Trust Company Bank, as Trustee, dated December 30, 1992 (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on January 11, 1993).
  4.2     --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1995 Form 10-K).
  4.3     --   Commitment Letter from DLJ Bridge Finance, Inc. to
               Registrant, dated December 15, 1997, with respect to $210
               million in aggregate principal amount of senior secured
               increasing rate notes (incorporated by reference to Exhibit
               10.1 on Current Report on Form 8-K filed on December 18,
               1997).
  4.4     --   Note Purchase Agreement, dated December 23, 1997, by and
               among Registrant, certain of its subsidiaries and Med
               Funding, Inc. with respect to up to $210 million in
               aggregate principal amount of Senior Secured Increasing Rate
               Notes (including Form of Note) (incorporated by reference to
               Exhibit 10.1 to Current Report on Form 8-K filed on January
               8, 1998).
  4.5     --   Security Agreement, dated December 23, 1997, by and among
               Registrant, certain of its subsidiaries and Med Funding,
               Inc. (incorporated by reference to Exhibit 10.2 to Current
               Report on Form 8-K filed on January 8, 1998).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
  4.6     --   Pledge Agreement, dated December 23, 1997, by and among
               Registrant, certain of its subsidiaries and Med Funding,
               Inc. (incorporated by reference to Exhibit 10.3 to Current
               Report on Form 8-K filed on January 8, 1998).
  4.7     --   Form of Option Agreement relating to Registrant's Stock
               Option Plan (incorporated by reference to Exhibit 4.2 to
               Registration Statement on Form S-1, File No. 33-42216).
  4.8     --   Form of Option Agreement relating to Registrant's Executive
               Performance Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, File No. 33-42216).
  4.9     --   Form of Option Agreement relating to Registrant's Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 4.4 to Registration
               Statement on Form S-3, File No. 33-71552).
  4.10    --   Form of Option Agreement relating to Registrant's Restricted
               Stock Plan (incorporated by reference to Exhibit 4.5 to the
               1995 Form 10-K).
  4.11    --   Form of Option Agreement relating to Registrant's
               Non-Employee Director Stock Option Plan (incorporated by
               reference to Exhibit 4.6 to the 1995 Form 10-K).
  4.12    --   Registration Rights Agreement, dated as of March 17, 1995, by and among Registrant, David Michael Warner and John P.
               Holton (incorporated by reference to Exhibit 4.10 to Annual
               Report on Form 10-K for the year ended December 31, 1994,
               File No. 000-19480 (the "1994 Form 10-K")).
  4.13    --   Form of Common Stock Purchase Warrant issued to Fredrica
               Morf and Ursula Nelson (incorporated by reference to Exhibit
               4.19 to the 1994 Form 10-K).
  4.14    --   Form of Warrant issued to one or more lenders pursuant to
               Registrant's Second Amended and Restated Credit Agreement,
               dated as of February 4, 1997 (incorporated by reference to
               Exhibit 4.1 to Current Report on Form 8-K filed on February
               18, 1997).
  4.15    --   Form of Registration Rights Agreement among Registrant,
               Mahmoud R. Ghavi, Barry G. Wahlig, William L. McCready, and
               Kimberly D. Elkins (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 1995).
  4.16    --   Form of Registration Rights Agreement among Registrant,
               William J. DeZonia, Lori T. Caudill, Carol T. Shumaker,
               Alyson T. Stinson, James F. Thacker, James F. Thacker
               Retained Annuity Trust and Paulanne H. Thacker Retained
               Annuity Trust (incorporated by reference to Exhibit 4.1 to
               Current Report on Form 8-K filed on January 19, 1996).
  4.17    --   Form of Registration Rights Agreement among Registrant,
               Raymond J. Noorda and Steven G. Papermaster (incorporated by reference to Exhibit 4.17 to Registration Statement on Form
               S-4, file No. 33-2506).
  4.18    --   Form of Registration Rights Agreement among Registrant,
               Michael Clark, Andrei Mitran, and Steven Theidke
               (incorporated by reference to Exhibit 4.18 to Registration
               Statement on Form S-4, File No. 33-2506).
  4.19    --   Notice of Redemption for 6.5% Convertible Subordinated
               Debentures Due 2000 (incorporated by reference to Exhibit
               4.21 to the 1995 Form 10-K).
  4.20    --   Form of Option Agreement relating to Registrant's
               Non-Qualified Stock Option Plan for Non-Executive Employees
               (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996,
               File No. 000-19480 (the "1996 Form 10-K")).
 10.1     --   Amended and Restated Medaphis Corporation Non-Qualified
               Stock Option Plan (incorporated by reference to Exhibit 28.1 to Registration Statement on Form S-8, File No. 33-46847).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.2     --   First Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28.1 to Registration Statement on Form S-8, File
               No. 33-64952).
 10.3     --   Second Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 000-19480
               (the "1992 Form 10-K")).
 10.4     --   Third Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the
               quarterly period ended March 31, 1993).
 10.5     --   Fourth Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993).
 10.6     --   Fifth Amendment to the Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K")).
 10.7     --   Sixth Amendment to Medaphis Corporation Amended and Restated
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the
               quarterly period ended March 31, 1994).
 10.8     --   Seventh Amendment to Medaphis Corporation Amended and
               Restated Non-Qualified Stock Option Plan (incorporated by
               reference to Exhibit 99 to Registration Statement on Form
               S-8, File No. 33-95742).
 10.9     --   Eighth Amendment to Medaphis Corporation Amended and
               Restated Non-Qualified Stock Option Plan (incorporated by
               reference to Exhibit 99.1 to Registration Statement on Form
               S-8, File No. 333-07203).
 10.10    --   Ninth Amendment to Medaphis Corporation Amended and Restated
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8, File
               No. 333-07203).
 10.11    --   Tenth Amendment to Medaphis Corporation Amended and Restated
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8, File
               No. 333-7203).
 10.12    --   Eleventh Amendment to Medaphis Corporation Amended and
               Restated Non-Qualified Stock Option Plan (incorporated by
               reference to Exhibit 10.12 on the 1996 Form 10-K).
 10.13    --   Medaphis Corporation Senior Executive Performance
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28.2 to Registration Statement on Form S-8, File
               No. 33-46847).
 10.14    --   First Amendment to Medaphis Corporation Senior Executive
               Performance Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993).
 10.15    --   Medaphis Corporation Non-Qualified Stock Option Plan for
               Employees of Acquired Companies (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, File
               No. 33-67752).
 10.16    --   First Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99 to Registration
               Statement on Form S-8, File No. 33-71556).
 10.17    --   Second Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99 to Registration
               Statement on Form S-8, File No. 33-88442).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.18    --   Third Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 10.14 to the 1995 Form
               10-K).
 10.19    --   Fourth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99.2 to Registration
               Statement on Form S-8, File No. 333-3213).
 10.20    --   Fifth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99.1 to Registration
               Statement on Form S-8, File No. 333-07627).
 10.21    --   Sixth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 10.21 on the 1996 Form
               10-K).
 10.22    --   Medaphis Corporation Non-Employee Director Stock Option
               Plan, dated as of August 12, 1994 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1994).
 10.23    --   Medaphis Corporation Non-Qualified Stock Option Plan for
               Non-Executive Employees (incorporated by reference to
               Exhibit 10.23 on the 1996 Form 10-K).
 10.24    --   First Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.24 on the 1996 Form 10-K).
 10.25    --   Second Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees.
 10.26    --   Third Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees.
 10.27    --   Fourth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees.
 10.28    --   Fifth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees.
 10.29    --   Restricted Stock Plan of the Registrant, dated as of August
               12, 1994 (incorporated by reference to Exhibit 10.2 to
               Registration Statement on Form S-4, File No. 33-88910).
 10.30    --   Form of Medaphis Corporation Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.19 to the 1995 Form
               10-K).
 10.31    --   First Amendment to Medaphis Corporation Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.27 on the 1996 Form 10-K).
 10.32    --   Second Amendment to Medaphis Corporation Employee Stock
               Purchase Plan.
 10.33    --   Third Amendment to Medaphis Corporation Employee Stock
               Purchase Plan.
 10.34    --   Retirement Savings Trust (incorporated by reference to
               Exhibit 10.10 to Registration Statement on Form S-1, File
               No. 33-42216).
 10.35    --   Amended and Restated Medaphis Employees' Retirement Savings
               Plan (incorporated by reference to Exhibit 10.29 on the 1996
               Form 10-K).
 10.36    --   First Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.30 on the 1996 Form 10-K).
 10.37    --   Form of Second Amendment to the Amended and Restated
               Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit 10.31 on the 1996 Form 10-K).
 10.38    --   Third Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.39    --   Fourth Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan.
 10.40    --   Loan Agreement, dated October 1, 1983, between Medical
               Management Consultants, Inc. and Development Authority of
               Cobb County (incorporated by reference to Exhibit 10.16 to
               Registration Statement on Form S-1, File No. 33-42216).
 10.41    --   Second Amended and Restated Credit Agreement, dated as of
               February 4, 1997, among the Registrant, the lenders listed therein and the Agent (incorporated by reference to Exhibit
               99.2 to Current Report on Form 8-K filed on February 18,
               1997).
 10.42    --   Waiver and Extension Letter Agreement, dated September 18,
               1997, with respect to the Second Amended and Restated Credit
               Agreement, dated February 4, 1997, among Registrant, the
               lenders signatory thereto and SunTrust Bank, Atlanta, as
               agent (incorporated by reference to Exhibit 10.6 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1997).
 10.43    --   Waiver and Extension Letter Agreement, dated October 24,
               1997, with respect to the Second Amended and Restated Credit
               Agreement, dated February 4, 1997, among Registrant, the
               lenders signatory thereto and SunTrust Bank, Atlanta, as
               agent (incorporated by reference to Exhibit 10.1 to Current
               Report on Form 8-K filed on October 27, 1997).
 10.44    --   Waiver and Extension Letter Agreement, dated October 24,
               1997, with respect to the Participation Agreement, dated
               April 21, 1995, as amended, among Registrant, SunTrust Bank,
               Atlanta, and Creditanstalt Corporate Finance, Inc., and
               SunTrust Bank, Atlanta, as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on
               October 27, 1997).
 10.45    --   First Modification, dated November 19, 1997, of the Second
               Amended and Restated Credit Agreement, dated February 4,
               1997, among Registrant, the lenders signatory thereto and
               SunTrust Bank, Atlanta, as agent (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1997).
 10.46    --   Certificate of Merger of CompMed, Inc. with and into
               Medaphis Physician Services Corporation dated as of December
               31, 1993 (incorporated by reference to Exhibit 10.30 to the
               1993 Form 10-K).
 10.47    --   Employment Agreement, dated December 14, 1992, between
               MedCorp Holding, Inc. and Dennis A. Pryor (incorporated by reference to Exhibit 10.26 to the 1992 Form 10-K).
 10.48    --   Amendment No. 1 to the Employment Agreement between Dennis
               A. Pryor and Medaphis Physician Services Corporation
               (formerly MedCorp Holding, Inc., which changed its name to
               CompMed, Inc. and subsequently merged into Medaphis
               Physician Services Corporation (incorporated by reference to
               Exhibit 10.37 to the 1994 Form 10-K)).
 10.49    --   Lease Agreement, dated August 1, 1989, between Financial
               Enterprises III (a general partnership consisting of Martin
               L. Brill and Dennis A. Pryor) and Medical Management
               Sciences South, Inc. (incorporated by reference to Exhibit
               10.37 on the 1996 Form 10-K).
 10.50    --   Agreement for Management Services by and among Registrant,
               INTEGRATEC Med-Services, Inc. and Medaphis Hospital Services
               Corporation, dated as of January 13, 1993 (incorporated by reference to Exhibit 10.37 to the 1993 Form 10-K).
 10.51    --   Employment Agreement by and between Registrant and Randolph
               G. Brown, dated March 24, 1995 (incorporated by reference to
               Exhibit 10.46 to the 1994 Form 10-K).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.52    --   Master Equipment Lease, dated January 25, 1994, by and
               between Trust Company Bank and Registrant (incorporated by reference to Exhibit 10.63 to the 1994 Form 10-K).
 10.53    --   Lease and Development and Participation Agreement, dated
               April 21, 1995 (incorporated by reference to Exhibit 10.1 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1995).
 10.54    --   Master Equipment Lease Agreement Intended for Security with
               NationsBank Leasing Corporation, dated May 31, 1995
               (incorporated by reference to Exhibit 10.2 to Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1995).
 10.55    --   Amendment No. 1 to the Master Equipment Lease Agreement
               Intended for Security with Nationsbanc Leasing Corporation of North Carolina, dated March 29, 1996 (incorporated by
               reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996).
 10.56    --   Equipment Lease, dated September 29, 1995, by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.70 to
               the 1995 Form 10-K).
 10.57    --   Equipment Lease, dated October 31, 1995 by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.71 to
               the 1995 Form 10-K).
 10.58    --   Equipment Lease, dated January 31, 1996 by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.61 to
               the 1995 Form 10-K).
 10.59    --   Equipment Lease, dated February 29, 1996, by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.62 to
               the 1995 Form 10-K).
 10.60    --   Tivoli Systems, Inc. End User Software License Agreement,
               dated June 30, 1995 (incorporated by reference to exhibit
               10.3 to Quarterly Report on Form 10-Q for the quarterly
               period ended June 30, 1995).
 10.61    --   Medaphis Corporation Re-engineering, Consolidation and
               Business Improvement Cash Incentive Plan, dated February 21,
               1996 (incorporated by reference to Exhibit 10.1 to
               Registration Statement on Form S-4, File No. 333-2506).
 10.62    --   Employment Agreement by and between Registrant and David E.
               McDowell, dated November 19, 1996 (incorporated by reference to Exhibit 10.49 on the 1996 Form 10-K).
 10.63    --   Employment Agreement by and between Registrant and Daniel S.
               Connors, Jr., dated February 25, 1997 (incorporated by
               reference to Exhibit 10.50 on the 1996 Form 10-K).
 10.64    --   Employment Agreement by and between Registrant and Carl
               James Schaper, dated February 25, 1997 (incorporated by
               reference to Exhibit 10.51 on the 1996 Form 10-K).
 10.65    --   Employment Agreement by and between Registrant and Jerome H.
               Baglien, dated January 3, 1997 (incorporated by reference to
               Exhibit 10.52 on the 1996 Form 10-K).
 10.66    --   Employment Agreement dated July 28, 1997, between Registrant and Randolph L.M. Hutto (incorporated by reference to
               Exhibit 10.10 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1997).
 10.67    --   Employment Agreement dated September 30, 1997, between
               Registrant and Mark P. Colonnese (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1997).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.68    --   Employment Agreement dated April 9, 1997, between Registrant and Harvey Herscovitch.
 10.69    --   Employment Agreement dated January 25, 1998, between
               Registrant and Allen W. Ritchie.
 10.70    --   Employment Agreement dated January 27, 1998 between
               Registrant and Kevin P. Castle.
 10.71    --   Limited Partnership Agreement of Bertelsmann-Imonics GmbH &
               Co. KG, dated March 13, 1996 (incorporated by reference to
               Exhibit 10.65 to the 1995 Form 10-K).
 10.72    --   Agreement for Collection Services between AssetCare, Inc.
               and Galen Health Care, Inc., dated March 28, 1996
               (incorporated by reference to Exhibit 10.7 to Quarterly
               Report on Form 10-Q for the quarterly period ended March 31,
               1996).
 10.73    --   Medaphis Deferred Compensation Plan (incorporated by
               reference to Exhibit 99 to Registration Statement on Form
               S-8, Registration No. 33-90874).
 10.74    --   First Amendment to the Medaphis Deferred Compensation Plan
               (incorporated by reference to Exhibit 10.2 to Quarterly
               Report on Form 10-Q for the quarterly period ended September
               30, 1997).
 10.75    --   Second Amendment to the Medaphis Deferred Compensation Plan
               (incorporated by reference to Exhibit 10.3 to Quarterly
               Report on Form 10-Q for the quarterly period ended September
               30, 1997).
 10.76    --   Third Amendment to the Medaphis Corporation Deferred
               Compensation Plan.
 10.77    --   Written description of Registrant's Non-Employee Director
               Compensation Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period
               ended September 30, 1997).
 10.78    --   Medaphis Corporation Non-Employee Director Deferred Stock
               Credit Plan (incorporated by reference to Exhibit 10.5 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1997).
 10.79    --   Separation Agreement dated as of May 28, 1997, between
               Registrant and Healthcare Recoveries, Inc. (incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).
 10.80    --   Form of Letter Agreement dated May 30, 1997 between
               Registrant and certain executives.
 11       --   Statement re: Computation of Per Share Earnings.
 16       --   Letter from Deloitte & Touche regarding change in certifying accountant (incorporated by reference to Exhibit 16 to
               Current Report on Form 8-K filed on July 10, 1997).
 21       --   Subsidiaries of Registrant.
 23.1     --   Consent of Price Waterhouse LLP.
 27       --   Financial Data Schedule (for SEC use only).
 99.1     --   Consolidated Class Action Complaint filed in the United
               States District Court for the Northern District of Georgia,
               Atlanta Division (incorporated by reference to Exhibit 99.1 to the 1995 Form 10-K).
 99.2     --   Consolidated Class Action Complaint filed in the United
               States District Court, Northern District of Georgia, Atlanta
               Division (incorporated by reference to Exhibit 99.2 on the
               1996 Form 10-K).
 99.3     --   Complaint filed in Los Angeles County Superior Court
               (incorporated by reference to Exhibit 99.3 on the 1996 Form
               10-K).
 99.4     --   Class Action Complaint filed in Superior Court of New
               Jersey, Law Division, Essex County (incorporated by
               reference to Exhibit 99.4 on the 1996 Form 10-K).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 99.5     --   Verified Derivative Complaint filed in the United States
               District Court, Northern District of Georgia, Atlanta
               Division (incorporated by reference to Exhibit 99.5 on the
               1996 Form 10-K).
 99.6     --   Text of Press Release of the Registrant, dated May 21, 1997
               (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on May 22, 1997).
 99.7     --   Text of Press Release issued by the Registrant on October
               27, 1997 (incorporated by reference to Exhibit 99.1 to
               Current Report on Form 8-K filed on October 27, 1997).
 99.8     --   Letter from Deloitte & Touche LLP, dated November 20, 1997, advising the Registrant as to the withdrawal of certain
               reports of Deloitte & Touche with respect to certain
               financial statements of the Registrant (incorporated by
               reference to Exhibit 99.1 to Current Report on Form 8-K
               filed on December 4, 1997).
 99.9     --   Text of Press Release issued by the Registrant on November
               19, 1997 (incorporated by reference to Exhibit 99.2 to
               Current Report on Form 8-K filed on December 4, 1997).
 99.10    --   Text of Press Release issued by the Registrant on December
               15, 1997 (incorporated by reference to Exhibit 99.1 to
               Current Report on Form 8-K filed on December 18, 1997).
 99.11    --   Financial Statements of the Registrant as of and for the
               years ended December 31, 1995 and 1996 and as of and for the nine month period ended September 30, 1997 audited by Price
               Waterhouse LLP (incorporated by reference to Exhibit 99.1 to
               Current Report on Form 8-K filed on January 8, 1998).
 99.12    --   Text of Press Release issued by the Registrant on December
               24, 1997 (incorporated by reference to Exhibit 99.2 to
               Current Report on Form 8-K filed on January 8, 1998).
 99.13    --   Safe Harbor Compliance Statement for Forward-Looking
               Statements.

---------------

* The exhibits which are referenced in the above documents are hereby incorporated by reference. Such exhibits have been omitted for purposes of this filing but will be furnished supplementary to the Commission upon request.

     (b) Reports on Form 8-K

          Three reports on Form 8-K were filed during the quarter ended December 31, 1997:

                                                        FINANCIAL
                   ITEM REPORTED                     STATEMENTS FILED     DATE OF REPORT
                   -------------                     ----------------   ------------------
Medaphis entered into a waiver and extension
  agreement with respect to the Second Amended
  Facility.........................................         No            October 27, 1997
Letter from Deloitte & Touche LLP advising Medaphis
  as to the withdrawal of their audit opinion for
  the year ended December 31, 1996.................         No            December 3, 1997
Commitment Letter from Donaldson, Lufkin & Jenrette
  for a $210 million loan facility.................         No           December 17, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Medaphis Corporation
                                            (Registrant)

Date: February 2, 1998                         By: /s/ ALLEN W. RITCHIE
                                               --------------------------------------------------------
                                                   Allen W. Ritchie
                                                   Executive Vice President and
                                                   Chief Financial Officer

Date: February 2, 1998                         By: /s/ MARK P. COLONNESE
                                               --------------------------------------------------------
                                                   Mark P. Colonnese
                                                   Vice President and Corporate
                                                   Controller (Principal Accounting Officer)

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ DAVID E. MCDOWELL                  Chairman, Chief Executive       February 2, 1998
-----------------------------------------------------  Officer and Director
                  David E. McDowell

                /s/ ALLEN W. RITCHIE                   Executive Vice President and    February 2, 1998
-----------------------------------------------------  Chief Financial Officer
                  Allen W. Ritchie

                /s/ MARK P. COLONNESE                  Vice President and Corporate    February 2, 1998
-----------------------------------------------------  Controller (Principal
                  Mark P. Colonnese                    Accounting Officer)

              /s/ ROBERT C. BELLAS, JR.                Director                        February 2, 1998
-----------------------------------------------------
                Robert C. Bellas, Jr.

            /s/ DAVID R. HOLBROOKE, M.D.               Director                        February 2, 1998
-----------------------------------------------------
              David R. Holbrooke, M.D.

                  /s/ JOHN C. POPE                     Director                        February 2, 1998
-----------------------------------------------------
                    John C. Pope

                 /s/ DENNIS A. PRYOR                   Director                        February 2, 1998
-----------------------------------------------------
                   Dennis A. Pryor

              /s/ C. CHRISTOPHER TROWER                Director                        February 2, 1998
-----------------------------------------------------
                C. Christopher Trower

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Medaphis Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Medaphis Corporation and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As more fully discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company restated its financial statements for the years ended December 31, 1995 and 1996. As a result of the restatement for certain revenue recognition practices, the predecessor accountants withdrew their audit opinion dated March 31, 1997 covering these years. The audit opinion issued by the predecessor accountants dated March 31, 1997 included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern due to certain step-down payments required during 1997 under the Company's Senior Credit Facility. As discussed in Note 8 of the Notes to Consolidated Financial Statements, on December 23, 1997, the Company entered into a credit facility that increased the Company's borrowing capacity and extended the term into 1999, thereby removing the substantial doubt expressed in the predecessor accountants' audit opinion.

     As more fully discussed in Note 1 of the Notes to Consolidated Financial Statements, during 1997 the Company changed its accounting for business process reengineering costs incurred in connection with an information technology project, pursuant to Emerging Issues Task Force Consensus No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting or an Internal Project that Combines Business Process Reengineering and Information Technology."

PRICE WATERHOUSE LLP

Atlanta, Georgia
January 27, 1998

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                  1996          1997
                                                              -------------   ---------
                                                              (AS RESTATED)
Current Assets:
  Cash and cash equivalents.................................    $   7,631     $  17,794
  Restricted cash...........................................       19,568         5,576
  Accounts receivable, billed (less allowances of $21,325
     and $20,660)...........................................       99,823       100,813
  Accounts receivable, unbilled.............................       79,911        75,888
  Deferred income taxes.....................................       36,177            --
  Other.....................................................       12,129        12,365
                                                                ---------     ---------
          Total current assets..............................      255,239       212,436
Property and equipment......................................       97,850        72,763
Deferred income taxes.......................................       43,044        60,857
Intangible assets...........................................      539,151       515,939
Other.......................................................        1,570        12,032
                                                                ---------     ---------
                                                                $ 936,854     $ 874,027
                                                                =========     =========
Current Liabilities:
  Accounts payable..........................................    $  11,765     $  12,256
  Accrued compensation......................................       30,332        36,506
  Accrued expenses..........................................      100,675        56,295
  Current portion of long-term debt.........................       55,975        11,490
  Deferred income taxes.....................................           --         2,392
                                                                ---------     ---------
          Total current liabilities.........................      198,747       118,939
Long-term debt..............................................      215,752       189,451
Accrued litigation settlement...............................           --        52,500
Other obligations...........................................       13,830        11,356
                                                                ---------     ---------
          Total liabilities.................................      428,329       372,246
                                                                ---------     ---------
Commitments and contingencies (Notes 9 and 10)
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized in 1997;
     none issued............................................           --            --
  Common stock, voting, $0.01 par value, 200,000 authorized
     in 1996 and 1997; issued and outstanding, 71,721 in
     1996 and 73,204 in 1997................................          717           732
  Common stock, non-voting, $0.01 par value, 600 authorized
     in 1996 and 1997; none issued..........................           --            --
  Paid-in capital...........................................      666,673       678,998
  Accumulated deficit.......................................     (158,696)     (177,949)
                                                                ---------     ---------
                                                                  508,694       501,781
  Less treasury stock, at cost -- 16 shares in 1996.........         (169)           --
                                                                ---------     ---------
          Total stockholders' equity........................      508,525       501,781
                                                                ---------     ---------
                                                                $ 936,854     $ 874,027
                                                                =========     =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995        1996        1997
                                                              ---------   ---------   --------
                                                                  (AS RESTATED)
Revenue.....................................................  $ 538,012   $ 596,714   $572,625
                                                              ---------   ---------   --------
Salaries and wages..........................................    314,790     398,573    377,363
Other operating expenses....................................    134,055     163,677    153,372
Depreciation................................................     14,187      28,276     29,355
Amortization................................................     18,048      25,713     24,137
Interest expense, net.......................................      9,761      11,585     23,260
Litigation settlement.......................................         --          --     52,500
Restructuring and other charges.............................     48,750     180,316     22,640
                                                              ---------   ---------   --------
          Total expenses....................................    539,591     808,140    682,627
                                                              ---------   ---------   --------
Loss before income taxes....................................     (1,579)   (211,426)  (110,002)
Income tax expense (benefit)................................      1,071     (74,089)   (16,773)
                                                              ---------   ---------   --------
Loss before extraordinary item and cumulative effect of
  accounting change.........................................     (2,650)   (137,337)   (93,229)
Extraordinary item: Gain on sale of HRI, net of tax.........         --          --     76,391
Cumulative effect of accounting change, net of tax..........         --          --     (2,465)
                                                              ---------   ---------   --------
          Net loss..........................................     (2,650)   (137,337)   (19,303)
                                                              ---------   ---------   --------
Pro forma tax adjustments...................................     (2,130)        979         --
                                                              ---------   ---------   --------
Pro forma net loss..........................................  $  (4,780)  $(136,358)  $(19,303)
                                                              =========   =========   ========
Pro forma basic net loss per common share:
  Pro forma basic loss before extraordinary item and
     cumulative effect of accounting change.................  $   (0.09)  $   (1.91)  $  (1.28)
  Extraordinary item: Gain on sale of HRI, net of tax.......         --          --       1.05
  Cumulative effect of accounting change, net of tax........         --          --      (0.03)
                                                              ---------   ---------   --------
  Pro forma basic net loss..................................  $   (0.09)  $   (1.91)  $  (0.26)
                                                              =========   =========   ========
Weighted average shares outstanding.........................     52,591      71,225     72,679
                                                              =========   =========   ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995        1996        1997
                                                              ---------   ---------   ---------
                                                                  (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $  (2,650)  $(137,337)  $ (19,303)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
  Depreciation and amortization.............................     32,235      53,989      53,492
  Gain on sale of HRI, net of tax...........................         --          --     (76,391)
  Cumulative effect of accounting change, net of tax........         --          --       2,465
  Impairment loss on assets.................................      5,035     135,195       9,810
  Deferred income taxes.....................................        740     (77,068)    (18,748)
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................     (3,253)     (6,152)     (1,698)
     Accounts receivable, billed............................    (21,472)    (11,316)     (3,230)
     Accounts receivable, unbilled..........................    (12,094)      1,511       5,418
     Accounts payable.......................................        344     (10,297)      1,252
     Accrued compensation...................................       (204)      5,277       8,322
     Accrued expenses.......................................     26,606      28,913     (29,846)
     Accrued litigation settlement..........................         --          --      52,500
     Other, net.............................................     (5,435)      9,422       5,750
                                                              ---------   ---------   ---------
          Net cash provided by (used for) operating
            activities......................................     19,852      (7,863)    (10,207)
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired..........................    (76,077)    (18,200)     (7,029)
Purchases of property and equipment.........................    (51,120)    (51,135)    (19,971)
Proceeds from sale of HRI, net..............................         --          --     126,375
Proceeds from sale of property and equipment................         --          --       3,644
Software development costs..................................    (35,611)    (37,946)     (5,587)
Other.......................................................        650          --          --
                                                              ---------   ---------   ---------
          Net cash (used for) provided by investing
            activities......................................   (162,158)   (107,281)     97,432
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock.............................    147,197          --       1,216
Proceeds from the exercise of stock options.................      4,621      11,196       6,104
Proceeds from borrowings....................................    140,243     129,155     327,325
Payments of debt............................................   (136,319)    (36,511)   (398,111)
Dividends to shareholders of acquired companies.............     (4,052)         --          --
Repurchase of stock and warrants............................         --      (5,591)         --
Debt issuance costs.........................................         --          --     (13,596)
Other.......................................................     (7,355)      5,547          --
                                                              ---------   ---------   ---------
          Net cash provided by (used for) financing
            activities......................................    144,335     103,796     (77,062)
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
Net change..................................................      2,029     (11,348)     10,163
Balance at beginning of period (see Note 3).................     17,241      18,979       7,631
                                                              ---------   ---------   ---------
Balance at end of period....................................  $  19,270   $   7,631   $  17,794
                                                              =========   =========   =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             COMMON               PREFERRED                              TREASURY       TOTAL
                                    COMMON   STOCK    PREFERRED     STOCK     PAID-IN     ACCUMULATED     STOCK     STOCKHOLDERS'
                                    SHARES   AMOUNT    SHARES      AMOUNT     CAPITAL       DEFICIT       AMOUNT       EQUITY
                                    ------   ------   ---------   ---------   --------   -------------   --------   -------------
BALANCE AT DECEMBER 31, 1994, AS
  RESTATED........................  45,990    $460      22,191      $ 225     $251,378     $ (16,059)    $    --      $ 236,004
Issuance of common stock..........   4,244      42          --         --      121,580            --          --        121,622
Issuance of common stock in
  acquisitions....................   4,020      40          --         --      148,419            --          --        148,459
Exercise of stock options
  (including tax benefit of
  $7,901).........................     557       6          --         --       12,516            --          --         12,522
Issuance and conversion of
  preferred stock at acquired
  companies.......................   3,344      33      (2,737)       157       37,398            --          --         37,588
Pre-merger dividends to former
  owners..........................      --      --          --         --           --        (1,818)         --         (1,818)
Net loss..........................      --      --          --         --           --        (2,650)         --         (2,650)
Other.............................     762       8          --         --        3,096          (757)         --          2,347
                                    ------    ----     -------      -----     --------     ---------     -------      ---------
BALANCE AT DECEMBER 31, 1995, AS
  RESTATED........................  58,917     589      19,454        382      574,387       (21,284)         --        554,074
Changes in HDS's stockholders'
  equity in the three months ended
  March 31, 1996 (see Note 3).....      --      --          --         --           --          (382)         --           (382)
Exercise of stock options
  (including tax benefit of
  $21,012)........................   1,536      15          --         --       31,348            --         845         32,208
Repurchase of stock and
  warrants........................     (58)     --          --         --       (4,577)           --      (1,014)        (5,591)
Conversion of preferred stock at
  acquired companies..............   6,528      65     (19,454)      (382)         317            --          --             --
Conversion of subordinated
  debentures......................   4,527      45          --         --       62,305            --          --         62,350
Net loss..........................      --      --          --         --                   (137,337)         --       (137,337)
Other.............................     255       3          --         --        2,893           307          --          3,203
                                    ------    ----     -------      -----     --------     ---------     -------      ---------
BALANCE AT DECEMBER 31, 1996, AS
  RESTATED........................  71,705     717          --         --      666,673      (158,696)       (169)       508,525
Issuance of common stock..........     205       2          --         --        1,214            --          --          1,216
Exercise of stock options
  (including tax benefit of
  $2,762).........................   1,303      13          --         --        8,594            --         259          8,866
Net loss..........................      --      --          --         --           --       (19,303)         --        (19,303)
Other.............................      (9)     --          --         --        2,517            50         (90)         2,477
                                    ------    ----     -------      -----     --------     ---------     -------      ---------
BALANCE AT DECEMBER 31, 1997......  73,204    $732          --      $  --     $678,998     $(177,949)    $    --      $ 501,781
                                    ======    ====     =======      =====     ========     =========     =======      =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Medaphis Corporation and its subsidiaries ("Medaphis" or the "Company"), including the retroactive effect of mergers accounted for under the pooling-of-interests method of accounting. As more fully discussed in Note 2, the Company has restated its consolidated financial statements for the years ended December 31, 1995 and 1996. All significant intercompany transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

     NATURE OF OPERATIONS. Medaphis provides business management services and systems primarily to the healthcare industry throughout the United States. The Company historically has not experienced any significant losses related to individual clients, classes of clients or groups of clients in any geographical area.

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

     REVENUE RECOGNITION. Fees for the Company's business management services are primarily based on a percentage of net collections on clients' patient accounts, and revenue is recognized as such business management services are performed. Accounts receivable, billed, represents amounts invoiced to clients. Accounts receivable, unbilled, represents amounts recognized for services rendered but not yet invoiced and is based on the Company's estimate of the fees that will be invoiced when collections on patient accounts are received. During the third quarter of 1997, the Company refined its method for calculating the estimate for accounts receivable, unbilled, which resulted in a decrease of $10.7 million.

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

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Subject to approval of AcSEC's proposal to defer the effective date of certain provisions of SOP 97-2 for certain transactions, for one year, the Company does not believe the adoption of the remaining provisions of SOP 97-2 will have a significant impact on the pattern of revenue recognition of software sales.

     Revenues from systems integration contracts are recorded based on the terms of the underlying contracts, which are primarily time and material or fixed price contracts. Revenue from time and material type contracts is recognized as services are rendered and costs are incurred based on contractual rates. Revenue from fixed price contracts is recorded using the percentage of completion method. Anticipated losses, if any, are charged to operations in the period such losses are determined. Revenue for which customers have not yet been invoiced is reflected as accounts receivable, unbilled in the accompanying consolidated balance sheets.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     RESTRICTED CASH. Restricted cash principally represents amounts collected on behalf of certain clients, a portion of which is held in trust until remitted to such clients.

     PROPERTY AND EQUIPMENT. Property and equipment, including equipment under capital leases, are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally four to ten years for furniture and fixtures, three to seven years for equipment, and 20 years for buildings.

     INTANGIBLE ASSETS. Intangible assets are composed principally of goodwill, client lists and software development costs.

     Goodwill and Client Lists. Goodwill represents the excess of the cost of the businesses acquired over the fair value of net identifiable assets at the date of the acquisition and is amortized using the straight line method, generally over 40 years. Client lists are amortized using the straight line method over their estimated period of benefit, generally 7 to 20 years.

     The Company monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through undiscounted expected future cash flows. Should the Company determine that the carrying values of specific intangible assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values. No impairment losses related to goodwill or client lists have been recorded during the three year period ended December 31, 1997, except for those discussed in Note 4 related to the Imonics Shutdown.

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

     STOCK-BASED COMPENSATION PLANS. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In Note 12, the Company presents the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). SFAS No. 123 requires that companies which elect to not account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net income (loss) and basic net income (loss) per share as if SFAS No. 123 had been adopted.

     LEGAL COSTS. The Company records charges for the legal and administrative fees, costs and expenses and damages or settlements it anticipates incurring in conjunction with its legal matters when management can reasonably estimate these costs.

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

     PRO FORMA PROVISION FOR INCOME TAXES. In 1995 and 1996, the Company acquired the Automation Atwork Companies ("Atwork"), Rapid Systems Solutions, Inc. ("Rapid Systems") and BSG Corporation ("BSG") in merger transactions accounted for as poolings-of-interests. Prior to the mergers, Atwork, Rapid

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Systems and a company acquired by BSG prior to the merger between BSG and the Company (the "BSG Merger") had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma provision (benefit) for income taxes, taken together with reported income tax expense (benefit), presents the combined pro forma tax expense (benefit) of such entities as if they had been "C" corporations during the periods presented.

     PRO FORMA BASIC NET LOSS PER COMMON SHARE. Pro forma basic net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 provides for new accounting principles used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has restated the pro forma basic net loss per common share for all periods presented to give effect to SFAS No. 128.

     Pro forma basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Pro forma diluted net loss per common share is not presented as it is antidilutive. Stock options and warrants are the only securities issued which would have been included in the pro forma diluted earnings per share calculation.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology" ("EITF 97-13"). EITF 97-13 requires process reengineering costs, as defined, which had been previously capitalized as part of an information technology project to be expensed in the quarter including November 1997. The Company recorded a charge of $2.5 million, net of tax of $1.6 million, in the fourth quarter of 1997 as a result of EITF 97-13.

     SEGMENT REPORTING. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way companies report information about operating segments including the related disclosures about products and services. The Company has adopted SFAS No. 131 during the year ended December 31, 1997 and, as required, has restated prior years for comparability. See Note 16 where the Company discloses information about its reportable segments.

2.  RESTATEMENTS OF THE CONSOLIDATED FINANCIAL STATEMENTS

     During the third quarter of 1997, in connection with a refinancing effort, management evaluated certain revenue recognition practices at Health Data Sciences Corporation ("HDS"), which was acquired in a merger transaction in June 1996 and accounted for as a pooling-of-interests. These practices related principally to revenue recognized in fiscal years 1995 and 1996. As a result of this evaluation, management determined that the revenue was improperly recognized and, accordingly, restated the Company's financial statements for the years ended December 31, 1995, 1996 and interim periods of 1997 and retained earnings (accumulated deficit) as of December 31, 1994 (the "HDS Restatement").

     Subsequent to the restatement related to HDS, as part of its continued due diligence efforts related to the refinancing, management completed its analysis of the accounting for the December 1995 acquisition of Medical Management Sciences, Inc. ("MMS") which was originally accounted for as a pooling-of-interests. Management determined the acquisition of MMS should have been accounted for as a purchase and accordingly, restated the Company's financial statements for the years ended December 31, 1995, 1996 and interim periods of 1997 (the "MMS Restatement").

     As a result of the HDS Restatement, the predecessor accountants withdrew their audit opinion dated March 31, 1997 covering 1994, 1995 and 1996. The audit opinion issued by the predecessor accountants, dated

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

March 31, 1997, included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern due to certain step-down payments required during 1997 under the Company's Senior Credit Facility. As discussed in Note 8 of the Notes to Consolidated Financial Statements, on December 23, 1997, the Company entered into a credit facility, the proceeds of which were used to refinance the Senior Credit Facility, and that increased the Company's borrowing capacity and extended the term into 1999, thereby removing the substantial doubt expressed in the predecessor accountants' audit opinion. Fiscal years 1995 and 1996 have been re-audited by the Company's current independent accountants.

     The impact of the HDS Restatement and MMS Restatement is presented below:

                                                            AS PREVIOUSLY
                                                               REPORTED           AS RESTATED
                                                        ----------------------    -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
AS OF DECEMBER 31, 1994
  Retained earnings (accumulated deficit).............        $   4,838            $ (16,059)
  Total stockholders' equity..........................        $ 257,097            $ 236,004
FOR THE YEAR ENDED DECEMBER 31, 1995
  Revenue.............................................        $ 559,877            $ 538,012
  Pro forma net loss..................................           (8,504)              (4,780)
  Pro forma basic net loss per share..................        $   (0.15)           $   (0.09)
AS OF DECEMBER 31, 1995
  Accumulated deficit.................................        $  (6,052)           $ (21,284)
  Total stockholders' equity..........................        $ 421,306            $ 554,074
FOR THE YEAR ENDED DECEMBER 31, 1996
  Revenue.............................................        $ 608,313            $ 596,714
  Pro forma net loss..................................         (123,642)            (136,358)
  Pro forma basic net loss per share..................        $   (1.74)           $   (1.91)
AS OF DECEMBER 31, 1996
  Current assets......................................        $ 269,385            $ 255,239
  Intangible assets...................................          389,033              539,151
  Total assets........................................          815,624              936,854
  Current liabilities.................................          193,752              198,747
  Total liabilities...................................          423,334              428,329
  Total stockholders' equity..........................        $ 392,290            $ 508,525

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  BUSINESS COMBINATIONS AND DIVESTITURES

     From January 1, 1995 through December 31, 1996, the Company acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses which were accounted for using the purchase method of accounting:

COMPANY ACQUIRED                                          CONSIDERATION   ACQUISITION DATE
----------------                                          -------------   ----------------
                                                                   (IN THOUSANDS)
Sage Communication, Inc. ("Sage").......................           *      October 1996
The Medico Group, Ltd...................................           *      April 1996
Medical Management Computer Sciences, Inc...............           *      February 1996
CBT Financial Services, Inc.............................           *      February 1996
The Receivables Management Division of MedQuist, Inc....    $ 17,300      December 1995
Medical Management Sciences Inc. ("MMS")................     148,000      December 1995
The Halley Exchange, Inc. ("Halley")....................           *      December 1995
Billing and Professional Services, Inc..................           *      October 1995
Medical Office Consultants, Inc.........................           *      May 1995
Computers Diversified, Inc..............................      15,500      April 1995
Medical Management, Inc.................................       8,000      March 1995
The Decision Support Group, Inc.........................           *      January 1995

---------------

* Consideration not material.

     Each of the foregoing acquisitions has been recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results of the acquired businesses are included in the Company's consolidated statements of operations from the respective dates of acquisition. The pro forma impact of the foregoing acquisitions are not presented due to the immaterial effect these acquisitions have on the Company's results of operations for 1995 and 1996.

     In addition to the foregoing acquisitions, the Company combined with seven businesses in 1995 and 1996 which were accounted for using the pooling-of-interests method of accounting. Following is a list of the mergers and the shares exchanged:

                                                               SHARES
COMPANY                                                       EXCHANGED   MERGER DATE
-------                                                       ---------   -----------
HDS.........................................................  6,215,000   June 1996
BSG.........................................................  7,539,000   May 1996
Rapid Systems...............................................  1,135,000   April 1996
                                                                          February
Intelligent Visual Computing, Inc. ("IVC")..................          *   1996
                                                                          November
Consort Technologies, Inc. ("Consort")......................    825,000   1995
Healthcare Recoveries, Inc. ("HRI").........................  3,265,000   August 1995
Atwork......................................................  8,000,000   March 1995

---------------

* Consideration not material

     Since these business combinations have been recorded using the pooling-of-interests method of accounting, no adjustment has been made to the historical carrying amounts of assets acquired and liabilities assumed. The accompanying consolidated financial statements have been restated to include the financial position and operating results of the significant mergers, Atwork, HRI, Rapid Systems, BSG and HDS, for all periods prior to the mergers.

     Prior to its merger with the Company, HDS reported on a fiscal period ending March 31. HDS's financial position and operating results as of and for the year ended March 31, 1996 were combined with the Company's financial position and operating results as of and for the years ended December 31, 1995. Accordingly, HDS's operating results for the three months ended March 31, 1996 were duplicated in each of the years ended

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 1995 and 1996. HDS's revenues and net income for that three-month period were $3,758,000 and $382,000, respectively. The beginning cash and cash equivalents balance in the accompanying 1996 consolidated statement of cash flows does not equal the December 31, 1995 cash and cash equivalents balance as a result of the combination of HDS's financial position as of March 31, 1996 with the financial position of the Company as of December 31, 1995.

     A summary of revenue and net income (loss) for each of the three significant pooling-of-interests transactions consummated in 1996 for the year ended December 31, 1995 is as follows (in thousands):

                                                                        PRO FORMA
                                                                        NET INCOME
COMPANY                                                       REVENUE     (LOSS)
-------                                                       -------   ----------
  Rapid Systems.............................................  $14,722    $   972
  BSG.......................................................   69,663     (1,045)
  HDS, as restated..........................................   10,449     (4,294)

     A summary of revenue and pro forma net income (loss) for each of the three significant pooling-of-interests transactions consummated after the first quarter of 1996 for interim year-to-date periods preceding the dates of consummation are as follows (in thousands):

                                               INTERIM PERIOD                 PRO FORMA
                                                 PRECEDING                   NET INCOME
COMPANY                                         CONSUMMATION    REVENUE        (LOSS)
-------                                        --------------   -------   -----------------
Rapid Systems................................  March 31, 1996   $ 5,248        $ (498)
BSG..........................................  March 31, 1996    19,539         2,497
HDS..........................................  March 31, 1996     3,758           382

     On May 28, 1997, Medaphis sold HRI through an initial public offering of 100% of its stock, which generated net proceeds to the Company of approximately $126.4 million and an extraordinary gain of $76.4 million, net of taxes of $46.2 million. Medaphis acquired HRI on August 28, 1995 through a business combination accounted for as a pooling-of-interests and therefore, the resultant gain from the sale has been presented as an extraordinary item. The net proceeds from the sale were used to pay down borrowings under the Second Amended Facility (see
Note 8).

4.  RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                            1995       1996      1997
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
Restructuring charges....................................  $15,037   $ 14,076   $ 6,687
Software abandonment.....................................    1,800     86,088        --
Property and equipment impairment........................    5,030     35,592     6,959
Intangible asset impairment..............................       --     13,048        --
Legal costs..............................................   12,000     12,800     2,600
Pooling charges..........................................    9,200      9,798       (46)
Severance costs..........................................    4,933      3,913     2,524
Other....................................................      750      5,001     3,916
                                                           -------   --------   -------
                                                           $48,750   $180,316   $22,640
                                                           =======   ========   =======

     Restructuring Charges. In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). There were two components of the Reengineering Project: (1) workflow, process and operational improvements along with new technology development, and (2) office consolidation within its wholly owned operating subsidiary,

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Medaphis Physician Services Corporation ("MPSC") (the "MPSC Restructuring Plan"). The Company had recorded a restructuring reserve for the exit costs associated with the MPSC Restructuring Plan in 1995 of $6.7 million for the costs associated with the termination of certain leases, $5.5 million for the costs associated with discontinued client contracts and $2.8 million for other exit activities. In August 1996, the Company revised the MPSC Restructuring Plan and increased its lease termination costs by $2.0 and reduced other reserves by $3.8 million. During the first half of 1996, the Company incurred $5.2 million of costs that were related to the Reengineering Project, which had not previously been reserved. In 1997, the Company reevaluated the adequacy of the reserves established for the MPSC Restructuring Plan and recorded an additional charge of $1.7 million for lease termination costs.

     During 1996, the Company adopted a plan to consolidate its system integration businesses, BSG Corporation ("BSG"), Rapid Systems Solutions, Inc. ("Rapid Systems") and Imonics Corporation ("Imonics") (the "BSG Group Restructuring"). In December 1996, the Company adopted a plan to shut down Imonics (the "Imonics Shutdown"). In connection with the BSG Group Restructuring and the Imonics Shutdown, Medaphis recorded charges of $3.0 million for the costs associated with the termination of certain leases and $6.5 million for severance costs for approximately 200 Imonics employees who had been notified of their termination and $1.2 million for other exit activities.

     In August 1997, the Company adopted a plan to combine the operations of its technology companies, the BSG and HIT Groups, under the Per-Se name (the "Per-Se Restructuring"). In connection with the Per-Se Restructuring, the Company recorded charges of $2.7 million for the costs associated with the termination of certain leases and $2.3 million for severance costs related to approximately 100 employees who had been notified of their termination.

     A description of the type and amount of restructuring costs recorded at the commitment date and subsequently incurred for all restructurings discussed above are as follows:

                              1995      COSTS      RESERVE                     COSTS       RESERVE
                             INITIAL   APPLIED     BALANCE                    APPLIED      BALANCE
                             RESERVE   AGAINST   DECEMBER 31,     RESERVE     AGAINST    DECEMBER 31,     RESERVE
                             CHARGE    RESERVE       1995       ADJUSTMENTS   RESERVES       1996       ADJUSTMENTS
                             -------   -------   ------------   -----------   --------   ------------   -----------
                                                                 (IN THOUSANDS)
Lease termination costs....  $ 6,726   $  (736)    $ 5,990        $ 5,017     $ (3,493)    $ 7,514       $ 4,395
Incremental costs
  associated with
  discontinued client
  contracts................    5,488      (797)      4,691         (2,690)      (2,001)         --            --
Severance..................       --        --          --          6,541       (3,793)      2,748         2,292
Other......................    2,823    (1,035)      1,788          5,208       (5,774)      1,222            --
                             -------   -------     -------        -------     --------     -------       -------
                             $15,037   $(2,568)    $12,469        $14,076     $(15,061)    $11,484       $16,687
                             =======   =======     =======        =======     ========     =======       =======

                              COSTS      RESERVE
                             APPLIED     BALANCE
                             AGAINST   DECEMBER 31,
                             RESERVE       1997
                             -------   ------------
                                 (IN THOUSANDS)
Lease termination costs....  $(3,894)     $8,015
Incremental costs
  associated with
  discontinued client
  contracts................       --          --
Severance..................   (3,683)      1,357
Other......................   (1,222)         --
                             -------      ------
                             $(8,799)     $9,372
                             =======      ======

     The terminated leases have various expiration dates through 2005.

     Software Abandonment. In connection with the Halley acquisition in 1995, the Company recorded a $1.8 million charge related to the cost of purchased research and development activities related to acquired technology for which technological feasibility had not yet been established and which had no alternative future uses.

     In June 1996, the Company began a comprehensive assessment of the Reengineering Project. The comprehensive review was completed and management concluded that it was not cost effective to continue the development and deployment of the software and technology upon which the Reengineering Project was based and that the reengineering software and technology had no alternative useful application in the Company's operations. In connection with abandonment of its Reengineering Project and the Imonics Shutdown, the Company abandoned certain software development projects and recorded charges for the write-off of $86.1 million of capitalized software development costs related to these projects.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Property and Equipment Impairment. In connection with the abandonment of the Reengineering Project and the Imonics Shutdown in 1996 and the MPSC Restructuring Plan in 1995, the Company assessed the recoverability of certain of its long lived assets and recorded impairment losses of approximately $5.0 million and $35.6 million in 1995 and 1996, respectively.

     In connection with the Per-Se Restructuring and the Company's assessment of the recoverability of certain of its long-lived assets, the Company recorded a charge of $7.0 million for impairment losses during 1997.

     Intangible Asset Impairment. In connection with the Imonics Shutdown in 1996, Medaphis recorded a charge of $13.0 million for the write-off of the unamortized goodwill associated with the purchase of Imonics.

     Legal Costs. In 1995, the Company recorded a charge of $12.0 million for the legal and administrative fees, costs and expenses it anticipated incurring in connection with the California Investigation and various putative class action lawsuits which were based on this investigation.

     In 1996, the Company accrued an additional $2.0 million for the legal and administrative fees, costs and expenses associated with the California Investigation. Also in 1996, the Company recorded a charge of $5.0 million for the legal and administrative fees, costs and expenses it anticipated incurring in connection with various putative class action lawsuits which have been filed since August 14, 1996 (the "1996 Lawsuits") against the Company and certain of its former officers, one of whom was also a director. The Company also accrued $4.6 million for the legal costs and other fees the Company had or planned to incur in connection with the turnaround effort undertaken by the new management team and various other legal matters. Also in 1996, the Company had recorded a $1.2 million charge for the anticipated settlement of the 1995 Class Action Settlement (see Note 10).

     In 1997, the Company recorded charges of $3.0 million for the legal and administrative fees, costs and expenses it has incurred and plans to incur in connection with the GFS Investigation.

     Also in 1997, the Company evaluated the adequacy of the reserves established for the California Investigation and the turnaround plan adopted in December 1996 and reduced these reserves by $3.4 million. The Company also increased its reserve for the 1996 Lawsuits by $3.0 million.

     Pooling Charges. In 1995 and 1996, Medaphis acquired seven companies in merger transactions accounted for under the pooling-of-interests method of accounting. In connection therewith, the Company incurred transaction fees, costs and expenses, which it accrued at the closing of the transaction. Such estimates were adjusted based on actual charges. The impact of these charges and subsequent adjustments are set forth below as (income)/expense:

                                                               1995     1996    1997
                                                              ------   ------   ----
                                                                  (IN THOUSANDS)
Atwork......................................................  $6,000   $ (430)  $
HRI.........................................................   2,000     (778)    --
Consort.....................................................   1,200     (529)    --
IVC.........................................................      --      169     --
Rapid Systems...............................................      --      584    (15)
BSG.........................................................      --    6,094    (14)
HDS.........................................................      --    4,688    (17)
                                                              ------   ------   ----
                                                              $9,200   $9,798   $(46)
                                                              ======   ======   ====

     Severance Costs. In 1995, management of MPSC formalized an involuntary severance benefit plan. The Company recorded charges of approximately $4.9 million, $0.9 million and $0.5 million in 1995, 1996 and 1997, respectively, in accordance with Statement of Financial Accounting Standards No. 112 to reflect the expense for employees' rights to involuntary severance benefits that have accumulated to date.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1996 and 1997 the Company recorded charges of $3.0 million and $0.3 million, respectively, for severance costs associated with former executive management. In 1997, the Company also extended the stock option exercise period for the former chief executive officer of the Company and recorded a charge of $1.7 million.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                1996        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land........................................................  $  2,873    $  2,508
Buildings...................................................     5,563       4,854
Furniture and fixtures......................................    23,276      20,208
Equipment...................................................   120,731     113,704
Leasehold improvements......................................    12,308      14,100
                                                              --------    --------
                                                               164,751     155,374
Less accumulated depreciation...............................    66,901      82,611
                                                              --------    --------
                                                              $ 97,850    $ 72,763
                                                              ========    ========

6.  INTANGIBLE ASSETS

     Intangible assets consists of the following:

                                                                  1996        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Goodwill....................................................    $488,138    $486,907
Client lists................................................      79,954      79,954
Software development costs..................................      34,030      34,716
Other.......................................................       1,000          --
                                                                --------    --------
                                                                 603,122     601,577
Less accumulated amortization...............................      63,971      85,638
                                                                --------    --------
                                                                $539,151    $515,939
                                                                ========    ========

     Expenditures on capitalized software development costs were approximately $35.6 million, $37.9 million and $5.6 million in 1995, 1996 and 1997, respectively. Amortization expense related to the Company's capitalized software costs totaled $5.1 million, $6.6 million and $5.9 million in 1995, 1996 and 1997, respectively. The unamortized balance of software development costs at December 31, 1996 and 1997 was $15.1 million and $12.9 million, respectively.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                  1996        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Accrued costs of businesses acquired........................    $  9,904    $  2,474
Funds due clients...........................................      19,568       3,076
Deferred revenue............................................      18,853      17,469
Accrued legal costs.........................................      15,173       7,546
Accrued restructuring and severance costs...................      18,080      10,284
Interest....................................................         985         712
Other.......................................................      18,112      14,734
                                                                --------    --------
                                                                $100,675    $ 56,295
                                                                ========    ========

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                1996        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Borrowings under the credit facilities......................  $242,730    $185,000
Capital lease obligations, weighted average effective
  interest rates of 8.4% and 8.1%...........................    27,810      14,800
Other.......................................................     1,187       1,141
                                                              --------    --------
                                                               271,727     200,941
Less current portion........................................    55,975      11,490
                                                              --------    --------
                                                              $215,752    $189,451
                                                              ========    ========

     At December 31, 1996, the Company had a $250 million revolving credit agreement ("the Senior Credit Facility") which was composed of a $240 million revolving credit line and a $10 million cash management line. The Company had the option of making "LIBOR" based loans or "base rate" loans under the Senior Credit Facility. LIBOR based loans bore interest at LIBOR for the then current interest period plus amounts varying from 1.25% to 1.75% based on the Company's financial performance. Base rate loans bore interest equal to prime. At December 31, 1996, the Company had LIBOR based loans outstanding at interest rates ranging from 6.78% to 6.90%. The Senior Credit Facility contained, among other things, financial covenants which required the Company to maintain certain financial ratios. The Company was in compliance with all covenants as of December 31, 1996.

     On February 4, 1997, the Company entered into the Second Amended Facility, which replaced the Company's previous revolving credit agreement, increased the revolving line of credit from $250 million to $285 million and had a maturity date of June 30, 1998. The Second Amended Facility also required mandatory loan commitment reductions to $200 million and $150 million on July 31, 1997 and January 31, 1998, respectively. On May 28, 1997, the Company divested HRI through an initial public offering of 100% of its stock. This sale generated approximately $126.4 million of net proceeds, of which $117.0 million was used to reduce the Company's borrowings under the Second Amended Facility and it also reduced the loan commitment under the Second Facility to $168 million, which met the required reduction for July 31, 1997.

     On December 23, 1997, Medaphis entered into a $210 million loan facility (the "New Facility") with an affiliate of Donaldson, Lufkin & Jenrette. The proceeds of the New Facility were used to repay the Second Amended Facility. Borrowings under the New Facility initially bear interest at Prime plus 250 basis points with rates increasing 100 basis points at June 23, 1998 and 50 basis points each quarter thereafter through the

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

loan's maturity on April 1, 1999. At December 31, 1997, the New Facility bore interest at 11.0%. The New Facility contains certain quarterly financial covenants related to the Company's performance, is secured by substantially all of the assets of the Company and its subsidiaries, and is guaranteed by substantially all of the Company's subsidiaries. The New Facility also contains, among other things, (i) the incurrence of additional indebtedness and other obligations and the granting of additional liens; (ii) mergers, acquisitions, investments and acquisitions and dispositions of assets; (iii) the incurrence of capitalized lease obligations; (iv) dividends and other equity payments in respect of the Company's voting common stock ("Common Stock"); (v) prepayments or repurchase of other indebtedness and amendments to certain agreements governing indebtedness; (vi) engaging in transactions with affiliates and formation of subsidiaries; and (vii) changes of lines of business. The facility is callable, in whole or in part, at the option of Medaphis, at any time. The notes evidencing the New Facility were placed privately and have no registration rights. Loan costs for the New Facility totaled approximately $8.1 million. The Company was in compliance with all covenants as of December 31, 1997.

     It is the Company's policy to amortize debt issuance costs using the straight-line method over the life of the debt agreement. Amortization expense related to debt issuance costs for the years ended 1995, 1996, and 1997 were $0.5 million, $0.3 million and $3.0 million, respectively.

     In connection with the Second Amended Facility, the Company issued the lenders warrants with vesting of 1% of the Company's Common Stock on each of January 1, 1998 and April 1, 1998, provided that the Second Amended Facility has not been repaid and terminated prior to such vesting dates. As a result of the Company securing the New Facility, the warrants have been cancelled.

     The Company's capital leases consist principally of leases for equipment. As of December 31, 1996 and 1997, the net book value of equipment subject to capital leases totaled $27.5 million and $17.9 million, respectively.

     The carrying amounts of long-term debt and capital lease obligations reflected in the consolidated balance sheets approximate fair value of such instruments due to the variable rate nature of the long-term debt and the fixed rates on the capital lease obligations which approximate market rates.

     The aggregate maturities of long-term debt and capital lease obligations are as follows (in thousands):

1998........................................................  $ 11,490
1999........................................................   188,412
2000........................................................        63
2001........................................................        69
2002........................................................        76
Thereafter..................................................       831
                                                              --------
                                                              $200,941
                                                              ========

9.  LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases which expire at various dates through 2008. Rent expense was $22.4 million, $25.6 million, and $25.1 million for the years ended December 31, 1995, 1996 and 1997, respectively.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under noncancelable operating leases beginning in 1998 are as follows (in thousands):

1998........................................................  $25,103
1999........................................................   21,697
2000........................................................   15,261
2001........................................................    8,413
2002........................................................    7,003
Thereafter..................................................   20,890
                                                              -------
                                                              $98,367
                                                              =======

10.  LEGAL MATTERS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices") (the "California Investigation"). Medaphis first became aware of the California Investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22, 1997, with which it is complying. The subpoena requires, among other things, records of any audit or investigative reports relating to the billing of payors globally for radiological services during the period January 1, 1991 to date and any refunds owed to or issued to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices. Although the precise scope of the California Investigation is not known to the Company at this time, Medaphis believes that the U.S. Attorney's Office is investigating allegations of billing fraud and that the inquiry is focused upon billing and collection practices in the Designated Offices. No charges or claims by the government have been made. Although the Company continues to believe that the principal focus of the California Investigation remains on the billing and collection practices in the Designated Offices, there can be no assurance that the California Investigation will not expand to other offices, that the California Investigation will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the California Investigation will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995, $2 million in the fourth quarter of 1996 and a credit of $2.8 million in the third quarter of 1997, solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the California Investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the California Investigation. The charges are intended to cover only the anticipated expenses of the California Investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company learned in March 1997 that the government is investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For the year ended December 31, 1996, GFS represented approximately 7% of Medaphis' revenue. During that year, GFS processed approximately 5.6 million claims, approximately 2 million of which were made to government programs. The government has requested that GFS voluntarily produce records, and GFS is complying with that request. Although the precise scope and subject matter of the GFS Investigation are not known to the Company, Medaphis believes that the GFS Investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. There can be no assurance that the GFS Investigation will be resolved promptly or that the GFS Investigation will not have a material adverse effect upon Medaphis. No charges or claims by the government have been made. Currently, the Company has recorded charges of $2 million and $1 million in the second and third quarters of 1997, respectively, solely for legal and administrative fees, costs and

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expenses in connection with the GFS Investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter.

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

     The parties entered into a Stipulation and Agreement of Settlement dated December 15, 1997 (the "Stipulation") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (to be paid by the Company's directors' and officers' liability insurance carriers), 3,955,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period which were valued at $22.3 million using an option pricing model. The Stipulation also includes, among other things: (i) a complete release of claims against the Company, the individual defendants and certain related persons and entities; and (ii) certain anti-dilution rights in favor of plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle existing civil litigation and claims pending or asserted against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The Stipulation also contains other conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, and the final approval of the settlement by the court. On December 15, 1997, the court granted preliminary approval to the settlement and conditionally certified the classes for settlement purposes only. The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 for this settlement. Such amount has been reflected as a non-current liability as the Company does not anticipate satisfying the obligation with current assets.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants, additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and all other defendants filed a motion to dismiss the amended complaint.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. On February 5, 1997 the Court overruled defendants demurrer. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former and current officers of Medaphis. All of the newly added defendants have responded to the amended complaint. As a result of the Company's restatements of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the 1933 Act, but the Company believes that it has substantial defenses to the alleged damages relating to such 1933 Act claims.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

11.  CAPITAL STOCK

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

12.  COMMON STOCK OPTIONS AND STOCK AWARDS

     The Company has several stock option plans including a Non-Qualified Stock Option Plan, a Non-Qualified Stock Option Plan for Employees of Acquired Companies, a Non-Qualified Stock Option Plan for Non-executive Employees and several stock option plans assumed as a result of the BSG Merger. Granted options expire 10 to 11 years after the date of grant and generally vest over a three-to-five-year period. In connection with the BSG Merger, the Company offered to issue options under the Company's Non-Qualified Stock Option Plan for Employees of Acquired Companies in exchange for options outstanding under the BSG option plans.

     The Company also has a Non-Employee Director Stock Option Plan ("Director Plan") for non-employees who serve on the Company's Board of Directors. The plan was approved by the Company's stockholders at the annual stockholders' meeting in 1995. The Director Plan provides for an initial grant of 10,000 options at a strike price corresponding to the date on which the non-employee director is elected or appointed to the Board of Directors. Additionally, each non-employee director receives an annual grant of 2,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan vest over a five-year period and expire 11 years from the date of grant.

     The Company has a Senior Executive Non-Qualified Stock Option Plan which permits certain of the Company's former executive officers to purchase up to an aggregate of 550,746 shares of the Company's Common Stock at $2 per share. All remaining options available for grant under this plan have been granted, expire January 16, 2001 and are currently exercisable.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Activity related to all stock option plans is summarized as follows:

                                    1995                        1996                         1997
                          -------------------------   -------------------------   --------------------------
                          SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE   SHARES    WEIGHTED-AVERAGE
                          (000)     EXERCISE PRICE    (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                          ------   ----------------   ------   ----------------   -------   ----------------
Options outstanding as
  of January 1..........  6,446         $ 8.38         9,559        $12.27         11,214        $8.86
Granted.................  4,109          17.66         7,023         11.55          9,403         6.21
Exercised...............   (557)          7.79        (1,536)         7.95         (1,303)        4.76
Canceled................   (439)         11.24        (3,832)        22.66        (10,135)        9.51
                          -----                       ------                      -------
Options outstanding as
  of December 31........  9,559         $12.27        11,214        $ 8.86          9,179        $6.02
                          =====                       ======                      =======
Options exercisable as
  of December 31........  2,613         $ 7.18         3,100        $ 7.53          2,903        $5.56
Weighted-average fair
  value of options
  granted during the
  year..................  $8.78                       $ 6.38                      $  3.05

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          ---------------------------------------------   ---------------------------------
                              NUMBER        WEIGHTED-                         NUMBER
                          OUTSTANDING AT     AVERAGE                      EXERCISABLE AT
                           DECEMBER 31,     REMAINING      WEIGHTED-       DECEMBER 31,
                               1997        CONTRACTUAL      AVERAGE            1997        WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES      (000)           LIFE       EXERCISE PRICE       (000)         EXERCISE PRICE
------------------------  --------------   -----------   --------------   --------------   ----------------
$0.10 to $2.00..........        569           4.69           $ 1.09              512            $ 1.15
$2.61 to $4.35..........        822           7.18             3.88              541              3.94
$5.37 to $7.50..........      6,380           9.30             5.55            1,300              5.47
$7.75 to $9.88..........        920           7.81             9.07              415              9.11
$10.00 to $52.01........        488           8.63            15.66              135             18.67
                              -----                                            -----
0.10 to $52.01..........      9,179           8.64             6.02            2,903              5.56
                              =====                                            =====

     On October 25, 1996, the Company changed the exercise price to $9.875 on approximately 2.0 million of its then outstanding stock options which had an exercise price of $15 or greater. No other terms of these options were changed.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1994, the disinterested members of the Company's Board of Directors approved the Medaphis Corporation Restricted Stock Plan (the "Restricted Plan") for executive officers. The plan was approved by the Company's stockholders at the annual stockholders' meeting in 1995. The Restricted Plan authorized the award of 249,000 shares of $0.01 par value common stock to certain executive officers who have since resigned from the Company. The restricted stock vests ratably over a four-year period from the date of award. Seventy-five percent of the awards made under the Restricted Plan have vested.

     In 1996, the disinterested members of the Company's Board of Directors approved the Medaphis Corporation Reengineering, Consolidation and Business Improvement Cash Incentive Plan ("Reengineering Incentive Plan") and the Company granted 155,749 units pursuant to the provisions of the plan to certain key employees of the Company. The Reengineering Incentive Plan provides for the payment of cash bonuses to participants if certain performance goals related to the Company's reengineering and consolidation project are achieved and certain general business improvement milestones are satisfied. Awards under the plan are based on units awarded to each participant. If the performance goals specified in the Reengineering Incentive Plan are achieved and the awards vest, the value of each unit will equal the average price of the Company's common stock during the ten trading days immediately preceding such vesting date. At the point it becomes probable that the performance goals and milestones will be met, the Company will begin to accrue for the full amount of these bonuses. All awards made under the Reengineering Incentive Plan, to the extent they remain unvested, terminate on December 31, 1997. Due to the Company's decision to abandon the reengineering program, certain of the performance goals and milestones were not met prior to December 31, 1997, therefore all grants pursuant to the Reengineering Incentive Plan have terminated.

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

                                                         1995     1996         1997
                                                         -----    -----    -------------
Expected life (years)..................................   5.66     4.88         4.33
Risk-free interest rate................................   6.30%    6.25%        6.39%
Dividend rate..........................................   0.00%    0.00%        0.00%
Expected volatility....................................  26.68%   46.88%       54.09%

     Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss and pro forma basic loss per share would have increased to the following pro forma amounts:

                                                   1995        1996            1997
                                                 --------    ---------    --------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net loss:
  As reported..................................  $ (4,780)   $(136,358)      $(19,303)
  Pro forma -- for SFAS No. 123................  $ (6,995)   $(143,121)      $(34,374)
Pro forma basic net loss per share:
  As reported..................................  $  (0.09)   $   (1.91)      $  (0.26)
  Pro forma -- for SFAS No. 123................  $  (0.13)   $   (2.01)      $  (0.47)

     Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                        1995       1996        1997
                                                       ------    --------    --------
                                                               (IN THOUSANDS)
Current:
  Federal............................................  $   66    $    635    $     --
  State..............................................   1,795       2,533       1,975
Deferred:
  Federal............................................    (190)    (67,993)    (22,051)
  State..............................................  (1,041)     (9,221)     (5,036)
  Foreign............................................      --         146         541
Valuation allowance..................................     441        (189)      7,798
                                                       ------    --------    --------
Income tax expense (benefit).........................   1,071     (74,089)    (16,773)
Income tax expense on extraordinary item.............      --          --      46,192
Cumulative effect of accounting change...............      --          --      (1,629)
Pro forma tax adjustments............................   2,636        (979)         --
                                                       ------    --------    --------
                                                       $3,707    $(75,068)   $ 27,790
                                                       ======    ========    ========

     In 1995 and 1996, the Company acquired Atwork, Consort, IVC, Rapid Systems and BSG in merger transactions accounted for as poolings-of-interests. Prior to the mergers, Atwork, Consort, IVC, Rapid Systems and a company acquired by BSG prior to the BSG Merger had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net income (loss) and pro forma net income (loss) per common share are presented in the consolidated statements of operations as if each of these entities had been a "C" corporation during the periods presented.

     A reconciliation between the amount determined by applying the federal statutory rate to income (loss) before income taxes and income tax expense (benefit) is as follows:

                                                       1995        1996        1997
                                                      -------    --------    --------
                                                              (IN THOUSANDS)
Income tax expense (benefit) at federal statutory
  rate..............................................  $  (553)   $(73,999)   $(38,501)
State taxes, net of federal benefit.................      363      (7,347)     (5,280)
Nondeductible goodwill amortization.................    1,298       2,666       3,241
Nondeductible deal costs of business combinations...    3,186       3,529         (38)
Nondeductible litigation settlement.................       --          --      13,097
Valuation allowance.................................      441        (189)      8,126
Foreign.............................................       --         146         541
Other...............................................   (1,028)        126       2,041
                                                      -------    --------    --------
                                                      $ 3,707    $(75,068)   $(16,773)
                                                      =======    ========    ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes as of December 31, 1996 and 1997 are as follows:

                                                                  1996        1997
                                                                --------    --------
Current:
  Net operating loss carryforwards..........................    $ 44,249    $     --
  Accounts receivable, unbilled.............................     (32,851)    (37,537)
  Acquisition accruals......................................     (10,259)    (11,680)
  Accrued expenses..........................................      34,268      50,990
  Other deferred tax liabilities............................         770      (4,165)
                                                                --------    --------
                                                                $ 36,177    $ (2,392)
                                                                ========    ========

Noncurrent:
  Net operating loss carryforwards..........................    $ 78,175    $104,268
  Valuation allowance.......................................     (18,334)    (26,460)
  Depreciation and amortization.............................     (12,226)    (14,848)
  Other deferred tax liabilities............................      (4,571)     (2,103)
                                                                --------    --------
                                                                $ 43,044    $ 60,857
                                                                ========    ========

     As of December 31, 1997, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $258.6 million which expire at various dates between 1998 and 2011. The Internal Revenue Code of 1986, as amended, may impose substantial limitations on the use of NOLs upon the occurrence of an "ownership change." The Company has experienced three ownership changes which have established maximum annual limitations on taxable income against which NOLs incurred prior to the ownership changes may be utilized to offset. After determining the annual maximum limitation, the Company has approximately $190.0 million in NOLs available as of December 31, 1997. In future years, the currently unavailable NOLs (because of the limitation) may become available to offset income prior to the date of their expiration. As of December 31, 1997, the Company has recorded a net deferred tax asset of $77.8 million reflecting primarily the tax benefit of $104.3 million for NOLs offset by a valuation allowance of $26.5 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

     The valuation allowance relates primarily to the uncertainty of the realizability of net operating loss carryforwards assumed in certain business combinations. The increase in the valuation allowance during 1997 is due to the Company providing a full valuation allowance on these acquired NOLs.

14.  EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans, a percentage of which are matched by the Company. The Company's contribution expense was $3.3 million, $3.5 million, and $4.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company maintains a noncontributory money purchase pension plan which covers substantially all employees who are retained by the Company primarily to service specific physician clients. Contributions are determined annually by the Company not to exceed the maximum amount deductible for federal income tax purposes. The Company's contribution to the plan was $1.0 million in 1995, $1.2 million in 1996 and $0.9 million in 1997.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In May 1996, the Company's stockholders approved the adoption of the Company's Employee Stock Purchase Plan ("ESPP") in which eligible employees of the Company can purchase shares of common stock at a price equal to the lessor of 85% of the fair market value of the common stock on the first date of the purchase period or the last date of the purchase period. The maximum number of shares authorized by this plan is 300,000 of which 157,121 shares are remaining after the first purchase on July 1, 1997. The ESPP requires shareholder approval to increase the number of shares authorized under the plan.

15.  CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

                                                         1995       1996       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Non-cash investing and financing activities:
  Liabilities assumed in acquisitions.................  $28,321    $ 2,888         --
  Additions to capital lease obligations..............   17,646     15,705         --
  Common stock issued in conjunction with
     acquisitions.....................................  148,459         --         --
  Conversion of subordinated debentures...............       --     63,375         --
Cash paid for:
  Interest (net of amounts capitalized of $2,359 and
     $4,092 for 1995 and 1996, respectively)..........   10,828     14,762     19,835
  Income taxes........................................    3,040      7,314     10,747

16.  SEGMENT REPORTING

     Medaphis provides its services and products through its Healthcare Services Group and Per-Se Technologies. The Healthcare Services Group provides business management services to physicians and hospitals, including the collection of clinical data, data input, medical coding, billing, cash collections and accounts receivable management. The Healthcare Services Group consists of two reportable segments based on the clients they serve: (i) Physician Services, which is a leading provider of business management solutions and claims processing to physicians in the United States; and (ii) Hospital Services, which is a leading provider of business management services to hospitals in the United States. Per-Se Technologies ("Per-Se") provides application software and a broad range of information technology and consulting services to healthcare and other service-oriented markets. Per-Se is organized into two reportable segments based on their different service offerings: (i) Product Operations, which provides application software and system integration services; and (ii) Services Operations, which provides full-service systems integration, information technology consulting and tailored software development. HRI provides subrogation and related recovery services primarily to healthcare payors. HRI was sold on May 28, 1997.

     Medaphis evaluates each segments' performance based on operating profit or loss. The Company also accounts for intersegment sales as if the sales were to third parties.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's reportable segments are strategic business units that offer different products and services. Information concerning the operations in these reportable segments is as follows:

                                                         1995       1996        1997
                                                       --------   ---------   ---------
                                                                (IN THOUSANDS)
Revenue:
  Physician Services.................................  $289,968   $ 294,406   $ 279,593
  Hospital Services..................................    69,689      89,715      98,067
  HRI................................................    22,667      31,419      14,720
  Per-Se Product Operations..........................    58,799      70,047      90,977
  Per-Se Services Operations.........................    98,615     113,988      90,594
  Corporate..........................................    (1,726)     (2,861)     (1,326)
                                                       --------   ---------   ---------
                                                       $538,012   $ 596,714   $ 572,625
                                                       ========   =========   =========
Operating profit (loss)(1):
  Physician Services.................................  $ 29,719   $ (13,054)  $  (5,319)
  Hospital Services..................................    14,282      13,309       9,277
  HRI................................................     5,611       8,502       3,685
  Per-Se Product Operations..........................    13,302      14,050      20,915
  Per-Se Services Operations.........................     5,249     (14,982)     (4,902)
  Corporate..........................................   (11,231)    (27,350)    (35,258)
                                                       --------   ---------   ---------
                                                       $ 56,932   $ (19,525)  $ (11,602)
                                                       --------   ---------   ---------
Interest expense, net................................     9,761      11,585      23,260
                                                       --------   ---------   ---------
Restructuring and other charges (including litigation
  settlement):
  Physician Services.................................  $ 38,800   $  98,951   $   7,394
  Hospital Services..................................        --          67          --
  HRI................................................     2,000        (778)         --
  Per-Se Product Operations..........................     7,950       3,957       1,006
  Per-Se Services Operations.........................        --      60,882       5,899
  Corporate..........................................        --      17,237      60,841
                                                       --------   ---------   ---------
                                                       $ 48,750   $ 180,316   $  75,140
                                                       --------   ---------   ---------
Loss before income taxes.............................  $ (1,579)  $(211,426)  $(110,002)
                                                       ========   =========   =========
Depreciation and amortization:
  Physician Services.................................  $ 17,521   $  32,428   $  34,552
  Hospital Services..................................     3,499       4,884       6,032
  HRI................................................       695         883         401
  Per-Se Product Operations..........................     4,153       6,135       6,445
  Per-Se Services Operations.........................     5,842       7,980       4,528
  Corporate..........................................       525       1,679       1,534
                                                       --------   ---------   ---------
                                                       $ 32,235   $  53,989   $  53,492
                                                       ========   =========   =========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                         1995       1996        1997
                                                       --------   ---------   ---------
                                                                (IN THOUSANDS)
Capital expenditures:
  Physician Services.................................  $ 30,113   $  23,607   $   5,783
  Hospital Services..................................     3,391       6,377       8,068
  HRI................................................     1,278       1,448         108
  Per-Se Product Operations..........................     1,847       3,204       2,571
  Per-Se Services Operations.........................    12,927      13,376       2,073
  Corporate..........................................     1,564       3,123       1,368
                                                       --------   ---------   ---------
                                                       $ 51,120   $  51,135   $  19,971
                                                       ========   =========   =========

                                                                1996       1997
                                                              --------   --------
                                                                (IN THOUSANDS)

Identifiable Assets:
  Physician Services........................................  $602,984   $563,825
  Hospital Services.........................................    97,626    106,479
  HRI.......................................................    23,863         --
  Per-Se Product Operations.................................    67,961     72,505
  Per-Se Services Operations................................    51,972     30,489
  Corporate.................................................    92,448    100,729
                                                              --------   --------
                                                              $936,854   $874,027
                                                              ========   ========

---------------

(1) Excludes restructuring and other charges, litigation settlement and interest expense.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Revenue...........................................  $162,249   $160,768     $132,121      $ 141,576
Pro forma net income (loss).......................     9,424     (9,931)     (33,384)      (102,467)
Pro forma basic net income (loss) per common
  share...........................................  $   0.15   $  (0.14)    $  (0.47)     $   (1.43)
  Weighted average shares outstanding.............    63,906     71,167       71,665         71,695
1997
Revenue...........................................  $147,546   $150,967     $124,649      $ 149,463
Net loss before extraordinary item and cumulative
  effect of accounting change.....................    (3,064)    (1,260)     (81,209)        (7,696)
Extraordinary item................................        --     76,391           --             --
Cumulative effect of accounting change............        --         --           --         (2,465)
Net loss per common share before extraordinary
  item and cumulative effect of accounting
  change..........................................     (0.04)     (0.02)       (1.11)         (0.11)
Extraordinary item per common share...............        --       1.06           --             --
Cumulative effect of accounting change per common
  share...........................................        --         --           --          (0.03)
Basic net loss per common share...................  $  (0.04)  $   1.04     $  (1.11)     $   (0.14)
  Weighted average shares outstanding.............    72,235     72,443       72,942         73,171

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Medaphis Corporation:

     Our audits of the consolidated financial statements referred to in our report dated January 27, 1998 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Atlanta, Georgia
January 27, 1998

                              MEDAPHIS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                          ADDITIONS
                                                    ----------------------
                                       BALANCE AT   CHARGED TO    CHARGED
                                       BEGINNING    COSTS AND     TO OTHER                    BALANCE AT
DESCRIPTION                             OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS      END OF YEAR
-----------                            ----------   ----------    --------    ----------      -----------
YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts....   $ 3,205      $ 6,718       $1,278(1)   $ (4,976)(2)     $ 6,225
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts....   $ 6,225      $24,156       $  566(1)   $ (9,622)(2)     $21,325
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts....   $21,325      $13,949       $   --      $(14,614)(2)     $20,660

---------------

(1) Represents the allowance recorded in conjunction with acquired companies.
(2) Represents write-off of uncollectible accounts receivable.