Form 10-Q
period 1998-03-31
MEDAPHIS CORP
filed 1998-05-14
CIK 878556

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                 (770) 444-5300
              Registrant's telephone number, including area code:

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                                 OUTSTANDING AT MAY 1, 1998
                   -----                                 --------------------------
                Common Stock
              $0.01 par value                                78,251,728 shares
          Non-voting Common Stock
              $0.01 par value                                         0 shares

================================================================================

                              MEDAPHIS CORPORATION

                                   FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1998

                                                              PAGE
                                                              ----
Part I: Financial Information...............................    1
  Consolidated Balance Sheets as of March 31, 1998 and
     December 31, 1997......................................    1
  Consolidated Statements of Operations for the three months
     ended March 31, 1998 and 1997..........................    2
  Consolidated Statements of Cash Flows for the three months
     ended March 31, 1998 and 1997..........................    3
  Notes to Consolidated Financial Statements................    4
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   14

Part II: Other Information..................................   19
  Legal Proceedings.........................................   19
  Other Matters.............................................   24
  Exhibits and Reports on Form 8-K..........................   25

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

                        PART I:   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   7,125    $  17,794
  Restricted cash...........................................      8,467        5,576
  Accounts receivable, billed...............................    104,662      100,813
  Accounts receivable, unbilled.............................     73,821       75,888
  Other.....................................................     13,334       12,365
                                                              ---------    ---------
          Total current assets..............................    207,409      212,436
Property and equipment......................................     80,346       72,763
Deferred income taxes.......................................     67,936       60,857
Intangible assets...........................................    511,019      515,939
Other.......................................................     13,599       12,032
                                                              ---------    ---------
                                                              $ 880,309    $ 874,027
                                                              =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  10,119    $  12,256
  Accrued compensation......................................     31,807       36,506
  Accrued expenses..........................................     53,571       56,295
  Current portion of long-term debt.........................     10,834       11,490
  Deferred income taxes.....................................      2,392        2,392
                                                              ---------    ---------
          Total current liabilities.........................    108,723      118,939
Long-term debt..............................................    213,073      189,451
Accrued litigation settlement...............................     52,500       52,500
Other obligations...........................................     11,255       11,356
                                                              ---------    ---------
          Total liabilities.................................    385,551      372,246
                                                              ---------    ---------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized in 1998
     and 1997; none issued..................................         --           --
  Common stock, voting, $0.01 par value, 200,000 authorized
     in 1998 and 1997; issued and outstanding 74,002 in 1998
     and 73,204 in 1997.....................................        740          732
  Common stock, non-voting, $0.01 par value, 600 authorized
     in 1998 and 1997; none issued..........................         --           --
  Paid-in capital...........................................    682,674      678,998
  Accumulated deficit.......................................   (188,656)    (177,949)
                                                              ---------    ---------
          Total stockholders' equity........................    494,758      501,781
                                                              ---------    ---------
                                                              $ 880,309    $ 874,027
                                                              =========    =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Revenue.....................................................  $140,340   $147,546
                                                              --------   --------
Salaries and wages..........................................    88,198     93,578
Other operating expenses....................................    39,339     40,242
Depreciation................................................     8,304      6,985
Amortization................................................     6,118      6,114
Interest expense, net.......................................     6,375      6,115
Restructuring and other charges.............................       561         --
                                                              --------   --------
          Total expenses....................................   148,895    153,034
                                                              --------   --------
Loss before income taxes and extraordinary item.............    (8,555)    (5,488)
Income tax benefit..........................................    (3,405)    (2,424)
                                                              --------   --------
Loss before extraordinary item..............................    (5,150)    (3,064)
Extraordinary item: early extinguishment of debt, net of
  tax.......................................................    (5,557)        --
                                                              --------   --------
          Net loss..........................................  $(10,707)  $ (3,064)
                                                              ========   ========
Basic net loss per common share:
  Loss before extraordinary item............................  $  (0.07)  $  (0.04)
  Extraordinary item: early extinguishment of debt, net of
     tax....................................................     (0.08)        --
                                                              --------   --------
          Net loss..........................................  $  (0.15)  $  (0.04)
                                                              ========   ========
Weighted average shares outstanding.........................    73,479     72,235
                                                              ========   ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(10,707)  $(3,064)
  Adjustments to reconcile net loss to net cash (used for)
     provided by operating activities:
     Depreciation and amortization..........................    14,422    13,099
     Early extinguishment of debt...........................     9,231        --
     Gain on sale of property and equipment.................        --      (102)
     Deferred income taxes..................................    (7,079)   (2,429)
     Changes in assets and liabilities, excluding effects of
      acquisitions:
       Accounts receivable, billed..........................    (3,849)   (1,905)
       Accounts receivable, unbilled........................     2,067     4,893
       Accounts payable.....................................    (2,137)    2,933
       Accrued compensation.................................    (4,676)    3,754
       Accrued expenses.....................................    (5,455)  (10,260)
       Other, net...........................................      (350)   (1,042)
                                                              --------   -------
          Net cash (used for) provided by operating
           activities.......................................    (8,533)    5,877
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (15,638)   (3,400)
  Proceeds from sale of property and equipment..............        --     3,644
  Software development costs................................    (1,304)   (1,398)
  Other.....................................................      (418)     (769)
                                                              --------   -------
          Net cash used for investing activities............   (17,360)   (1,923)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       756       194
  Proceeds from the exercise of employee stock options......     2,907     3,424
  Proceeds from borrowings..................................   242,000    10,000
  Principal payments of long-term debt......................  (219,076)  (12,020)
  Deferred financing costs..................................   (11,363)   (3,009)
                                                              --------   -------
          Net cash provided by (used for) financing
           activities.......................................    15,224    (1,411)
                                                              --------   -------
CASH:
  Net change................................................   (10,669)    2,543
  Balance at beginning of period............................    17,794     7,631
                                                              --------   -------
  Balance at end of period..................................  $  7,125   $10,174
                                                              ========   =======
  SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
     Interest...............................................  $  3,853   $ 4,615
     Income taxes...........................................       616       612
  Non-cash investing and financing activities:
     Additions to capital lease obligations.................        42        --

                 See notes to consolidated financial statements

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed February 2, 1998.

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

NOTE 2 -- LEGAL MATTERS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, MPSC, which offices are located in Calabasas and Cypress, California (the "Designated Offices") (the "California Investigation"). Medaphis first became aware of the California Investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22, 1997, with which it is complying. The subpoena requires, among other things, records of any audit or investigative reports relating to the billing of payors globally for radiological services during the period January 1, 1991 to date and any refunds owed to or issued to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices.

     Investigations such as the California Investigation can be initiated following the commencement of qui tam litigation which is commenced under applicable state and federal statutes and is maintained under court seal without disclosure to the defendant. Under the applicable statutes, the United States and the State of California may elect to intervene fully or partially in qui tam litigation, and proceed with the action. The United States typically will provide a defendant with the opportunity to enter into settlement negotiations prior to the intervention of the United States in the matter. An application by the United States to partially lift the seal in qui tam litigation in order to make disclosure of the complaint available to the defendant often precedes such settlement discussions.

     On February 6, 1998, on application of the United States, the United States District Court for the Central District of California issued an order partially lifting the seal on the qui tam suit entitled United States of America and State of California, ex rel. Relator I and Relator II v. Compmed Corporation, Medaphis Corporation, Does 1 to 200, Inclusive. Civil Action No. 94-8158 LGB (kx). On February 11, 1998, the United States provided Medaphis with a copy of the Complaint, Substitution of Attorney, and Order which prohibited the Company from making any use of the Complaint, including any public disclosure, other than for the purposes of settlement negotiations, without further order of the Court. On February 12, 1998, upon the joint application of Medaphis and the United States, the Court issued an order modifying its February 6, 1998 order to allow Medaphis to make public disclosures concerning the Complaint and its contents to the extent that

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

Medaphis determined such disclosures were required by applicable securities laws, provided that such disclosure did not reveal the Relators' identities.

     According to the Complaint, filed December 20, 1995 by the Relators and which contains allegations raised by them, the action is to recover damages and civil penalties on behalf of the United States and the State of California arising out of alleged false claims presented by the defendants on behalf of their clients for payment under various state and federal insurance programs. No charges or claims by the government have been made. The Complaint includes causes of action under the Federal False Claims Act, 31 U.S.C. sec 3729 et seq., and the California False Claims Act, Cal. Gov't Code sec. 12650 et seq. The Complaint also includes causes of action relating to Medaphis's termination of Relator II, including a count under the state and federal whistleblower protection statutes. The Complaint alleges overpayments of approximately $20,500,000 together with treble damages and additional penalties based on statutory civil penalties. The Complaint alleges that at least 50,000 separate false claims were filed under federal programs and at least 8,000 separate false claims were filed under state programs. The Complaint also alleges unspecified compensatory, general and punitive damages on behalf of Relator II on his or her employment claims. The allegations in the Complaint are limited to the office of CompMed (acquired by Medaphis) in Culver City, California. Medaphis believes that this Complaint relates to and concerns the California Investigation. Medaphis is engaged in discussions with the United States and California, and intends to pursue settlement discussions with the United States, the State of California, and the Relators. The Company has agreed with the government to toll applicable statutes of limitations through September 30, 1998, and anticipates executing an agreement to that effect.

     Although the Company continues to believe that the principal focus of the California Investigation remains on the billing and collection practices in the Designated Offices, there can be no assurance that the California Investigation will not expand to other offices, that the California Investigation or the qui tam suit will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the California Investigation or the qui tam suit will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995, $2 million in the fourth quarter of 1996 and a credit of $2.8 million in the third quarter of 1997, solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the California Investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the California Investigation. The charges are intended to cover only the anticipated expenses of the California Investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     In September 1996, MPSC became aware of apparently inadvertent computer software errors affecting some of its electronic billing to carriers in the State of California. The error relates to global billing (i.e., billing for the professional and technical components of a service) for certain radiological services under circumstances where the radiologist is only entitled to bill for the professional component of such services. The Company believes such inadvertent errors may have caused overpayments on certain claims submitted on behalf of clients in the State of California. The full extent of overpayments by carriers and beneficiaries, which impacts only certain managed care plans, cannot be determined by the Company, but as notifications to the affected clients and carriers occur, and refunds or offsets are sought, the Company may be required to return to clients its portion of fees previously collected, and may receive claims for alleged damages as a result of the error. The Company is unable to estimate the possible range of loss, if any.

     Following the announcement of the investigation by the United States Attorney's Office for the Central District of California, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of Common Stock in April 1995, were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits alleged violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
registration statement filed in connection with Medaphis' public offering of Common Stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint, which argued that the Consolidated Complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contained any claims based on the Securities Act and the Company's underwriters and outside directors were no longer named as defendants. On June 26, 1996, the court denied plaintiffs' motion to certify plaintiffs' class. On May 19, 1997, the plaintiffs and the defendants entered into a stipulation and settlement agreement, pursuant to which the parties agreed to settle this action on a class-wide basis for $4.75 million, subject to court approval (the "1995 Class Action Settlement"). The 1995 Class Action Settlement included the related putative class action lawsuit filed in the Superior Court of Cobb County, Georgia, described more fully below. On October 28, 1997 the court certified a class for settlement purposes, approved the settlement and entered final judgment dismissing the action with prejudice. One of Medaphis' directors' and officers' liability insurance carriers has paid $3.7 million of the 1995 Class Action Settlement directly for the benefit of the plaintiffs. The Company accrued approximately $1.2 million in the quarter ended December 31, 1996 for the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto. On November 6, 1997, the Company paid the remaining $1.05 million balance of the settlement.

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan are investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). Beginning in February, 1998, the Office of the Inspector General of Health and Human Services has requested information from GFS following an audit of a GFS client. GFS has complied with those requests. In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For each of the years ended December 31, 1996 and 1997, GFS represented approximately 7% of Medaphis' revenue. During those years, GFS processed approximately 5.6 million and 6.25 million claims, respectively, approximately 2 million and 2.3 million of which, respectively, were made to government programs. The government has requested that GFS voluntarily produce records, and GFS has complied with that request. Although the precise scope and subject matter of the GFS Investigation are not known to the Company, Medaphis believes that the GFS Investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. There can be no assurance that the GFS Investigation will be resolved promptly or that the GFS Investigation will not have a material adverse effect upon Medaphis. No charges or claims by the government have been made. Currently, the Company has recorded charges of $2 million and $1 million in the second and third quarters of 1997, respectively, solely for legal and administrative fees, costs and expenses in connection with the GFS Investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter. The Company is in discussions with the United States and intends to pursue settlement discussions with the United States.

     In addition, the Company decided in April 1998 to transition from the computerized coding system to manual coding. There can be no assurances that the Company will not be subject to customer complaints, claims and contract terminations as a result of the coding system transition or modifications previously made to the system.

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests)

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its then current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint (the "Consolidated Second Amended Complaint"). In general, the Consolidated Second Amended Complaint alleged violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The Consolidated Second Amended Complaint was brought on behalf of a class of persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The Consolidated Second Amended Complaint also asserted claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and HDS. The Consolidated Second Amended Complaint sought compensatory and rescissory damages, as well as fees, interest and other costs. On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety. On May 27, 1997, the court denied defendants' motion to dismiss.

     The parties entered into a Stipulation and Agreement of Settlement dated December 15, 1997 (the "Stipulation") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (to be paid by the Company's directors' and officers' liability insurance carriers), 3,955,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period. The Stipulation also includes, among other things: (i) a complete release of claims against the Company, the individual defendants and certain related persons and entities; and
(ii) certain anti-dilution rights in favor of plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle existing civil litigation and claims pending or asserted against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The Stipulation also contains other conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, and the final approval of the settlement by the court. On December 15, 1997, the court granted preliminary approval to the settlement and conditionally certified the classes for settlement purposes only. The Company's insurance carriers consented to the settlement and funded the $20 million cash portion. On March 25, 1998, the Court granted final approval of the settlement and entered final judgment dismissing the action.

     The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 in connection with the Stipulation. This charge is comprised of the following: (i) $30.2 million representing the original 3,355,556 shares of common stock valued at the fair value of a common share on the date that the material terms of the agreement were reached or approximately $9 per share and
(ii) $22.3 million representing the fair value of the warrants on the date the material terms of the agreement were reached, valued using the Black-Scholes option pricing model with the following assumptions: expected life -- 5 years, risk free interest rate -- 6%, dividend rate -- 0% and expected volatility factor -- 60%. No accounting recognition was required for the additional 600,000 shares to be issued pursuant to the agreement as these shares represent the maximum number of contingent shares that were issuable based on certain stock price contingencies during the ten day period prior to October 11, 1997. As a result of the actual decline in the Company's stock price during such period, the Stipulation required that the maximum number of contingent shares be awarded; however, no additional accounting charge is required in connection with the award of such contingent shares. Although the exact timing of the issuance of the 3,955,556 shares is not known, the Company does not expect such shares to be issued before the second quarter of 1998. Additionally, no accounting recognition has been afforded the cash portion of the Stipulation as this amount is the responsibility of the insurance carriers. Such amount has

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
been paid directly to an escrow account for the benefit of the plaintiffs by the insurance carriers. The Company has classified the entire $52.5 million liability associated with the settlement as noncurrent as such obligation will be settled with equity (common stock and warrants) rather than current assets as the exact timing of such settlement is not determinable.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation. The plaintiff seeks unspecified compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants, additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and all other defendants filed a motion to dismiss the amended complaint, which motion is still pending. The Company is unable to estimate a possible range of loss.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages in excess of $100 million, rescission, injunctive relief and costs. The Company is unable to estimate a possible range of loss. On January 10, 1997, the defendants filed a demurrer to the complaint. On February 5, 1997 the Court overruled defendants' demurrer. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former and current officers of Medaphis. All of the newly added defendants have responded to the amended complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the Securities Act, but the Company believes that it has substantial defenses to the alleged damages relating to such Securities Act claims.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs seek unspecified compensatory and punitive damages, as well as fees, interest and other costs. The Company is unable to estimate a possible range of loss. On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the Securities Act and common law and new parties, including former officers of Medaphis, Medaphis' former outside auditors and BSG. On or about October 29, 1997 all defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court ruled in favor of defendants on the motions, dismissing all of plaintiffs' claims with prejudice and without leave to amend. The Company expects that the judge will sign an order to that effect, at which time statutory appeal periods will begin to run.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG. On December 31, 1996, Medaphis entered into a standstill and tolling agreement with Mr. Noorda, Mr. Papermaster and other former BSG shareholders, which, as extended, runs through June 30, 1998. The standstill and tolling agreement extends any applicable statute of limitations for claims by the former BSG shareholders and provides that neither party will file suit against the other prior to the expiration of the agreement.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of MMS in December of 1995. The complaint is brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis Common Stock. In general, the complaint alleges both common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleges breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage. The plaintiffs seek rescission of the merger agreement and the return of all MMS shares, as well as damages in excess of $100 million. The Company is unable to estimate a possible range of loss. Additionally, plaintiffs seek to void various non-compete covenants and contract provisions between Medaphis and plaintiffs. Defendants have filed a motion to dismiss the complaint. Discovery has been stayed pending resolution of the motion to dismiss.

     On August 12, 1997, George D. Stickel filed a putative class action complaint against Medaphis, Randolph W. Brown, Michael R. Cote and James S. Douglass in the United States District Court for the Northern District of Georgia. The complaint asserts claims under the Exchange Act on behalf of all persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint also asserts claims under the Securities Act on behalf of a subclass consisting of all persons and entities who, in connection with the merger of the Company and HDS, acquired options to purchase shares of Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint seeks rescission, unspecified rescissory and compensatory damages, and interest, fees and other costs. The Company is unable to estimate a possible range of loss.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits.

     On January 8, 1997, the Commission notified the Company that it was conducting a formal, non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ending September 30, 1996 and its restated consolidated financial statements for the three months and year ending December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996, and June 30, 1996. In addition, the Company believes that the Commission is investigating the Company's restatement of its interim financial statements for each quarter of 1996 and the November 19, 1997 and December 23, 1997 restatements of the Company's financial statements. The Company intends to cooperate fully with the Commission in its investigation.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company, including, without limitation, the Company's results of operations, financial position and cash flow. Because the Company is unable to estimate a range of loss with respect to any of the pending claims, the Company has not accrued any amounts for any contingent liability with respect to such claims.

NOTE 3 -- RESTRUCTURING AND OTHER CHARGES

     In the first quarter of 1998, the Company recorded a charge of $0.6 million for the severance costs associated with a former executive.

     The description of the type and the amount of exit costs applied against each reserve in the quarter ended March 31, 1998 are as follows:

                                                       RESERVE                      RESERVE
                                                       BALANCE     COSTS APPLIED    BALANCE
                                                       12/31/97   AGAINST RESERVE   3/31/98
                                                       --------   ---------------   --------
                                                                  (IN THOUSANDS)
Lease termination costs..............................   $8,015        $  (804)       $7,211
Severance............................................    1,357           (801)          556
                                                        ------        -------        ------
                                                        $9,372        $(1,605)       $7,767
                                                        ======        =======        ======

NOTE 4 -- LONG-TERM DEBT

     On February 20, 1998, the Company sold $175 million of senior notes (the "Notes"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1998. The Notes will mature on February 15, 2005. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2002, at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest. In addition, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the original principal amount of the Notes at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least $100 million aggregate principal amount of the Notes remain outstanding immediately following any such redemption.

     Payment of principal, of premium, if any, and interest on the Notes will be fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain insignificant foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets, separate from its investment in subsidiaries. Any non-guarantor subsidiaries are insignificant individually and in the aggregate to the consolidated financial statements.

     The Company also entered into a new $100 million credit facility (the "Credit Facility") on February 20, 1998. The Company has the option of making "LIBOR" based loans or "base rate" loans under the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.0% to 2.75% based on the

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

Company's leverage ratio, as defined in the Credit Facility. Base rate loans bear interest at prime plus amounts ranging from 0.0% to 1.75% based on the Company's leverage ratio, as defined. In addition the Company pays a quarterly commitment fee on the unused portion of the Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. The Credit Facility contains financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayment of the Notes and those requiring maintenance of minimum net worth, minimum EBITDA (as defined), minimum interest coverage and maximum leverage. Amounts outstanding under the Credit Facility will be due on February 20, 2001. At March 31, 1998, the Company had $36 million in borrowings outstanding under the Credit Facility at interest rates ranging from 8.1% to 8.2%.

     The Company used the proceeds from the offering of the Notes, together with the initial borrowing under the Credit Facility and available cash, to repay the $210 million borrowings under the then-current loan facility plus accrued interest. As a result of this early extinguishment of debt, the Company recorded an extraordinary charge of $5.6 million, net of tax of $3.6 million, to write-off the unamortized costs associated with the previous debt facility.

NOTE 5 -- NEW ACCOUNTING PRONOUNCEMENTS

     In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in the first quarter of 1998. In March 1998, the AICPA issued SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition," ("SOP 98-4"). SOP 98-4 defers for one year the application of certain passages in SOP 97-2. Prior to SOP 97-2, the Company had generally recorded the revenue associated with its various software products upon delivery of the product and when no significant contractual obligations remained outstanding. The adoption of SOP 97-2 changes the way the Company records revenue for one of its software products, ULTICARE(R), from upon delivery to a percentage-of-completion method over the life of the installation period. The adoption of SOP 97-2 had no impact on the Company's operating results for the three months ended March 31, 1998, as the Company did not enter into any new software licenses for ULTICARE in the first quarter. SOP 97-2 will not materially impact the pattern of revenue recognition for all of the Company's other software products.

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe that SOP 98-1 will have a material impact on the Company's results of operations.

NOTE 6 -- SEGMENT REPORTING

     Medaphis provides its services and products through its Healthcare Services Group and Per-Se Technologies. The Healthcare Services Group provides business management services to physicians and hospitals, including the collection of clinical data, data input, medical coding, billing, cash collections and accounts receivable management. The Healthcare Services Group consists of two reportable segments based on the clients they serve: (i) Physician Services, which is a leading provider of business management solutions and claims processing to physicians in the United States; and (ii) Hospital Services, which is a leading provider of business management services to hospitals in the United States. Per-Se Technologies ("Per-Se") provides application software and a broad range of information technology and consulting services to healthcare and other service-oriented markets. Per-Se is organized into two reportable segments based on their different service offerings: (i) Per-Se Software Products, which provides application software and system integration services; and (ii) Per-Se Consulting Services, which provides full-service systems integration,

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
information technology consulting and tailored software development. HRI provided subrogation and related recovery services primarily to healthcare payors. HRI was sold on May 28, 1997.

     Medaphis evaluates each segment's performance based on operating profit or loss. The Company also accounts for intersegment sales as if the sales were to third parties.

     The Company's reportable segments are strategic business units that offer different products and services. Information concerning the operations in these reportable segments is as follows:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Revenue:
  Physician Services........................................  $ 70,099    $ 71,760
  Hospital Services.........................................    25,271      23,756
  Per-Se Software Products..................................    23,712      19,690
  Per-Se Consulting Services................................    21,706      23,810
  HRI.......................................................        --       8,916
  Eliminations..............................................      (448)       (386)
                                                              --------    --------
                                                              $140,340    $147,546
                                                              ========    ========
Operating profit(loss)(1):
  Physician Services........................................  $  1,564    $  1,241
  Hospital Services.........................................     1,773       2,483
  Per-Se Software Products..................................     2,593       2,818
  Per-Se Consulting Services................................       555         274
  HRI.......................................................        --       2,253
  Corporate.................................................    (8,104)     (8,442)
                                                              --------    --------
                                                              $ (1,619)   $    627
                                                              ========    ========
Interest expense, net.......................................  $  6,375    $  6,115
                                                              --------    --------
Restructuring and other charges:
  Physician Services........................................  $     --    $     --
  Hospital Services.........................................        --          --
  Per-Se Software Products..................................        --          --
  Per-Se Consulting Services................................        --          --
  HRI.......................................................        --          --
  Corporate.................................................       561          --
                                                              --------    --------
                                                              $    561    $     --
                                                              --------    --------
Loss before income taxes....................................  $ (8,555)   $ (5,488)
                                                              ========    ========
Depreciation and amortization:
  Physician Services........................................  $  8,404    $  8,494
  Hospital Services.........................................     1,799       1,278
  Per-Se Software Products..................................     2,162       1,710
  Per-Se Consulting Services................................     1,211       1,045
  HRI.......................................................        --         245
  Corporate.................................................       846         327
                                                              --------    --------
                                                              $ 14,422    $ 13,099
                                                              ========    ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Capital expenditures:
  Physician Services........................................  $ 11,934    $  1,272
  Hospital Services.........................................     1,470         786
  Per-Se Software Products..................................     1,198         665
  Per-Se Consulting Services................................       221         609
  HRI.......................................................        --          51
  Corporate.................................................       815          17
                                                              --------    --------
                                                              $ 15,638    $  3,400
                                                              ========    ========

                                                                       AS OF
                                                              ------------------------
                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................  $569,787      $563,825
  Hospital Services.........................................   108,758       106,479
  Per-Se Software Products..................................    68,689        72,505
  Per-Se Consulting Services................................    32,200        30,489
  HRI.......................................................        --            --
  Corporate.................................................   100,875       100,729
                                                              --------      --------
                                                              $880,309      $874,027
                                                              ========      ========

---------------

(1) Excludes restructuring and other charges and interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Medaphis Corporation, a corporation organized in 1985 under the laws of the State of Delaware ("Medaphis" or the "Company") is a leader in delivering healthcare information and business management services, together with enabling technologies in selected industries. Medaphis believes it is well-positioned to capitalize on the healthcare industry trends toward consolidation, managed care and cost containment through a broad range of services and products that enable customers to provide quality patient care efficiently and cost effectively. Servicing over 20,000 physicians and 2,700 hospitals, predominantly in North America, the Company's large client base and national presence further support the Company's competitive position. Medaphis provides its services and products through its Healthcare Services Group and through Per-Se Technologies, its Information Technology Group.

     The Healthcare Services Group provides a range of business management services to physicians and hospitals, including clinical data collection, data input, medical coding, billing, cash collections and accounts receivable management. These services are designed to assist customers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staffs to focus on providing quality patient care. These services also assist physicians and hospitals in improving cash flows and reducing administrative costs and burdens. Per-Se Technologies provides application software and a broad range of information technology and consulting services to healthcare and other service-oriented markets such as energy, communications and financial services.

     Medaphis markets its services and products primarily to integrated healthcare delivery networks, hospitals, physician practices, long-term care facilities, home health providers and managed care providers.

RESULTS OF OPERATIONS

     The following table shows the amount and the percentage of revenue for items reflected in the Company's Statements of Operations.

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                           ------------------------------------
                                                                 1998                1997
                                                           ----------------    ----------------
                                                                  (DOLLARS IN THOUSANDS)
Revenue..................................................  $140,340   100.0%   $147,546   100.0%
Salaries and wages.......................................    88,198    62.9      93,578    63.4
Other operating expenses.................................    39,339    28.0      40,242    27.3
Depreciation.............................................     8,304     5.9       6,985     4.7
Amortization.............................................     6,118     4.4       6,114     4.1
Interest expense, net....................................     6,375     4.5       6,115     4.1
Restructuring and other charges..........................       561     0.4          --      --
                                                           --------   -----    --------   -----
Loss before income taxes and extraordinary item..........    (8,555)   (6.1)     (5,488)   (3.6)
Income tax benefit.......................................    (3,405)   (2.4)     (2,424)   (1.6)
                                                           --------   -----    --------   -----
Loss before extraordinary item...........................    (5,150)   (3.7)     (3,064)   (2.0)
Extraordinary item: early extinguishment of debt, net of
  tax....................................................    (5,557)   (3.9)         --      --
                                                           --------   -----    --------   -----
          Net loss.......................................  $(10,707)   (7.6)%  $ (3,064)   (2.0)%
                                                           ========   =====    ========   =====

     Revenue. Revenue classified by the Company's different reportable segments is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
  Physician Services........................................  $ 70,099   $ 71,760
  Hospital Services.........................................    25,271     23,756
  Per-Se Software Products..................................    23,712     19,690
  Per-Se Consulting Services................................    21,706     23,810
  HRI.......................................................        --      8,916
  Eliminations..............................................      (448)      (386)
                                                              --------   --------
                                                              $140,340   $147,546
                                                              ========   ========

     The 2% decrease in Physician Services' revenue in the first quarter of 1998 from the same period of 1997 is attributable to system and process changes in the first quarter of 1998 which delayed the Company's ability to record certain revenue. Management believes these changes were one-time events that will not be recurring. During the quarter, management at Physician Services continued its emphasis on customer service and not revenue growth.

     The 6% increase in Hospital Services' revenue for the three months ended March 31, 1998, as compared to the same period of the prior year, reflects volume growth.

     Per-Se Software Products' revenue increased 20% during the three months ended March 31, 1998 as compared with the same period for the prior year. This increase is primarily a result of an increase in the amount of revenue associated with the Company's ULTICARE(R) software product.

     The 9% decrease in the Per-Se Consulting Services' revenue is primarily a result of the Company's late 1997 decision to downsize this segment, which created less billable hours in the first quarter of 1998 as compared to the first quarter of 1997.

     Medaphis divested HRI in May 1997 through an initial public offering of 100% of its stock.

     Salaries and Wages. Salaries and wages decreased to 62.9% of revenue in the first quarter of 1998 from 63.4% in the first quarter of 1997. The decrease in salaries and wages, as a percentage of revenue, is a direct result of the Company's restructuring and cost containment initiatives implemented during the third and fourth quarters of 1997.

     Other Operating Expenses. Other operating expenses increased to 28.0% of revenue in the first quarter of 1998 compared to 27.3% in the first quarter of 1997. The increase in other operating expenses as a percentage of revenue for 1998, as compared with 1997, is primarily due to third party commission costs and increased marketing costs associated with the Per-Se Software Products segment. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, outside consulting and legal services and office supplies.

     Depreciation. Depreciation expense was $8.3 million in the first quarter of 1998 as compared with $7.0 million in the first quarter of 1997. This increase reflects the Company's investment in property and equipment to support its business.

     Amortization. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $6.1 million in both the first quarters of 1998 and 1997.

     Interest. Net interest expense was $6.4 million in the first quarter of 1998 as compared with $6.1 million in the first quarter of 1997. The increase is primarily due to the increased borrowing rate associated with the $210 million loan facility entered into in December 1997 (the "Bridge Notes"), which was outstanding for approximately two months in 1998.

     Restructuring and Other Charges. In the first quarter of 1998, the Company recorded a charge of $0.6 million for the severance costs associated with a former executive.

     Income Taxes. Effective income tax rates for the periods presented vary from statutory rates primarily as a result of nondeductible goodwill associated with merger transactions consummated by the Company in previous years.

     As of March 31, 1998, the Company had recorded a net deferred tax asset of $67.9 million primarily reflecting a tax benefit of $104.3 million for net operating loss carryforwards ("NOLs") offset by a valuation allowance of $26.5 million. The valuation allowance primarily reflects the Company's assessment of the uncertainty associated with the realizability of NOLs assumed in certain business combinations; a full valuation allowance has been provided on such amounts. With respect to the deferred tax assets for which a valuation allowance has not been provided, realizability of such amount is dependent on the Company generating sufficient taxable income prior to the expiration of such NOLs. Currently, the Company's NOLs are scheduled to expire in varying amounts from 1998 through 2011; however, no material amounts are scheduled to expire prior to 2008. Although realization is not assured, based on the Company's current analyses and estimates, management believes it is more likely than not that the Company will generate sufficient taxable income to fully realize the deferred tax asset prior to the expiration of the carryforward period. In addition, if future taxable income is not sufficient to fully utilize the deferred tax asset, other tax planning strategies are available to the Company, which makes it more likely than not that the Company will be able to utilize the deferred tax asset.

     Extraordinary Item. The Company used the proceeds from the February 1998 issuance of the Notes (as defined) and the Credit Facility (as defined) to pay off the Company's Bridge Notes. The Company recorded a charge of $5.6 million, net of tax of $3.6 million, to write-off the unamortized costs associated with the Bridge Notes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $98.7 million at March 31, 1998, including $7.1 million of cash.

     The Company's operating activities used $8.5 million of cash during the three months ended March 31, 1998 as compared with the generation of cash of $5.9 million during the three months ended March 31, 1997. The decrease in the Company's operating cash flows resulted primarily from the timing of payment and reduction of current liabilities.

     Purchases of property and equipment were $15.6 million in the first quarter of 1998 compared to $3.4 million in the prior year comparable quarter. The increase reflects the purchase for approximately $10 million of certain real property that the Company was leasing.

     On February 20, 1998, the Company sold $175 million of senior notes (the "Notes"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1998. The Notes will mature on February 15, 2005. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2002, at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest. In addition, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the original principal amount of the Notes at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least $100 million aggregate principal amount of the Notes remain outstanding immediately following any such redemption.

     Payment of principal, of premium, if any, and interest on the Notes will be fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain insignificant foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets, separate from its investment in subsidiaries. Any non-guarantor subsidiaries are insignificant individually and in the aggregate to the consolidated financial statements.

     The Company also entered into a new $100 million credit facility (the "Credit Facility") on February 20, 1998. The Company has the option of making "LIBOR" based loans or "base rate" loans under the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.0% to 2.75% based on the Company's leverage ratio, as defined in the Credit Facility. Base rate loans bear interest at prime plus amounts ranging from 0.0% to 1.75% based on the Company's leverage ratio, as defined. In addition the Company pays a quarterly commitment fee on the unused portion of the Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. The Credit Facility contains financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayment of the Notes, those requiring maintenance of minimum net worth, minimum EBITDA (as defined) and minimum interest coverage and limiting leverage. Amounts outstanding under the Credit Facility will be due on February 20, 2001. At March 31, 1998, the Company had $36 million in borrowings outstanding under the Credit Facility at interest rates ranging from 8.1% to 8.2%.

     As disclosed in Part II, Item 5 -- Other Information, the Company recently decided to transition from the computerized coding system used by GFS for emergency room physician billing to manual coding. The Company does not expect to incur any material extraordinary charges as a result of the transition from the computerized coding system. However, there can be no assurance that any third party claims or lost business relating to transition from, or modifications previously made to, the GFS coding system will not have a material adverse effect on the Company, including, without limitation, on the Company's revenue, results of operations, financial condition or cash flow.

     The Company believes that its cash flow, together with available borrowings under the Credit Facility, will be sufficient to permit the Company to meet its operating expenses and to service its debt requirements as they become due for the foreseeable future, however, there can be no assurance that such results will be achieved. The Company is a party to legal actions and government investigations as described in Part II, Item 1 -- Legal Proceedings. There can be no assurance that these actions or investigations will not have a disruptive effect upon the operations of the business or that the resolution of these actions and investigations will not have a material adverse effect on the Company's liquidity or financial position. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

     The degree to which the Company is leveraged could have the following consequences: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired; and (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations. In addition, the Credit Facility and the Indenture contain financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayments of indebtedness and, with respect to the Credit Facility only, those requiring maintenance of minimum net worth, minimum EBITDA and minimum interest coverage and limiting leverage.

OTHER MATTERS

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Through its review, the Company has identified a number of older legacy systems that will be abandoned in favor of a limited number of more efficient processing systems, rather than make all the systems Year 2000 compliant. GFS's computerized coding system is one of the legacy systems from which the Company has determined to transition. The Company believes that it is on target to have completed these system migration efforts with respect to its Physician Services and Hospital Services businesses in the first quarter of 1999. Per-Se Technologies products are scheduled to be Year 2000 compliant with releases due out in the third quarter of 1998. The estimated cost of the Company's Year 2000 compliance efforts is $10 million to $15 million over 1998 and 1999, the majority of which represents redirection of internal resources. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

                          PART II:   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters."

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, MPSC, which offices are located in Calabasas and Cypress, California (the "Designated Offices") (the "California Investigation"). Medaphis first became aware of the California Investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22, 1997, with which it is complying. The subpoena requires, among other things, records of any audit or investigative reports relating to the billing of payors globally for radiological services during the period January 1, 1991 to date and any refunds owed to or issued to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices.

     Investigations such as the California Investigation can be initiated following the commencement of qui tam litigation which is commenced under applicable state and federal statutes and is maintained under court seal without disclosure to the defendant. Under the applicable statutes, the United States and the State of California may elect to intervene fully or partially in qui tam litigation, and proceed with the action. The United States typically will provide a defendant with the opportunity to enter into settlement negotiations prior to the intervention of the United States in the matter. An application by the United States to partially lift the seal in qui tam litigation in order to make disclosure of the complaint available to the defendant often precedes such settlement discussions.

     On February 6, 1998, on application of the United States, the United States District Court for the Central District of California issued an order partially lifting the seal on the qui tam suit entitled United States of America and State of California, ex rel. Relator I and Relator II v. Compmed Corporation, Medaphis Corporation, Does 1 to 200, Inclusive. Civil Action No. 94-8158 LGB (kx). On February 11, 1998, the United States provided Medaphis with a copy of the Complaint, Substitution of Attorney, and Order which prohibited the Company from making any use of the Complaint, including any public disclosure, other than for the purposes of settlement negotiations, without further order of the Court. On February 12, 1998, upon the joint application of Medaphis and the United States, the Court issued an order modifying its February 6, 1998 order to allow Medaphis to make public disclosures concerning the Complaint and its contents to the extent that Medaphis determined such disclosures were required by applicable securities laws, provided that such disclosure did not reveal the Relators' identities.

     According to the Complaint, filed December 20, 1995 by the Relators and which contains allegations raised by them, the action is to recover damages and civil penalties on behalf of the United States and the State of California arising out of alleged false claims presented by the defendants on behalf of their clients for payment under various state and federal insurance programs. No charges or claims by the government have been made. The Complaint includes causes of action under the Federal False Claims Act, 31 U.S.C. sec 3729 et seq., and the California False Claims Act, Cal. Gov't Code sec. 12650 et seq. The Complaint also includes causes of action relating to Medaphis's termination of Relator II, including a count under the state and federal whistleblower protection statutes. The Complaint alleges overpayments of approximately $20,500,000 together with treble damages and additional penalties based on statutory civil penalties. The Complaint alleges that at least 50,000 separate false claims were filed under federal programs and at least 8,000 separate false claims were filed under state programs. The Complaint also alleges unspecified compensatory, general and punitive damages on behalf of Relator II on his or her employment claims. The allegations in the Complaint are limited to the office of CompMed (acquired by Medaphis) in Culver City, California. Medaphis believes that this Complaint relates to and concerns the California Investigation. Medaphis is engaged in discussions with the United States and California, and intends to pursue settlement discussions with the United States, the State of California, and the Relators. The Company has agreed with the government to toll applicable statutes of limitations through September 30, 1998, and anticipates executing an agreement to that effect.

     Although the Company continues to believe that the principal focus of the California Investigation remains on the billing and collection practices in the Designated Offices, there can be no assurance that the California Investigation will not expand to other offices, that the California Investigation or the qui tam suit will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the California Investigation or the qui tam suit will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995, $2 million in the fourth quarter of 1996 and a credit of $2.8 million in the third quarter of 1997, solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the California Investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the California Investigation. The charges are intended to cover only the anticipated expenses of the California Investigation and the related lawsuits and do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     In September 1996, MPSC became aware of apparently inadvertent computer software errors affecting some of its electronic billing to carriers in the State of California. The error relates to global billing (i.e., billing for the professional and technical components of a service) for certain radiological services under circumstances where the radiologist is only entitled to bill for the professional component of such services. The Company believes such inadvertent errors may have caused overpayments on certain claims submitted on behalf of clients in the State of California. The full extent of overpayments by carriers and beneficiaries, which impacts only certain managed care plans, cannot be determined by the Company, but as notifications to the affected clients and carriers occur, and refunds or offsets are sought, the Company may be required to return to clients its portion of fees previously collected, and may receive claims for alleged damages as a result of the error. The Company is unable to estimate the possible range of loss, if any.

     Following the announcement of the investigation by the United States Attorney's Office for the Central District of California, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of Common Stock in April 1995, were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits alleged violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of Common Stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint, which argued that the Consolidated Complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contained any claims based on the Securities Act and the Company's underwriters and outside directors were no longer named as defendants. On June 26, 1996, the court denied plaintiffs' motion to certify plaintiffs' class. On May 19, 1997, the plaintiffs and the defendants entered into a stipulation and settlement agreement, pursuant to which the parties agreed to settle this action on a class-wide basis for $4.75 million, subject to court approval (the "1995 Class Action Settlement"). The 1995 Class Action Settlement included the related putative class action lawsuit filed in the Superior Court of Cobb County, Georgia, described more fully below. On October 28, 1997 the court certified a class for settlement purposes, approved the settlement and entered final judgment dismissing the action with prejudice. One of Medaphis' directors' and officers' liability insurance carriers has paid $3.7 million of the 1995 Class Action Settlement directly for the benefit of the plaintiffs. The Company accrued approximately $1.2 million in the quarter ended December 31, 1996 for the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto. On November 6, 1997, the Company paid the remaining $1.05 million balance of the settlement.

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan are investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). Beginning in February, 1998, the Office of the Inspector General of Health and Human Services has requested information from GFS following an audit of a GFS client. GFS has complied with those requests. In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For each of the years ended December 31, 1996 and 1997, GFS represented approximately 7% of Medaphis' revenue. During those years, GFS processed approximately 5.6 million and 6.25 million claims, respectively, approximately 2 million and 2.3 million of which, respectively, were made to government programs. The government has requested that GFS voluntarily produce records, and GFS has complied with that request. Although the precise scope and subject matter of the GFS Investigation are not known to the Company, Medaphis believes that the GFS Investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. There can be no assurance that the GFS Investigation will be resolved promptly or that the GFS Investigation will not have a material adverse effect upon Medaphis. No charges or claims by the government have been made. Currently, the Company has recorded charges of $2 million and $1 million in the second and third quarters of 1997, respectively, solely for legal and administrative fees, costs and expenses in connection with the GFS Investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter. The Company is in discussions with the United States and intends to pursue settlement discussions with the United States.

     In addition, the Company decided in April 1998 to transition from the computerized coding system to manual coding. There can be no assurances that the Company will not be subject to customer complaints, claims and contract terminations as a result of the coding system transition or modifications previously made to the system. See "Management's Discussion and Analysis of Results of Operations -- Liquidity and Capital Resources."

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its then current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint (the "Consolidated Second Amended Complaint"). In general, the Consolidated Second Amended Complaint alleged violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The Consolidated Second Amended Complaint was brought on behalf of a class of persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The Consolidated Second Amended Complaint also asserted claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and HDS. The Consolidated Second Amended Complaint sought compensatory and rescissory damages, as well as fees, interest and other costs. On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety. On May 27, 1997, the court denied defendants' motion to dismiss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters."

     The parties entered into a Stipulation and Agreement of Settlement dated December 15, 1997 (the "Stipulation") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (to be paid by the

Company's directors' and officers' liability insurance carriers), 3,955,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period. The Stipulation also includes, among other things: (i) a complete release of claims against the Company, the individual defendants and certain related persons and entities; and
(ii) certain anti-dilution rights in favor of plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle existing civil litigation and claims pending or asserted against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The Stipulation also contains other conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, and the final approval of the settlement by the court. On December 15, 1997, the court granted preliminary approval to the settlement and conditionally certified the classes for settlement purposes only. The Company's insurance carriers consented to the settlement and funded the $20 million cash portion. On March 25, 1998, the Court granted final approval of the settlement and entered final judgment dismissing the action.

     The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 in connection with the Stipulation. This charge is comprised of the following: (i) $30.2 million representing the original 3,355,556 shares of common stock valued at the fair value of a common share on the date that the material terms of the agreement were reached or approximately $9 per share and
(ii) $22.3 million representing the fair value of the warrants on the date the material terms of the agreement were reached, valued using the Black-Scholes option pricing model with the following assumptions: expected life -- 5 years, risk free interest rate -- 6%, dividend rate -- 0% and expected volatility factor -- 60%. No accounting recognition was required for the additional 600,000 shares to be issued pursuant to the agreement as these shares represent the maximum number of contingent shares that were issuable based on certain stock price contingencies during the ten day period prior to October 11, 1997. As a result of the actual decline in the Company's stock price during such period, the Stipulation required that the maximum number of contingent shares be awarded; however, no additional accounting charge is required in connection with the award of such contingent shares. Although the exact timing of the issuance of the 3,955,556 shares is not known, the Company does not expect such shares to be issued before the second quarter of 1998. Additionally, no accounting recognition has been afforded the cash portion of the Stipulation as this amount is the responsibility of the insurance carriers. Such amount has been paid directly to an escrow account for the benefit of the plaintiffs by the insurance carriers. The Company has classified the entire $52.5 million liability associated with the settlement as noncurrent as such obligation will be settled with equity (common stock and warrants) rather than current assets as the exact timing of such settlement is not determinable.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation. The plaintiff seeks unspecified compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants, additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and all other defendants filed a motion to dismiss the amended complaint, which motion is still pending. The Company is unable to estimate a possible range of loss.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages in excess of $100 million, rescission, injunctive relief and costs. The Company is unable to estimate a possible range of loss. On January 10, 1997, the defendants filed a demurrer to the complaint. On February 5, 1997 the Court overruled defendants' demurrer. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former and current officers of Medaphis. All of the newly added defendants have responded to the amended complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the Securities Act, but the Company believes that it has substantial defenses to the alleged damages relating to such Securities Act claims.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs seek unspecified compensatory and punitive damages, as well as fees, interest and other costs. The Company is unable to estimate a possible range of loss. On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the Securities Act and common law and new parties, including former officers of Medaphis, Medaphis' former outside auditors and BSG. On or about October 29, 1997 all defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court ruled in favor of defendants on the motions, dismissing all of plaintiffs' claims with prejudice and without leave to amend. The Company expects that the judge will sign an order to that effect, at which time statutory appeal periods will begin to run.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG. On December 31, 1996, Medaphis entered into a standstill and tolling agreement with Mr. Noorda, Mr. Papermaster and other former BSG shareholders, which, as extended, runs through June 30, 1998. The standstill and tolling agreement extends any applicable statute of limitations for claims by the former BSG shareholders and provides that neither party will file suit against the other prior to the expiration of the agreement.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of MMS in December of 1995. The complaint is brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis Common Stock. In general, the complaint alleges both common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleges breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage. The plaintiffs seek rescission of the merger agreement and the return of all MMS shares, as well as damages in excess of $100 million. The Company is unable to estimate a possible range of loss. Additionally, plaintiffs seek to void various non-compete covenants and contract provisions between Medaphis and plaintiffs. Defendants have filed a motion to dismiss the complaint. Discovery has been stayed pending resolution of the motion to dismiss.

     On August 12, 1997, George D. Stickel filed a putative class action complaint against Medaphis, Randolph W. Brown, Michael R. Cote and James S. Douglass in the United States District Court for the Northern District of Georgia. The complaint asserts claims under the Exchange Act on behalf of all persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint also asserts claims under the Securities Act on behalf of a subclass consisting of all persons and entities who, in connection with the merger of the Company and HDS, acquired options to purchase shares of Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint seeks rescission, unspecified rescissory and compensatory damages, and interest, fees and other costs. The Company is unable to estimate a possible range of loss.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits.

     On January 8, 1997, the Commission notified the Company that it was conducting a formal, non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ending September 30, 1996 and its restated consolidated financial statements for the three months and year ending December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996, and June 30, 1996. In addition, the Company believes that the Commission is investigating the Company's restatement of its interim financial statements for each quarter of 1996 and the November 19, 1997 and December 23, 1997 restatements of the Company's financial statements. The Company intends to cooperate fully with the Commission in its investigation.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company, including, without limitation, the Company's results of operations, financial position and cash flow. Because the Company is unable to estimate a range of loss with respect to any of the pending claims, the Company has not accrued any amounts for any contingent liability with respect to such claims.

ITEM 5.  OTHER MATTERS

     In 1993, the Company acquired GFS, an emergency room physician billing company, which had developed a computerized coding system. In 1994, the Company acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan, which was then migrated to the GFS coding system.

     The GFS coding system was developed in-house at GFS in the 1980s using the COBOL computer language. The program and its source code were not extensively documented. In addition, the program was originally written to conform with then-existing government billing regulations, which have since been changed. At the time of these changes, and thereafter, the Company undertook some revisions to the coding system. In March 1997, Medaphis learned that GFS was the target of a government investigation. Although the precise scope and subject matter of the government investigation are not known to the Company, Medaphis believes that the investigation -- which is being participated in by several agencies having administrative, civil and/or criminal authority -- involves GFS billing procedures and the coding system used in both Grand Rapids and Jacksonville. See
Note 2 of Notes to Consolidated Financial Statements. Promptly after the Company became aware of the GFS Investigation, the Company expanded its compliance efforts with respect to the GFS coding system and undertook a substantial process review using both internal resources and outside consultants.

     The Company decided in April 1998 to transition GFS from the computerized coding system to manual coding. The decision to terminate use of the coding system was based on several factors. These included the high cost of continuing management, compliance and quality assurance oversight and the failure to meet the Company's current efficiency and productivity targets. In addition, the system will not comply with anticipated revisions to government billing regulations, and is not "Year 2000"compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters." During the transition period, which should be completed by the fall of 1998, GFS will continue to utilize the coding system in conjunction with an increasing volume of manual coding and the Company will continue to support GFS with its compliance and quality assurance programs in support of both the coding system and manual coding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
  3.1   --   Amended and Restated Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3.1 to
             Registrant's Registration Statement on Form S-1, File No.
             33-42216)
  3.2   --   Certificate of Amendment of Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3 to
             Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
  3.3   --   Certificate of Amendment of Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3.3 to
             Registrant's Registration Statement on Form 8-A/A, filed on
             May 22, 1996)
  3.4   --   Certificate of Amendment of Amended and Restated Certificate
             of Incorporation of Registrant (incorporated by reference to
             Exhibit 4.4 to Registrant's Registration Statement on Form
             S-8, File No. 333-03213)
  3.5   --   Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.6 to Registrant's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1997)
  4.1   --   Credit Agreement dated February 13, 1998, among Registrant, as the Borrower, various financial institutions from time to time parties thereto, as the Lenders, DLJ Capital Funding,
             Inc., as the Syndication Agent for the Lenders, and Wachovia
             Bank, N.A., as the Administrative Agent for the Lenders
             (including form of note) (incorporated by reference to
             Exhibit 10.1 to Registrant's Current Report on Form 8-K
             filed on March 3, 1998)
  4.2   --   Subsidiary Guaranty dated February 20, 1998, among the
             domestic subsidiaries of Registrant and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to
             Exhibit 10.2 to Registrant's Current Report on Form 8-K
             filed on March 3, 1998)
  4.3   --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
             (including form of note) (incorporated by reference to
             Exhibit 10.3 to Registrant's Current Report on Form 8-K
             filed on March 3, 1998)
  4.4   --   Registration Rights Agreement dated as of February 20, 1998, among Registrant, the Subsidiary Guarantors, and Donaldson
             Lufkin & Jenrette Securities Corporation (incorporated by
             reference to Exhibit 4.15 to Registrant's Registration
             Statement on Form S-4, File No. 333-47409)
 10.1   --   Fifth Amendment to Medaphis Corporation Non-Qualified Stock
             Option Plan for Non-Executive Employees (incorporated by
             reference to Exhibit 10.28 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1997)
 10.2   --   Third Amendment to Medaphis Corporation Employee Stock
             Purchase Plan (incorporated by reference to Exhibit 10.33 to
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1997)
 10.3   --   Fourth Amendment to the Amended and Restated Medaphis
             Employees' Retirement Savings Plan (incorporated by
             reference to Exhibit 10.39 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1997)

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
 10.4   --   Employment Agreement dated January 25, 1998 between
             Registrant and Allen W. Ritchie (incorporated by reference to Exhibit 10.69 to Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1997)
 10.5   --   Employment Agreement dated January 27, 1998 between
             Registrant and Kevin P. Castle
 11     --   Statement regarding Computation of Earnings Per Share
 27     --   Financial Data Schedule (for SEC use only)
 99.1   --   Safe Harbor Compliance Statement for Forward-Looking
             Statements

     (B) Reports on Form 8-K

     The Company has filed the following reports on Form 8-K during the quarter ended March 31, 1998:

                                           FINANCIAL
                                           STATEMENTS
ITEM REPORTED                                FILED         DATE OF REPORT          FILE DATE
-------------                              ----------      --------------          ---------
Establishment of $210 million term loan
  to refinance existing bank facility;
  restatement of Registrant's financial
  statements to reflect treatment of
  acquisition of Medical Management
  Sciences, Inc. as a purchase rather
  than a pooling of interests; release of
  unqualified audit opinion of Price
  Waterhouse.............................  Yes(1)        December 23, 1997     January 8, 1998
Underwritten commitment for $100 million
  revolving credit facility and
  announcement of certain management
  changes................................  No            January 26, 1998      January 28, 1998
Partial unsealing of QuiTam complaint
  filed against Registrant on December
  20, 1995...............................  No            February 11, 1998     February 13, 1998
Announcement of planned closing of
  financing package......................  No            February 17, 1998     February 18, 1998
Announcement of closing of $275 million
  financing package......................  No            February 13, 1998     March 2, 1998

---------------

(1) Audited consolidated financial statements for the nine months ended September 30, 1997 and the two years ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDAPHIS CORPORATION
                                              (Registrant)

Date: May 14, 1998

                                          By:     /s/ DAVID E. MCDOWELL
                                            ------------------------------------
                                                     David E. McDowell
                                            Chairman and Chief Executive Officer

                                          By:     /s/ MARK P. COLONNESE
                                            ------------------------------------
                                                     Mark P. Colonnese
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
    3.1   --   Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registrant's Registration Statement on Form S-1, File No.
               33-42216)
    3.2   --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 to
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
    3.3   --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to
               Registrant's Registration Statement on Form 8-A/A, filed on
               May 22, 1996)
    3.4   --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to Registrant's Registration Statement on Form
               S-8, File No. 333-03213)
    3.5   --   Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.6 to Registrant's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1997)
    4.1   --   Credit Agreement dated February 13, 1998, among Registrant, as the Borrower, various financial institutions from time to time parties thereto, as the Lenders, DLJ Capital Funding,
               Inc., as the Syndication Agent for the Lenders, and Wachovia
               Bank, N.A., as the Administrative Agent for the Lenders
               (including form of note) (incorporated by reference to
               Exhibit 10.1 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
    4.2   --   Subsidiary Guaranty dated February 20, 1998, among the
               domestic subsidiaries of Registrant and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to
               Exhibit 10.2 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
    4.3   --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
    4.4   --   Registration Rights Agreement dated as of February 20, 1998, among Registrant, the Subsidiary Guarantors, and Donaldson
               Lufkin & Jenrette Securities Corporation (incorporated by
               reference to Exhibit 4.15 to Registrant's Registration
               Statement on Form S-4, File No. 333-47409)
   10.1   --   Fifth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.28 to Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1997)
   10.2   --   Third Amendment to Medaphis Corporation Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.33 to
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1997)
   10.3   --   Fourth Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.39 to Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1997)
   10.4   --   Employment Agreement dated January 25, 1998 between
               Registrant and Allen W. Ritchie (incorporated by reference to Exhibit 10.69 to Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1997)
   10.5   --   Employment Agreement dated January 27, 1998 between
               Registrant and Kevin P. Castle
   11     --   Statement regarding Computation of Earnings Per Share
   27     --   Financial Data Schedule (for SEC use only)
   99.1   --   Safe Harbor Compliance Statement for Forward-Looking
               Statements