Form 10-K405/A
period 1997-12-31
MEDAPHIS CORP
filed 1998-06-22
CIK 878556

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                  FORM 10-K/A

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

                              MEDAPHIS CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                               PAGE OF
                                                              FORM 10-K
                                                              ---------
ITEM 1.  BUSINESS...........................................       1
ITEM 2.  PROPERTIES.........................................       8
ITEM 3.  LEGAL PROCEEDINGS..................................       9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................      13
           EXECUTIVE OFFICERS OF THE REGISTRANT.............      13

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS........................      14
ITEM 6.  SELECTED FINANCIAL DATA............................      14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................      16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........      24
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................      24

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT................................................      24
ITEM 11.  EXECUTIVE COMPENSATION............................      24
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT....................................      24
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....      24

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K...............................      24

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

     According to the Complaint, filed December 20, 1995 by the Relators and which contains allegations raised by them, the action is to recover damages and civil penalties on behalf of the United States and the State of California arising out of alleged false claims presented by the defendants on behalf of their clients for payment under various state and federal insurance programs. No charges or claims by the government have been made. The Complaint includes causes of action under the Federal False Claims Act, 31 U.S.C. sec 3729 et seq., and the California False Claims Act, Cal. Gov't Code sec. 12650 et seq. The Complaint also includes causes of action relating to Medaphis's termination of Relator II, including a count under the state and federal whistleblower protection statutes. The Complaint alleges overpayments of approximately $20,500,000 together with treble damages and additional penalties based on statutory civil penalties. The Complaint alleges that at least 50,000 separate false claims were filed under federal programs and at least 8,000 separate false claims were filed under state programs. The Complaint also alleges unspecified compensatory, general and punitive damages on behalf of Relator II on his or her employment claims. The allegations in the Complaint are limited to the office of CompMed (acquired by Medaphis) in Culver City, California. Medaphis believes that this Complaint relates to and concerns the California Investigation. Medaphis is engaged in discussions with the United States and California, and intends to pursue settlement discussions with the United States, the State of California, and the Relators. The Company has agreed with the government to toll applicable statutes of limitations through September 30, 1998.

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

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan are investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). Beginning in February, 1998, the Office of the Inspector General of Health and Human Services has requested information from GFS following an audit of a GFS client. GFS has complied with those requests. In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For each of the years ended December 31, 1996 and 1997, GFS represented approximately 7% of Medaphis' revenue. During those years, GFS processed approximately 5.6 million and 6.25 million claims, respectively, approximately 2 million and 2.3 million of which, respectively, were made to government programs. The government has requested that GFS voluntarily produce records, and GFS has complied with that request. Although the precise scope and subject matter of the GFS Investigation are not known to the Company, Medaphis believes that the GFS Investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. The Company is actively pursuing settlement discussions with the United States and representatives of various states. There can be no assurance that the GFS Investigation will be resolved promptly, that it can be settled on terms acceptable to the Company, or that the GFS Investigation will not have a material adverse effect upon Medaphis. No charges or claims by the government have been made. Currently, the Company has recorded charges of $2 million and $1 million in the second and third quarters of 1997, respectively, solely for legal and administrative fees, costs and expenses in connection with the GFS Investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter.

     In addition, the Company decided in April 1998 to transition from the computerized coding system to manual coding. There can be no assurances that the Company will not be subject to customer complaints, claims and contract terminations as a result of the coding system transition or modifications previously made to the system. See "Item 7. Management's Discussion and Analysis of Results of Operations -- Liquidity and Capital Resources."

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients.

     Following the Company's August 14, 1996 announcement regarding earnings expectations and certain charges, Medaphis and certain of its then current and former officers, one of whom was also a director, were named as defendants in nineteen putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. On November 22, 1996, the plaintiffs in these lawsuits filed a Consolidated Amended Class Action Complaint. On February 3, 1997, the plaintiffs filed a Consolidated Second Amended Complaint (the "Consolidated Second Amended Complaint"). In general, the Consolidated Second Amended Complaint alleged violations of the federal securities laws in connection with Medaphis' filings under the federal securities acts and public disclosures. The Consolidated Second Amended Complaint was brought on behalf of a class of persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The Consolidated Second Amended Complaint also asserted claims on behalf of a sub-class of all persons who acquired Medaphis Common Stock pursuant to the merger between Medaphis and HDS. The Consolidated Second Amended Complaint sought compensatory and rescissory damages, as well as fees, interest and other costs. On February 14, 1997, the defendants moved to dismiss the Consolidated Second Amended Complaint in its entirety. On May 27, 1997, the court denied defendants' motion to dismiss. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters."

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

     The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 in connection with the Stipulation. This charge is comprised of the following: (i) $30.2 million representing the original 3,355,556 shares of common stock valued at the fair value of a common share on the date that the material terms of the agreement were reached or approximately $9 per share and
(ii) $22.3 million representing the fair value of the warrants on the date the material terms of the agreement were reached, valued using the Black-Scholes option pricing model with the following assumptions: expected life -- 5 years, risk free interest rate -- 6%, dividend rate -- 0% and expected volatility factor -- 60%. No accounting recognition was required for the additional 600,000 shares to be issued pursuant to the agreement as these shares represent the maximum number of contingent shares that were issuable based on certain stock price contingencies during the ten day period prior to October 11, 1997. As a result of the actual decline in the Company's stock price during such period, the Stipulation required that the maximum number of contingent shares be awarded; however, no additional accounting charge is required in connection with the award of such contingent shares. Although the exact timing of the issuance of the 3,955,556 shares is not known, the Company does not expect such shares to be issued before the second quarter of 1998. Additionally, no accounting recognition has been afforded the cash portion of the Stipulation as this amount is the responsibility of the insurance carriers. Such amount has been paid directly to an escrow account for the benefit of the plaintiffs by the insurance carriers. The Company has classified the entire $52.5 million liability associated with the settlement as noncurrent since such obligation will be settled with equity (common stock and warrants) rather than current assets, and the exact timing of the payment of claims pursuant to such settlement is not determinable.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation (the "Derivative Suit"). The plaintiff seeks unspecified compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants, additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and all other defendants filed a motion to dismiss the amended complaint, which motion was denied without prejudice. The parties have reached an agreement in principle to settle the Derivative Suit for $250,000 in cash to be paid by the Company's directors' and officers' liability insurance carrier. Such agreement in principle is subject to definitive documentation, consent and approval of the insurance carrier (which has been requested by the Company), and preliminary and final approval of the settlement by the court.

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

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs seek unspecified compensatory and punitive damages, as well as fees, interest and other costs. The Company is unable to estimate a possible range of loss. On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the Securities Act and common law and new parties, including former officers of Medaphis, Medaphis' former outside auditors and BSG. On or about October 29, 1997 all defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court ruled in favor of defendants on the motions, dismissing all of plaintiffs' claims with prejudice and without leave to amend. On May 15, 1998, the Judge signed an order dismissing all of the plaintiff's claims.

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

     On August 12, 1997, George D. Stickel filed a putative class action complaint against Medaphis, Randolph W. Brown, Michael R. Cote and James S. Douglass in the United States District Court for the Northern District of Georgia. The complaint asserts claims under the Exchange Act on behalf of all persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint also asserts claims under the Securities Act on behalf of a subclass consisting of all persons and entities who, in connection with the merger of the Company and HDS, acquired options to purchase shares of Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint seeks rescission, unspecified rescissory and compensatory damages, and interest, fees and other costs. The parties have reached an agreement in principle to settle the Stickle complaint. The settlement provides for $137,500 in cash to be paid by the Company's directors' and officers' liability insurance carrier and a number of shares of Medaphis Common Stock to be determined such that the aggregate value of the cash portion of the settlement and the stock portion of the settlement (with the Medaphis shares being deemed to have an agreed upon value) will approximate $500,000. Such agreement in principle is subject to definitive documentation, consent and approval of the Company's insurance carrier (which has been requested by the Company), and preliminary and final approval of the settlement by the court.

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

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company, including, without limitation, the Company's results of operations, financial position and cash flow. Because the Company is unable to estimate a range of loss with respect to any of the pending claims, the Company has not accrued any amounts for any contingent liability with respect to such unsettled claims.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Medaphis for and as of each of the five fiscal years in the period ended December 31, 1997. The selected consolidated financial information of Medaphis for each of the three fiscal years in the period ended December 31, 1997 and as of December 31, 1995, 1996 and 1997 has been derived from the audited consolidated financial statements of Medaphis which give retroactive effect to the mergers with Atwork, HRI, Rapid Systems, BSG and HDS, all of which have been accounted for as poolings-of-interests. The selected consolidated financial data of Medaphis for each of the two fiscal years ended December 31, 1994 and as of December 31, 1993 and 1994 has been derived from the unaudited consolidated financial statements of Medaphis, which give retroactive effect to the mergers with Atwork, HRI, Rapid Systems, BSG and HDS, all of which have been accounted for using the pooling-of-interests method of accounting. The Company's consolidated financial statements as of and for each of the two fiscal years in the period ended December 31, 1994 are unaudited because the Company's predecessor accountants withdrew its audit opinions covering these periods. See
Note 2 to the Notes to Consolidated Financial Statements. Management believes that the unaudited consolidated financial statements referred to above include all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for such periods.

                                                                   YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                            1993            1994            1995            1996            1997
                                        -------------   -------------   -------------   -------------   -------------
                                        (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
  Revenue.............................    $250,094        $369,483        $538,012        $ 596,714       $572,625
  Salaries and wages..................     151,913         216,950         314,790          398,573        377,363
  Other operating expenses............      65,258          88,655         134,055          163,677        153,372
  Depreciation........................       6,967           9,065          14,187           28,276         29,355
  Amortization........................       6,926          10,310          18,048           25,713         24,137
  Interest expense, net...............       6,202           5,591           9,761           11,585         23,260
  Litigation settlement...............          --              --              --               --         52,500
  Restructuring and other charges.....          --              --          48,750          180,316         22,640
  Income (loss) before extraordinary
     item and cumulative effect of
     accounting change................       5,984          25,682          (2,650)        (137,337)       (93,229)
  Net income (loss)...................       5,984          25,682          (2,650)        (137,337)       (19,303)(3)
  Pro forma net income (loss)(1)......       6,001          24,251          (4,780)        (136,358)       (19,303)
  Weighted average shares
     outstanding......................      39,179          46,128          52,591           71,225         72,679
PER SHARE DATA(1)(2)
  Pro forma basic income (loss) before
     extraordinary item and cumulative
     effect of accounting change......    $   0.15        $   0.53        $  (0.09)       $   (1.91)      $  (1.28)
  Pro forma basic net income (loss)...    $   0.15        $   0.53        $  (0.09)       $   (1.91)      $  (0.26)

                                                                     AS OF DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                            1993            1994            1995            1996            1997
                                        -------------   -------------   -------------   -------------   -------------
                                        (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA
  Working capital.....................    $ 48,757        $ 65,549        $ 90,043        $  56,492       $ 93,497
  Intangible assets...................     181,000         376,827         611,544          539,151        515,939
  Total assets........................     334,361         597,487         935,790          936,854        874,027
  Total debt..........................      76,308         218,374         161,246          271,727        200,941
  Convertible subordinated
     debentures.......................      63,375          63,375          63,375               --             --
  Stockholders' equity................    $166,706        $236,003        $554,074        $ 508,525       $501,781

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

     The Company also reached a proposed settlement in 1997 with the plaintiffs in one of the major class-action securities lawsuits pending against it and, during the third quarter of 1997, the Company recorded a non-cash charge of $52.5 million related to this settlement. In addition, through the successful completion of a $210.0 million loan facility (the "New Facility"), management believes it has stabilized and provided for the near-term financing needs of the Company.

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
                                  ========   =====   =========   =====   =========   =====

  Fiscal 1997 compared to Fiscal 1996

REVENUE.  Revenue classified by the Company's reportable segments is as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $294,406   $279,593
Hospital Services...........................................    89,715     98,067
HRI.........................................................    31,419     14,720
Per-Se Product Operations...................................    70,047     90,977
Per-Se Services Operations..................................   113,988     90,594
Eliminations................................................    (2,861)    (1,326)
                                                              --------   --------
                                                              $596,714   $572,625
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

     Per-Se's Product Operations revenue increased 29.9% for the year ended December 31, 1997, as compared with the year ended December 31, 1996. This increase is primarily the result of an increase in license fees associated with the ULTICARE(R) and scheduling product lines offset in part by charges of $4.7 million for adjustments to accounts receivable, unbilled relating to unanticipated collection issues on certain contracts.

     Per-Se's Services Operations revenue in 1996 includes the results of the Company's wholly-owned subsidiary, Imonics Corporation ("Imonics"), which was shut down at the end of 1996 (the "Imonics Shutdown"). Imonics generated $12.3 million of revenue during the year ended December 31, 1996. Excluding the revenue generated by Imonics, Per-Se's Services Operations revenue decreased 10.9% for the year ended December 31, 1997, as compared with the year ended December 31, 1996. Disruptions associated with the restructuring of this division have negatively affected revenue. Also negatively impacting the Per-Se's Services Operations revenue for 1997 was approximately $1.1 million of adjustments for collection issues on certain contracts.

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

     OTHER OPERATING EXPENSES. Other operating expenses decreased to $153.4 million (26.8% of revenue) in 1997 from $163.7 million (27.4% of revenue) in 1996. The decrease in other operating expenses as a percentage of revenue reflects the cost management initiatives that were stated in the Company's 1997 business plan. Included in other operating expenses for 1997 are higher than normal professional fees the Company incurred to assist with a variety of financial, operational and organizational projects undertaken by the management of the Company. Management believes that expenditures for professional fees will decrease in 1998. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, office supplies and legal, accounting and other professional services.

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

     INTANGIBLE ASSETS. As of December 31, 1997, the Company's balance sheet included approximately $516 million of unamortized intangible assets, which is greater than 59% of the Company's total asset balance. The current amortization rate on the unamortized intangible assets is in excess of $20 million per year.

     The Company amortizes goodwill over a period of 40 years as management believes that these assets have an indeterminate life. Management believes that Medaphis' value is in the differentiated service business it operates, which outlasts the individual clients that make it up, and that the current base of business, which has made Medaphis a leader in healthcare business management services, provides the foundation for continued growth. Management continually monitors events and circumstances both within the Company and within the industry which could warrant revisions to the Company's estimated useful life of goodwill. If the Company ever determines that a reduction in the amortization period is necessary, it could have a material impact on the Company's results of operations.

     During 1996 and 1997, management of the Company believed there were events and changes in circumstances that warranted a re-assessment as to whether the carrying amount of the intangible assets

(approximately $434 million at December 31, 1997) for the Company's Physician Services segment was still recoverable. These events included: (i) operating losses reported for two consecutive years, (ii) significant restructuring charges within the Physician Services segment and (iii) absence of revenue growth within the Physician Services segment. Therefore, in accordance with applicable accounting rules, management prepared a 40 year undiscounted cash flow analysis to determine if these intangible assets were still recoverable. Management prepared the analysis with assumptions that reflected its current outlook on the business. In all instances, management believes the assumptions inherent in the analysis were reasonable and supportable. The following key assumptions were used in management's undiscounted cash flow analysis: revenue growth was forecasted at an average rate of 3.4% and the EBITDA margin was forecasted at approximately 3.5 percentage points above the current level. Such analysis indicated that no impairment of these intangible assets had occurred. However, the Company recognizes that modest adjustments to the assumptions could have a material impact on the analysis and related conclusions. For example, if the Physician Services segment is unable to improve its EBITDA margin, revenue growth of at least 4.1% would be required to allow for recoverability of these assets over the 40 year life. If the projected undiscounted cash flows used in the Company's recoverability analysis decreased to one dollar below the carrying value of the intangible assets, the Company would be required to record a non-cash impairment charge that may exceed $300 million to reduce the Physician Services segment's intangible assets to their fair value, as determined by discounting the future cash flows of this segment. Management still believes the current intangible asset balance is recoverable.

     INTEREST. Net interest expense was $23.3 million in the year ended December 31, 1997 as compared with $11.6 million in the same period of 1996. The increase in interest expense was due to increased borrowing rates. Management anticipates that interest rate fluctuations and changes in the amount of borrowings under the New Facility will impact future interest expense.

     RESTRUCTURING AND OTHER CHARGES. During 1997, the Company recorded restructuring charges of approximately $6.7 million as compared to charges in 1996 of approximately $14.1 million. The 1997 charges primarily relate to a plan adopted in August 1997 to further combine the operations of the Company's technology companies, the BSG and HIT Groups, and to rename the combined operations "Per-Se Technologies" (the "Per-Se Restructuring"). The objective of the Per-Se Restructuring was to improve profitability through capitalizing on perceived synergies of these similar businesses and better utilizing office space and other resources. In connection with the Per-Se Restructuring, the Company recorded charges of approximately $5.0 million, primarily consisting of lease termination costs and severance costs. See "-- Fiscal 1996 as compared to Fiscal 1995" for an explanation of the restructuring costs incurred in 1996 and details regarding each of the Company's plans.

     As of December 31, 1997, the Company had accrued, but had not paid, expenses of approximately $9.4 million, in connection with the office consolidation aspect of the Reengineering Project, the BSG Group Restructuring, the Imonics Shutdown, and the Per-Se Restructuring. Such amount primarily consists of estimated lease termination cost which will be paid in varying amounts through 2005.

     Exclusive of the restructuring charges discussed above, other charges aggregated approximately $15.9 million in 1997 as compared to $166.3 million in 1996, which included $86.1 million of software abandonment expenses. The primary components of the 1997 amounts were: (i) $7.0 million in non-cash property and equipment impairment charges associated with the Per-Se Restructuring and the Company's assessment of the recoverability of certain of its long-lived assets;
(ii) $2.6 million in legal costs associated with various lawsuits and investigations (see "Item 3. Legal Proceedings"); and (iii) $5.3 million of various other costs, including severance and other individually insignificant, non recurring, items. See "-- Fiscal 1996 as compared to Fiscal
1995 -- Restructuring and Other Charges" for an explanation of the $80.2 million of other charges incurred in 1996, the $86.1 million of software abandonment expenses incurred in 1996 and additional details regarding each of the Company's restructuring plans.

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

     DEFERRED TAX ASSET. As of December 31, 1997, the Company had recorded a net deferred tax asset of $60.9 million reflecting primarily a tax benefit of $104.3 million for net operating loss carryforwards ("NOLs") offset by a valuation allowance of $26.5 million. The valuation allowance primarily reflects the Company's assessment of the uncertainty associated with the realizability of NOLs assumed in certain business combinations; a full valuation allowance has been provided on such amounts. With respect to the deferred tax asset for which a valuation allowance has not been provided, realizability of such amount is dependent on the Company generating sufficient taxable income to be offset by such NOLs prior to their expiration. Currently, the Company's NOLs are scheduled to expire in varying amounts from 1998 through 2011; however, no material amounts are scheduled to expire prior to 2008. Although realization is not assured, based on the Company's current analyses and estimates, management believes it is more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset fully prior to the expiration of the carryforward period. In addition, if future taxable income is not sufficient to utilize the deferred tax asset fully, other tax planning strategies are available to the Company, which makes it more likely than not that the Company will be able to utilize the deferred tax asset.

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

  Fiscal 1996 compared to Fiscal 1995

     REVENUE. Revenue classified by the Company's reportable segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1995           1996
                                                              ---------      ---------
                                                               (DOLLARS IN THOUSANDS)
Physician Services..........................................  $289,968       $294,406
Hospital Services...........................................    69,689         89,715
HRI.........................................................    22,667         31,419
Per-Se Product Operations...................................    58,799         70,047
Per-Se Services Operations..................................    98,615        113,988
Eliminations................................................    (1,726)        (2,861)
                                                              --------       --------
                                                              $538,012       $596,714
                                                              ========       ========

     Physician Services' revenue grew only 1.5% in 1996 as compared to 1995. Excluding the 7.3% growth by acquisitions, Physician Services experienced a 5.8% decline in revenue, which is attributable to the loss of clients at a higher rate than had historically been experienced by the Company. These client losses were mostly due to the reengineering and consolidation effort undertaken by Physician Services, which diverted management's attention away from client service.

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

     OTHER OPERATING EXPENSES. Other operating expenses increased to $163.7 million (27.4% of revenue) in 1996 from $134.1 million (24.9% of revenue) in 1995. The increase in other operating expenses as a percentage of revenue for 1996, as compared with 1995, is due to a slowdown in the growth of the Company's revenue without a corresponding slowdown in the growth of the Company's operating expenses. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, office supplies and legal, accounting and other outside professional services.

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

     RESTRUCTURING AND OTHER CHARGES. In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). The objectives of the Reengineering Project were: (i) to improve profitability in the near term through office consolidations; (ii) to improve longer-term profitability by developing technology and then leveraging such technology to make the Company's workflow process more efficient; and (iii) to standardize operating procedures throughout MPSC.

     In June 1996, a comprehensive assessment of the technology aspect of the Reengineering Project was completed. Management concluded that, due to increased development costs and higher than expected operating costs, it was no longer cost effective to continue the deployment of the technology upon which the Reengineering Project was based. While technologically feasible, management determined that such technology had no alternative useful application in the Company's operations. In connection with the abandonment of this project, the Company recorded a non-cash charge of $86.1 million during 1996. No further amounts are expected to be expended in connection with the technology project.

     During 1995, the Company recorded restructuring charges of approximately $15.0 million as a result of the office consolidation aspect of the Reengineering Project, related primarily to costs associated with the termination of leases for closed offices and incremental costs associated with discontinued client contracts. In August 1996, the Company expensed an additional $3.9 million, related primarily to additional lease termination costs.

     During 1996, the Company adopted a plan to consolidate the three subsidiaries within its system integration businesses (the "BSG Group Restructuring") and, later in 1996, revised such plan to entirely shut down one of such businesses, Imonics Corporation (the "Imonics Shutdown"). The objectives of the BSG

Group Restructuring were to improve profitability through capitalizing on the synergies of these similar businesses and to better utilize office space and other resources. Management's decision to shut down Imonics was due to the continued under-performance of this subsidiary along with management's decision, as discussed above, to abandon the Reengineering Project, in which Imonics Corporation was instrumental in technology development. During 1996, the Company recorded expenses of approximately $10.7 million, consisting primarily of severance and lease termination costs, in connection with the BSG Group Restructuring and the Imonics Shutdown.

     As of December 31, 1996, the Company had accrued, but had not paid, expenses of approximately $11.5 million in connection with the above restructuring plans. Such amount consists primarily of estimated lease termination costs which will be paid in varying amounts through 2005.

     Exclusive of the restructuring charges and software abandonment charges discussed above, other charges aggregated approximately $80.2 million and $31.9 million in 1996 and 1995, respectively. The primary components of the 1996 amount were: (i) $35.6 million in non-cash property and equipment impairment charges associated with the abandonment of the Reengineering Plan and the Imonics Shutdown; (ii) $13.0 million in non-cash intangible asset impairment charges associated with the write-off of goodwill resulting from the Imonics Shutdown; (iii) $12.8 million in legal costs associated with various lawsuits and investigations (see "Item 3. Legal Proceedings"); and (iv) $9.8 million of pooling costs, primarily related to the Company's mergers with BSG and HDS. The principal components of the 1995 amounts were: (i) $12.0 million in legal costs associated with various lawsuits and investigations (see "Item 3. Legal Proceedings"); (ii) $9.2 million of pooling costs, related to the Company's mergers with Atwork, HRI, and Consort; and (iii) $5.0 million in non-cash property and equipment impairment charges associated with the office consolidation component of the Reengineering Project.

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

     Also during 1997, the Company generated approximately $126.4 million of cash proceeds from the sale of HRI. The net cash proceeds of approximately $117.0 million were used to reduce the Company's borrowings under its then-current credit facility.

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

     On February 20, 1998, the Company sold $175 million of 9 1/2% Senior Notes due 2005 (the "Notes"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1998. The Notes will mature on February 15, 2005. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2002, at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest. In addition, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the original principal amount of the Notes at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least $100 million aggregate principal amount of the Notes remain outstanding immediately following any such redemption.

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

     The Company also entered into a new $100 million credit facility (the "New Credit Facility") on February 20, 1998. The Company has the option of making "LIBOR" based loans or "base rate" loans under the New Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.0% to 2.75% based on the Company's leverage ratio, as defined in the New Credit Facility. Base rate loans bear interest at prime plus amounts ranging from 0.0% to 1.75% based on the Company's leverage ratio, as defined. In addition the Company pays a quarterly commitment fee on the unused portion of the New Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. The New Credit Facility contains financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayment of the Notes and those requiring maintenance of minimum net worth, minimum EBITDA (as defined) and minimum interest coverage and limiting leverage. Amounts outstanding under the New Credit Facility will be due on February 20, 2001. At March 31, 1998, the Company had $36 million in borrowings outstanding under the New Credit Facility at interest rates ranging from 8.1% to 8.2%.

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

     The Company believes that its cash flow, together with available borrowings under the New Credit Facility, will be sufficient to permit the Company to meet its operating expenses and to service its debt requirements as they become due in the next twelve months and for the long term, however, there can be no assurance that such results will be achieved. The Company is a party to legal actions and government investigations as described in "Item 3. Legal Proceedings." There can be no assurance that these actions or investigations will not have a disruptive effect upon the operations of the business or that the resolution of these actions or investigations will not have a material adverse effect on the Company's liquidity or financial position. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

     The degree to which the Company is leveraged could have the following consequences: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired; and (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations. In addition, the New Credit Facility and the Indenture contain financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayments of indebtedness and, with respect to the New Credit Facility only, those requiring maintenance of minimum net worth, minimum EBITDA and minimum interest coverage and limiting leverage.

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

     The withdrawn audit opinion included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern due to certain step-down payments required during 1997 under the Company's Senior Credit Facility. As discussed in Note 8 of the Notes to Consolidated Financial Statements, on December 23, 1997, the Company entered into the New Facility, the proceeds of which were used to refinance the Senior Credit Facility, and that increased the Company's borrowing capacity and extended the term into 1999, thereby removing the substantial doubt expressed in the predecessor account-ants' audit opinion. Fiscal years 1995 and 1996 have been re-audited by the Company's current independent accountants.

     The impact of the HDS Restatement and MMS Restatement for the years ended December 31, 1995 and 1996 and as of the years ended December 31, 1994, 1995 and 1996 is presented below:

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders held in May 1998 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders held in May 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Certain Transactions" of the Proxy Statement for the Annual Meeting of Stockholders held in May 1998 and is incorporated herein by reference.

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

     3. Exhibits

      The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
  2.1     --   Amended and Restated Merger Agreement, dated July 28, 1995, among Registrant, RaySub, Inc. and Healthcare Recoveries,
               Inc. (incorporated by reference to Exhibit 2.1 to Current
               Report on Form 8-K filed on September 12, 1995).
  2.2     --   Merger Agreement, dated December 29, 1995, among Registrant,
               CarSub, Inc. and Medical Management Sciences, Inc.
               (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on January 19, 1996).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
  2.3     --   Merger Agreement, dated as of March 12, 1996, by and among
               Registrant, Rapid Systems Solutions, Inc. and RipSub, Inc.
               (incorporated by reference to Exhibit 2.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
               File No. 000-19480 (the "1995 Form 10-K")).
  2.4     --   Merger Agreement, dated as of March 15, 1996, by and among
               Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on
               Form S-4, File No. 333-2506).
  2.5     --   Merger Agreement, dated January 29, 1995, by and among
               Registrant, BullSub, Inc., Automation, Atwork, Atwork
               Australia, Atwork Canada-Corp., Atwork-Europe and Atwork,
               U.K. (incorporated by reference to Exhibit 2.1 to
               Registration Statement on Form S-4, File No. 33-088910).
  2.6     --   Stock Purchase Agreement, dated December 31, 1995, among
               MedQuist Receivables Management Company, MedQuist, Inc. and
               Medaphis Hospital Services Corporation (incorporated by
               reference to Exhibit 2.4 to Current Report on Form 8-K filed on January 19, 1996).
  2.7     --   Merger Agreement, dated October 13, 1995, among Registrant,
               NukSub, Inc. and Consort Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 5, 1995).
  2.8     --   Merger Agreement, dated as of May 23, 1996 among Registrant,
               RAKSub, Inc., and HDS, Inc. (incorporated by reference to
               Exhibit 2.1 to Registration Statement on Form S-4, File No.
               333-04451).
  3.1     --   Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registration Statement on Form S-1, File No. 33-42216).
  3.2     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1993).
  3.3     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to
               Registration Statement on Form 8-A/A, filed on March 28,
               1995).
  3.4     --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to Registration Statement on Form S-8,
               Registration No. 333-03213).
  3.5     --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 3.5 to Quarterly Report on Form 10-Q for the
               quarterly period ended June 30, 1997).
  3.6     --   Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.6 to Quarterly Report on Form 10-Q
               for the quarterly period ended June 30, 1997).
  4.1     --   Indenture by and between Registrant and Trust Company Bank, as Trustee, dated December 30, 1992 (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on January 11, 1993).
  4.2     --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1995 Form 10-K).
  4.3     --   Commitment Letter from DLJ Bridge Finance, Inc. to
               Registrant, dated December 15, 1997, with respect to $210
               million in aggregate principal amount of senior secured
               increasing rate notes (incorporated by reference to Exhibit
               10.1 on Current Report on Form 8-K filed on December 18,
               1997).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
  4.4     --   Note Purchase Agreement, dated December 23, 1997, by and
               among Registrant, certain of its subsidiaries and Med
               Funding, Inc. with respect to up to $210 million in
               aggregate principal amount of Senior Secured Increasing Rate
               Notes (including Form of Note) (incorporated by reference to
               Exhibit 10.1 to Current Report on Form 8-K filed on January
               8, 1998).
  4.5     --   Security Agreement, dated December 23, 1997, by and among
               Registrant, certain of its subsidiaries and Med Funding,
               Inc. (incorporated by reference to Exhibit 10.2 to Current
               Report on Form 8-K filed on January 8, 1998).
  4.6     --   Pledge Agreement, dated December 23, 1997, by and among
               Registrant, certain of its subsidiaries and Med Funding,
               Inc. (incorporated by reference to Exhibit 10.3 to Current
               Report on Form 8-K filed on January 8, 1998).
  4.7     --   Form of Option Agreement relating to Registrant's Stock
               Option Plan (incorporated by reference to Exhibit 4.2 to
               Registration Statement on Form S-1, File No. 33-42216).
  4.8     --   Form of Option Agreement relating to Registrant's Executive
               Performance Plan (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, File No. 33-42216).
  4.9     --   Form of Option Agreement relating to Registrant's Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 4.4 to Registration
               Statement on Form S-3, File No. 33-71552).
  4.10    --   Form of Option Agreement relating to Registrant's Restricted
               Stock Plan (incorporated by reference to Exhibit 4.5 to the
               1995 Form 10-K).
  4.11    --   Form of Option Agreement relating to Registrant's
               Non-Employee Director Stock Option Plan (incorporated by
               reference to Exhibit 4.6 to the 1995 Form 10-K).
  4.12    --   Registration Rights Agreement, dated as of March 17, 1995, by and among Registrant, David Michael Warner and John P.
               Holton (incorporated by reference to Exhibit 4.10 to Annual
               Report on Form 10-K for the year ended December 31, 1994,
               File No. 000-19480 (the "1994 Form 10-K")).
  4.13    --   Form of Common Stock Purchase Warrant issued to Fredrica
               Morf and Ursula Nelson (incorporated by reference to Exhibit
               4.19 to the 1994 Form 10-K).
  4.14    --   Form of Warrant issued to one or more lenders pursuant to
               Registrant's Second Amended and Restated Credit Agreement,
               dated as of February 4, 1997 (incorporated by reference to
               Exhibit 4.1 to Current Report on Form 8-K filed on February
               18, 1997).
  4.15    --   Form of Registration Rights Agreement among Registrant,
               Mahmoud R. Ghavi, Barry G. Wahlig, William L. McCready, and
               Kimberly D. Elkins (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 5, 1995).
  4.16    --   Form of Registration Rights Agreement among Registrant,
               William J. DeZonia, Lori T. Caudill, Carol T. Shumaker,
               Alyson T. Stinson, James F. Thacker, James F. Thacker
               Retained Annuity Trust and Paulanne H. Thacker Retained
               Annuity Trust (incorporated by reference to Exhibit 4.1 to
               Current Report on Form 8-K filed on January 19, 1996).
  4.17    --   Form of Registration Rights Agreement among Registrant,
               Raymond J. Noorda and Steven G. Papermaster (incorporated by reference to Exhibit 4.17 to Registration Statement on Form
               S-4, file No. 33-2506).
  4.18    --   Form of Registration Rights Agreement among Registrant,
               Michael Clark, Andrei Mitran, and Steven Theidke
               (incorporated by reference to Exhibit 4.18 to Registration
               Statement on Form S-4, File No. 33-2506).
  4.19    --   Notice of Redemption for 6.5% Convertible Subordinated
               Debentures Due 2000 (incorporated by reference to Exhibit
               4.21 to the 1995 Form 10-K).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
  4.20    --   Form of Option Agreement relating to Registrant's
               Non-Qualified Stock Option Plan for Non-Executive Employees
               (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996,
               File No. 000-19480 (the "1996 Form 10-K")).
 10.1     --   Amended and Restated Medaphis Corporation Non-Qualified
               Stock Option Plan (incorporated by reference to Exhibit 28.1 to Registration Statement on Form S-8, File No. 33-46847).
 10.2     --   First Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28.1 to Registration Statement on Form S-8, File
               No. 33-64952).
 10.3     --   Second Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 000-19480
               (the "1992 Form 10-K")).
 10.4     --   Third Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the
               quarterly period ended March 31, 1993).
 10.5     --   Fourth Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993).
 10.6     --   Fifth Amendment to the Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K")).
 10.7     --   Sixth Amendment to Medaphis Corporation Amended and Restated
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the
               quarterly period ended March 31, 1994).
 10.8     --   Seventh Amendment to Medaphis Corporation Amended and
               Restated Non-Qualified Stock Option Plan (incorporated by
               reference to Exhibit 99 to Registration Statement on Form
               S-8, File No. 33-95742).
 10.9     --   Eighth Amendment to Medaphis Corporation Amended and
               Restated Non-Qualified Stock Option Plan (incorporated by
               reference to Exhibit 99.1 to Registration Statement on Form
               S-8, File No. 333-07203).
 10.10    --   Ninth Amendment to Medaphis Corporation Amended and Restated
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8, File
               No. 333-07203).
 10.11    --   Tenth Amendment to Medaphis Corporation Amended and Restated
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8, File
               No. 333-7203).
 10.12    --   Eleventh Amendment to Medaphis Corporation Amended and
               Restated Non-Qualified Stock Option Plan (incorporated by
               reference to Exhibit 10.12 on the 1996 Form 10-K).
 10.13    --   Medaphis Corporation Senior Executive Performance
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28.2 to Registration Statement on Form S-8, File
               No. 33-46847).
 10.14    --   First Amendment to Medaphis Corporation Senior Executive
               Performance Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.15    --   Medaphis Corporation Non-Qualified Stock Option Plan for
               Employees of Acquired Companies (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, File
               No. 33-67752).
 10.16    --   First Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99 to Registration
               Statement on Form S-8, File No. 33-71556).
 10.17    --   Second Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99 to Registration
               Statement on Form S-8, File No. 33-88442).
 10.18    --   Third Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 10.14 to the 1995 Form
               10-K).
 10.19    --   Fourth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99.2 to Registration
               Statement on Form S-8, File No. 333-3213).
 10.20    --   Fifth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99.1 to Registration
               Statement on Form S-8, File No. 333-07627).
 10.21    --   Sixth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 10.21 on the 1996 Form
               10-K).
 10.22    --   Medaphis Corporation Non-Employee Director Stock Option
               Plan, dated as of August 12, 1994 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1994).
 10.23    --   Medaphis Corporation Non-Qualified Stock Option Plan for
               Non-Executive Employees (incorporated by reference to
               Exhibit 10.23 on the 1996 Form 10-K).
 10.24    --   First Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.24 on the 1996 Form 10-K).
 10.25    --   Second Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 000-19480
               (the "1997 Form 10-K").
 10.26    --   Third Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.26 to the 1997 Form 10-K).
 10.27    --   Fourth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.27 to the 1997 Form 10-K).
 10.28    --   Fifth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.28 to the 1997 Form 10-K).
 10.29    --   Restricted Stock Plan of the Registrant, dated as of August
               12, 1994 (incorporated by reference to Exhibit 10.2 to
               Registration Statement on Form S-4, File No. 33-88910).
 10.30    --   Form of Medaphis Corporation Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.19 to the 1995 Form
               10-K).
 10.31    --   First Amendment to Medaphis Corporation Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.27 on the 1996 Form 10-K).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.32    --   Second Amendment to Medaphis Corporation Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.32 to the 1997 Form 10-K).
 10.33    --   Third Amendment to Medaphis Corporation Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.33 to the 1997 Form 10-K).
 10.34    --   Retirement Savings Trust (incorporated by reference to
               Exhibit 10.10 to Registration Statement on Form S-1, File
               No. 33-42216).
 10.35    --   Amended and Restated Medaphis Employees' Retirement Savings
               Plan (incorporated by reference to Exhibit 10.29 on the 1996
               Form 10-K).
 10.36    --   First Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.30 on the 1996 Form 10-K).
 10.37    --   Form of Second Amendment to the Amended and Restated
               Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit 10.31 on the 1996 Form 10-K).
 10.38    --   Third Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).
 10.39    --   Fourth Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.39 to the 1997 Form 10-K).
 10.40    --   Loan Agreement, dated October 1, 1983, between Medical
               Management Consultants, Inc. and Development Authority of
               Cobb County (incorporated by reference to Exhibit 10.16 to
               Registration Statement on Form S-1, File No. 33-42216).
 10.41    --   Second Amended and Restated Credit Agreement, dated as of
               February 4, 1997, among the Registrant, the lenders listed therein and the Agent (incorporated by reference to Exhibit
               99.2 to Current Report on Form 8-K filed on February 18,
               1997).
 10.42    --   Waiver and Extension Letter Agreement, dated September 18,
               1997, with respect to the Second Amended and Restated Credit
               Agreement, dated February 4, 1997, among Registrant, the
               lenders signatory thereto and SunTrust Bank, Atlanta, as
               agent (incorporated by reference to Exhibit 10.6 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1997).
 10.43    --   Waiver and Extension Letter Agreement, dated October 24,
               1997, with respect to the Second Amended and Restated Credit
               Agreement, dated February 4, 1997, among Registrant, the
               lenders signatory thereto and SunTrust Bank, Atlanta, as
               agent (incorporated by reference to Exhibit 10.1 to Current
               Report on Form 8-K filed on October 27, 1997).
 10.44    --   Waiver and Extension Letter Agreement, dated October 24,
               1997, with respect to the Participation Agreement, dated
               April 21, 1995, as amended, among Registrant, SunTrust Bank,
               Atlanta, and Creditanstalt Corporate Finance, Inc., and
               SunTrust Bank, Atlanta, as agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on
               October 27, 1997).
 10.45    --   First Modification, dated November 19, 1997, of the Second
               Amended and Restated Credit Agreement, dated February 4,
               1997, among Registrant, the lenders signatory thereto and
               SunTrust Bank, Atlanta, as agent (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1997).
 10.46    --   Certificate of Merger of CompMed, Inc. with and into
               Medaphis Physician Services Corporation dated as of December
               31, 1993 (incorporated by reference to Exhibit 10.30 to the
               1993 Form 10-K).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.47    --   Employment Agreement, dated December 14, 1992, between
               MedCorp Holding, Inc. and Dennis A. Pryor (incorporated by reference to Exhibit 10.26 to the 1992 Form 10-K).
 10.48    --   Amendment No. 1 to the Employment Agreement between Dennis
               A. Pryor and Medaphis Physician Services Corporation
               (formerly MedCorp Holding, Inc., which changed its name to
               CompMed, Inc. and subsequently merged into Medaphis
               Physician Services Corporation (incorporated by reference to
               Exhibit 10.37 to the 1994 Form 10-K).
 10.49    --   Lease Agreement, dated August 1, 1989, between Financial
               Enterprises III (a general partnership consisting of Martin
               L. Brill and Dennis A. Pryor) and Medical Management
               Sciences South, Inc. (incorporated by reference to Exhibit
               10.37 on the 1996 Form 10-K).
 10.50    --   Agreement for Management Services by and among Registrant,
               INTEGRATEC Med-Services, Inc. and Medaphis Hospital Services
               Corporation, dated as of January 13, 1993 (incorporated by reference to Exhibit 10.37 to the 1993 Form 10-K).
 10.51    --   Employment Agreement by and between Registrant and Randolph
               G. Brown, dated March 24, 1995 (incorporated by reference to
               Exhibit 10.46 to the 1994 Form 10-K).
 10.52    --   Master Equipment Lease, dated January 25, 1994, by and
               between Trust Company Bank and Registrant (incorporated by reference to Exhibit 10.63 to the 1994 Form 10-K).
 10.53    --   Lease and Development and Participation Agreement, dated
               April 21, 1995 (incorporated by reference to Exhibit 10.1 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1995).
 10.54    --   Master Equipment Lease Agreement Intended for Security with
               NationsBank Leasing Corporation, dated May 31, 1995
               (incorporated by reference to Exhibit 10.2 to Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1995).
 10.55    --   Amendment No. 1 to the Master Equipment Lease Agreement
               Intended for Security with Nationsbanc Leasing Corporation of North Carolina, dated March 29, 1996 (incorporated by
               reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996).
 10.56    --   Equipment Lease, dated September 29, 1995, by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.70 to
               the 1995 Form 10-K).
 10.57    --   Equipment Lease, dated October 31, 1995 by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.71 to
               the 1995 Form 10-K).
 10.58    --   Equipment Lease, dated January 31, 1996 by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.61 to
               the 1995 Form 10-K).
 10.59    --   Equipment Lease, dated February 29, 1996, by and between
               NationsBank Leasing Corporation of North Carolina and
               Registrant (incorporated by reference to Exhibit 10.62 to
               the 1995 Form 10-K).
 10.60    --   Tivoli Systems, Inc. End User Software License Agreement,
               dated June 30, 1995 (incorporated by reference to exhibit
               10.3 to Quarterly Report on Form 10-Q for the quarterly
               period ended June 30, 1995).
 10.61    --   Medaphis Corporation Re-engineering, Consolidation and
               Business Improvement Cash Incentive Plan, dated February 21,
               1996 (incorporated by reference to Exhibit 10.1 to
               Registration Statement on Form S-4, File No. 333-2506).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.62    --   Employment Agreement by and between Registrant and David E.
               McDowell, dated November 19, 1996 (incorporated by reference to Exhibit 10.49 on the 1996 Form 10-K).
 10.63    --   Employment Agreement by and between Registrant and Daniel S.
               Connors, Jr., dated February 25, 1997 (incorporated by
               reference to Exhibit 10.50 on the 1996 Form 10-K).
 10.64    --   Employment Agreement by and between Registrant and Carl
               James Schaper, dated February 25, 1997 (incorporated by
               reference to Exhibit 10.51 on the 1996 Form 10-K).
 10.65    --   Employment Agreement by and between Registrant and Jerome H.
               Baglien, dated January 3, 1997 (incorporated by reference to
               Exhibit 10.52 on the 1996 Form 10-K).
 10.66    --   Employment Agreement dated July 28, 1997, between Registrant and Randolph L.M. Hutto (incorporated by reference to
               Exhibit 10.10 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1997).
 10.67    --   Employment Agreement dated September 30, 1997, between
               Registrant and Mark P. Colonnese (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1997).
 10.68    --   Employment Agreement dated April 9, 1997, between Registrant and Harvey Herscovitch (incorporated by reference to Exhibit
               10.68 to the 1997 Form 10-K).
 10.69    --   Employment Agreement dated January 25, 1998, between
               Registrant and Allen W. Ritchie (incorporated by reference to Exhibit 10.69 to the 1997 Form 10-K).
 10.70    --   Employment Agreement dated January 27, 1998 between
               Registrant and Kevin P. Castle (incorporated by reference to
               Exhibit 10.70 to the 1997 Form 10-K).
 10.71    --   Limited Partnership Agreement of Bertelsmann-Imonics GmbH &
               Co. KG, dated March 13, 1996 (incorporated by reference to
               Exhibit 10.65 to the 1995 Form 10-K).
 10.72    --   Agreement for Collection Services between AssetCare, Inc.
               and Galen Health Care, Inc., dated March 28, 1996
               (incorporated by reference to Exhibit 10.7 to Quarterly
               Report on Form 10-Q for the quarterly period ended March 31,
               1996).
 10.73    --   Medaphis Deferred Compensation Plan (incorporated by
               reference to Exhibit 99 to Registration Statement on Form
               S-8, Registration No. 33-90874).
 10.74    --   First Amendment to the Medaphis Deferred Compensation Plan
               (incorporated by reference to Exhibit 10.2 to Quarterly
               Report on Form 10-Q for the quarterly period ended September
               30, 1997).
 10.75    --   Second Amendment to the Medaphis Deferred Compensation Plan
               (incorporated by reference to Exhibit 10.3 to Quarterly
               Report on Form 10-Q for the quarterly period ended September
               30, 1997).
 10.76    --   Third Amendment to the Medaphis Corporation Deferred
               Compensation Plan (incorporated by reference to Exhibit
               10.76 to the 1997 Form 10-K).
 10.77    --   Written description of Registrant's Non-Employee Director
               Compensation Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period
               ended September 30, 1997).
 10.78    --   Medaphis Corporation Non-Employee Director Deferred Stock
               Credit Plan (incorporated by reference to Exhibit 10.5 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1997).
 10.79    --   Separation Agreement dated as of May 28, 1997, between
               Registrant and Healthcare Recoveries, Inc. (incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

EXHIBIT
  NO.                                    DOCUMENT
-------                                  --------
 10.80    --   Form of Letter Agreement dated May 30, 1997 between
               Registrant and certain executives (incorporated by reference to Exhibit 10.80 to the 1997 Form 10-K).
 11       --   Statement re: Computation of Per Share Earnings
               (incorporated by reference to Exhibit 11 to the 1997 Form
               10-K).
 16       --   Letter from Deloitte & Touche regarding change in certifying accountant (incorporated by reference to Exhibit 16 to
               Current Report on Form 8-K filed on July 10, 1997).
 21       --   Subsidiaries of Registrant (incorporated by reference to
               Exhibit 21 to the 1997 Form 10-K).
 23.1     --   Consent of Price Waterhouse LLP.
 27       --   Financial Data Schedule (for SEC use only) (incorporated by reference to Exhibit 27 to the 1997 Form 10-K).
 99.1     --   Consolidated Class Action Complaint filed in the United
               States District Court for the Northern District of Georgia,
               Atlanta Division (incorporated by reference to Exhibit 99.1 to the 1995 Form 10-K).
 99.2     --   Consolidated Class Action Complaint filed in the United
               States District Court, Northern District of Georgia, Atlanta
               Division (incorporated by reference to Exhibit 99.2 on the
               1996 Form 10-K).
 99.3     --   Complaint filed in Los Angeles County Superior Court
               (incorporated by reference to Exhibit 99.3 on the 1996 Form
               10-K).
 99.4     --   Class Action Complaint filed in Superior Court of New
               Jersey, Law Division, Essex County (incorporated by
               reference to Exhibit 99.4 on the 1996 Form 10-K).
 99.5     --   Verified Derivative Complaint filed in the United States
               District Court, Northern District of Georgia, Atlanta
               Division (incorporated by reference to Exhibit 99.5 on the
               1996 Form 10-K).
 99.6     --   Text of Press Release of the Registrant, dated May 21, 1997
               (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on May 22, 1997).
 99.7     --   Text of Press Release issued by the Registrant on October
               27, 1997 (incorporated by reference to Exhibit 99.1 to
               Current Report on Form 8-K filed on October 27, 1997).
 99.8     --   Letter from Deloitte & Touche LLP, dated November 20, 1997, advising the Registrant as to the withdrawal of certain
               reports of Deloitte & Touche with respect to certain
               financial statements of the Registrant (incorporated by
               reference to Exhibit 99.1 to Current Report on Form 8-K
               filed on December 4, 1997).
 99.9     --   Text of Press Release issued by the Registrant on November
               19, 1997 (incorporated by reference to Exhibit 99.2 to
               Current Report on Form 8-K filed on December 4, 1997).
 99.10    --   Text of Press Release issued by the Registrant on December
               15, 1997 (incorporated by reference to Exhibit 99.1 to
               Current Report on Form 8-K filed on December 18, 1997).
 99.11    --   Financial Statements of the Registrant as of and for the
               years ended December 31, 1995 and 1996 and as of and for the nine month period ended September 30, 1997 audited by Price
               Waterhouse LLP (incorporated by reference to Exhibit 99.1 to
               Current Report on Form 8-K filed on January 8, 1998).
 99.12    --   Text of Press Release issued by the Registrant on December
               24, 1997 (incorporated by reference to Exhibit 99.2 to
               Current Report on Form 8-K filed on January 8, 1998).
 99.13    --   Safe Harbor Compliance Statement for Forward-Looking
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

                                          Medaphis Corporation
                                            (Registrant)

Date: June 22, 1998                            By: /s/ DAVID E. MCDOWELL
                                               --------------------------------------------------------
                                                   David E. McDowell
                                                   Chairman, Chief Executive
                                                   Officer and Director

Date: June 22, 1998                            By: /s/ MARK P. COLONNESE
                                               --------------------------------------------------------
                                                   Mark P. Colonnese
                                                   Senior Vice President and Chief
                                                   Financial Officer (Principal Accounting Officer)

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             COMMON               PREFERRED                              TREASURY       TOTAL
                                    COMMON   STOCK    PREFERRED     STOCK     PAID-IN     ACCUMULATED     STOCK     STOCKHOLDERS'
                                    SHARES   AMOUNT    SHARES      AMOUNT     CAPITAL       DEFICIT       AMOUNT       EQUITY
                                    ------   ------   ---------   ---------   --------   -------------   --------   -------------
BALANCE AT DECEMBER 31, 1994, AS
  RESTATED........................  5,990     $460      22,191      $ 225     $251,378     $ (16,059)    $    --      $ 236,004
Issuance of common stock..........  4,244       42          --         --      121,580            --          --        121,622
Issuance of common stock in
  acquisitions....................  4,020       40          --         --      148,419            --          --        148,459
Exercise of stock options
  (including tax benefit of
  $7,901).........................    557        6          --         --       12,516            --          --         12,522
Issuance and conversion of
  preferred stock at acquired
  companies.......................  3,344       33      (2,737)       157       37,398            --          --         37,588
Pre-merger dividends to former
  owners..........................     --       --          --         --           --        (1,818)         --         (1,818)
Net loss..........................     --       --          --         --           --        (2,650)         --         (2,650)
Other.............................    762        8          --         --        3,096          (757)         --          2,347
                                    -----     ----     -------      -----     --------     ---------     -------      ---------
BALANCE AT DECEMBER 31, 1995, AS
  RESTATED........................  8,917      589      19,454        382      574,387       (21,284)         --        554,074
Changes in HDS's stockholders'
  equity in the three months ended
  March 31, 1996 (see Note 3).....     --       --          --         --           --          (382)         --           (382)
Exercise of stock options
  (including tax benefit of
  $21,012)........................  1,536       15          --         --       31,348            --         845         32,208
Repurchase of stock and
  warrants........................    (58)      --          --         --       (4,577)           --      (1,014)        (5,591)
Conversion of preferred stock at
  acquired companies..............  6,528       65     (19,454)      (382)         317            --          --             --
Conversion of subordinated
  debentures......................  4,527       45          --         --       62,305            --          --         62,350
Net loss..........................     --       --          --         --                   (137,337)         --       (137,337)
Other.............................    255        3          --         --        2,893           307          --          3,203
                                    -----     ----     -------      -----     --------     ---------     -------      ---------
BALANCE AT DECEMBER 31, 1996, AS
  RESTATED........................  1,705      717          --         --      666,673      (158,696)       (169)       508,525
Issuance of common stock..........    205        2          --         --        1,214            --          --          1,216
Exercise of stock options
  (including tax benefit of
  $2,762).........................  1,303       13          --         --        8,594            --         259          8,866
Net loss..........................     --       --          --         --           --       (19,303)         --        (19,303)
Other.............................     (9)      --          --         --        2,517            50         (90)         2,477
                                    -----     ----     -------      -----     --------     ---------     -------      ---------
BALANCE AT DECEMBER 31, 1997......  3,204     $732          --      $  --     $678,998     $(177,949)    $    --      $ 501,781
                                    =====     ====     =======      =====     ========     =========     =======      =========

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

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     Goodwill and Client Lists. Goodwill represents the excess of the cost of the businesses acquired over the fair value of net identifiable assets at the date of the acquisition and is amortized using the straight line method. The Company generally amortizes goodwill over a period of 40 years as management believes that these assets have an indeterminate life. Management believes that Medaphis' value is in the differentiated service business it operates, which outlasts the individual clients that make it up, and that the current base of business, which has made Medaphis a leader in healthcare business management services, provides the foundation for continued growth. Management continually monitors events and circumstances both within the Company and within the industry which could warrant revisions to the Company's estimated useful life of goodwill. If the Company ever determines that a reduction in the amortization period is necessary, it could have a material impact on the Company's results of operations. Client lists are amortized using the straight line method over their estimated period of benefit, generally 7 to 20 years.

     The Company monitors events and changes in circumstances that could indicate carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through undiscounted expected future cash flows. Should the Company determine that the carrying values of specific intangible assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values. The Company determines fair value based on discounted expected future cash flows during the period of benefit. No impairment losses related to goodwill or client lists have been recorded during the three year period ended December 31, 1997, except for those discussed in Note 4 related to the Imonics Shutdown.

     During 1996 and 1997, management of the Company believed there were events and changes in circumstances that warranted a re-assessment as to whether the carrying amount of the intangible assets (approximately $434 million at December 31, 1997) for the Company's Physician Services segment was still recoverable. These events included: (i) operating losses reported for two consecutive years,
(ii) significant restructuring charges within the Physician Services segment and
(iii) absence of revenue growth within the Physician Services segment. Therefore, in accordance with applicable accounting rules, management prepared a 40 year undiscounted cash flow analysis to determine if these intangible assets were still recoverable. Management prepared the analysis with assumptions that reflected its current outlook on the business. In all instances, management believes the assumptions inherent in the analysis were reasonable and supportable. Such analysis indicated that no impairment of these intangible assets had occurred. However, the Company recognizes that modest adjustments to the assumptions could have a material impact on the analysis and related conclusions. If the projected undiscounted cash flows used in the Company's recoverability analysis decreased to one dollar below the carrying value of the intangible assets, the Company would be required to record a non-cash impairment charge that may exceed $300 million to reduce the Physician Services segment's intangible assets to their fair value, as determined by discounting the future cash flows of this segment. Management still believes the current intangible asset balance is recoverable.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     PRO FORMA PROVISION FOR INCOME TAXES. In 1995 and 1996, the Company acquired the Automation Atwork Companies ("Atwork"), Rapid Systems Solutions, Inc. ("Rapid Systems") and BSG Corporation ("BSG") in merger transactions accounted for as poolings-of-interests. Prior to the mergers, Atwork, Rapid Systems and a company acquired by BSG prior to the merger between BSG and the Company (the "BSG Merger") had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma provision (benefit) for income taxes, taken together with reported income tax expense (benefit), presents the combined pro forma tax expense (benefit) of such entities as if they had been "C" corporations during the periods presented.

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

2.  RESTATEMENTS OF THE CONSOLIDATED FINANCIAL STATEMENTS

     During the third quarter of 1997, in connection with a refinancing effort, management evaluated certain revenue recognition practices at Health Data Sciences Corporation ("HDS"), which was acquired in a merger transaction in June 1996 and accounted for as a pooling-of-interests. These practices related principally to revenue recognized in fiscal years 1995 and 1996. As a result of this evaluation, management determined that the revenue was improperly recognized because certain license fees were not fixed and determinable due to significant contingencies within the license agreements and, accordingly, restated the Company's financial statements for the years ended December 31, 1995, 1996 and interim periods of 1997 and retained earnings (accumulated deficit) as of December 31, 1994 (the "HDS Restatement").

     Subsequent to the restatement related to HDS, as part of its continued due diligence efforts related to the refinancing, management completed its analysis of the accounting for the December 1995 acquisition of Medical Management Sciences, Inc. ("MMS") which was originally accounted for as a pooling-of-interests. Management determined the acquisition of MMS should have been accounted for as a purchase because the Company did not purchase a real estate holding company that was under common control of the primary shareholders of MMS and accordingly, restated the Company's financial statements for the years ended December 31, 1995, 1996 and interim periods of 1997 (the "MMS Restatement").

     As a result of the HDS Restatement, the predecessor accountants withdrew their audit opinion dated March 31, 1997 covering 1994, 1995 and 1996. The audit opinion issued by the predecessor accountants, dated March 31, 1997, included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern due to certain step-down payments required during 1997 under the Company's Senior Credit Facility. As discussed in Note 8, on December 23, 1997, the Company entered into a credit facility, the proceeds of which were used to refinance the Senior Credit Facility, and that increased the Company's borrowing capacity and extended the term into 1999, thereby removing the substantial doubt expressed in the predecessor accountants' audit opinion. Fiscal years 1995 and 1996 have been re-audited by the Company's current independent accountants.

     The impact of the HDS Restatement and MMS Restatement is presented below:

                                                              AS PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                              -------------    -----------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
AS OF DECEMBER 31, 1994
  Retained earnings (accumulated deficit)...................    $   4,838       $ (16,059)
  Total stockholders' equity................................    $ 257,097       $ 236,004
FOR THE YEAR ENDED DECEMBER 31, 1995
  Revenue...................................................    $ 559,877       $ 538,012
  Pro forma net loss........................................       (8,504)         (4,780)
  Pro forma basic net loss per share........................    $   (0.15)      $   (0.09)

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              AS PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                              -------------    -----------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
AS OF DECEMBER 31, 1995
  Accumulated deficit.......................................    $  (6,052)      $ (21,284)
  Total stockholders' equity................................    $ 421,306       $ 554,074
FOR THE YEAR ENDED DECEMBER 31, 1996
  Revenue...................................................    $ 608,313       $ 596,714
  Pro forma net loss........................................     (123,642)       (136,358)
  Pro forma basic net loss per share........................    $   (1.74)      $   (1.91)
AS OF DECEMBER 31, 1996
  Current assets............................................    $ 269,385       $ 255,239
  Intangible assets.........................................      389,033         539,151
  Total assets..............................................      815,624         936,854
  Current liabilities.......................................      193,752         198,747
  Total liabilities.........................................      423,334         428,329
  Total stockholders' equity................................    $ 392,290       $ 508,525

3.  BUSINESS COMBINATIONS AND DIVESTITURES

     From January 1, 1995 through December 31, 1996, the Company acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses which were accounted for using the purchase method of accounting:

COMPANY ACQUIRED                                          CONSIDERATION   ACQUISITION DATE
----------------                                          -------------   ----------------
                                                                   (IN THOUSANDS)
Sage Communication, Inc. ("Sage").......................           *      October 1996
The Medico Group, Ltd...................................           *      April 1996
Medical Management Computer Sciences, Inc...............           *      February 1996
CBT Financial Services, Inc.............................           *      February 1996
The Receivables Management Division of MedQuist, Inc....    $ 17,300      December 1995
MMS.....................................................     148,000      December 1995
The Halley Exchange, Inc. ("Halley")....................           *      December 1995
Billing and Professional Services, Inc..................           *      October 1995
Medical Office Consultants, Inc.........................           *      May 1995
Computers Diversified, Inc..............................      15,500      April 1995
Medical Management, Inc.................................       8,000      March 1995
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

     With respect to each of the material acquisitions above, the fair value of the net tangible assets acquired was not significant; as a result, substantially all of the aggregate purchase price was allocated to goodwill and other intangibles as follows: goodwill -- $169.0 million and client lists -- $28.8 million. The remainder of the purchase price was allocated among various net tangible assets.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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
Intelligent Visual Computing, Inc. ("IVC")..................          *   February 1996
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

     Prior to its merger with the Company, HDS reported on a fiscal period ending March 31. HDS's financial position and operating results as of and for the year ended March 31, 1996 were combined with the Company's financial position and operating results as of and for the years ended December 31, 1995. Accordingly, HDS's operating results for the three months ended March 31, 1996 were duplicated in each of the years ended December 31, 1995 and 1996. HDS's revenue and net income for that three-month period were $3,758,000 and $382,000, respectively. The beginning cash and cash equivalents balance in the accompanying 1996 consolidated statement of cash flows does not equal the December 31, 1995 cash and cash equivalents balance as a result of the combination of HDS's financial position as of March 31, 1996 with the financial position of the Company as of December 31, 1995.

     A summary of revenue and net income (loss) for each of the three significant pooling-of-interests transactions consummated in 1996 for the year ended December 31, 1995 is as follows:

                                                                        PRO FORMA
                                                                        NET INCOME
COMPANY                                                       REVENUE     (LOSS)
-------                                                       -------   ----------
                                                                 (IN THOUSANDS)
  Rapid Systems.............................................  $14,722    $   972
  BSG.......................................................   69,663     (1,045)
  HDS, as restated..........................................   10,449     (4,294)

     A summary of revenue and pro forma net income (loss) for each of the three significant pooling-of-interests transactions consummated after the first quarter of 1996 for interim year-to-date periods preceding the dates of consummation are as follows:

                                               INTERIM PERIOD                 PRO FORMA
                                                 PRECEDING                   NET INCOME
COMPANY                                         CONSUMMATION    REVENUE        (LOSS)
-------                                        --------------   -------   -----------------
                                                                      (IN THOUSANDS)
Rapid Systems................................  March 31, 1996   $ 5,248        $ (498)
BSG..........................................  March 31, 1996    19,539         2,497
HDS..........................................  March 31, 1996     3,758           382

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
                                                           =======   ========   =======

     Restructuring Charges. In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). There were two components of the Reengineering Project: (i) workflow, process and operational improvements along with new technology development, and (ii) office consolidation within its wholly owned operating subsidiary, Medaphis Physician Services Corporation ("MPSC") (the "MPSC Restructuring Plan"). The Company had recorded a restructuring reserve for the exit costs associated with the MPSC Restructuring Plan in 1995 of $6.7 million for the costs associated with the termination of certain leases, $5.5 million for the costs associated with discontinued client contracts and $2.8 million for other exit activities. In August 1996, the Company revised the MPSC Restructuring Plan and increased its lease termination costs by $2.0 million and reduced other reserves by $3.8 million. During the first half of 1996, the Company incurred $5.2 million of costs that were related to the Reengineering Project, which had not previously been reserved. In 1997, the Company reevaluated the adequacy of the reserves established for the MPSC Restructuring Plan and recorded an additional charge of $1.7 million for lease termination costs.

     During 1996, the Company adopted a plan to consolidate its system integration businesses, BSG, Rapid Systems and Imonics Corporation ("Imonics") (the "BSG Group Restructuring"). In December 1996, the Company adopted a plan to shut down Imonics (the "Imonics Shutdown"). In connection with the BSG Group Restructuring and the Imonics Shutdown, Medaphis recorded charges of $3.0 million for the costs associated with the termination of certain leases and $6.5 million for severance costs for approximately 200 Imonics employees who had been notified of their termination and $1.2 million for other exit activities.

     In August 1997, the Company adopted a plan to combine the operations of its technology companies, under the Per-Se name (the "Per-Se Restructuring"). In connection with the Per-Se Restructuring, the Company recorded charges of $2.7 million for the costs associated with the termination of certain leases and $2.3 million for severance costs related to approximately 100 employees who had been notified of their termination.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Property and Equipment Impairment. In connection with the MPSC Restructuring Plan in 1995 and the abandonment of the Reengineering Project and the Imonics Shutdown in 1996, the Company assessed the recoverability of certain of its long lived assets and recorded impairment losses of approximately $5.0 million and $35.6 million in 1995 and 1996, respectively.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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
                                                              ========    ========

     At December 31, 1996, the Company had a $250 million revolving credit agreement (the "Senior Credit Facility") which was composed of a $240 million revolving credit line and a $10 million cash management line. The Company had the option of making "LIBOR" based loans or "base rate" loans under the Senior

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Credit Facility. LIBOR based loans bore interest at LIBOR for the then current interest period plus amounts varying from 1.25% to 1.75% based on the Company's financial performance. Base rate loans bore interest equal to prime. At December 31, 1996, the Company had LIBOR based loans outstanding at interest rates ranging from 6.78% to 6.90%. The Senior Credit Facility contained, among other things, financial covenants which required the Company to maintain certain financial ratios. The Company was in compliance with all covenants as of December 31, 1996.

     On February 4, 1997, the Company entered into the Second Amended Facility, which replaced the Company's previous revolving credit agreement, increased the revolving line of credit from $250 million to $285 million and had a maturity date of June 30, 1998. The Second Amended Facility also required mandatory loan commitment reductions to $200 million and $150 million on July 31, 1997 and January 31, 1998, respectively. On May 28, 1997, the Company divested HRI through an initial public offering of 100% of its stock. This sale generated approximately $126.4 million of net proceeds, of which $117.0 million was used to reduce the Company's borrowings under the Second Amended Facility and it also reduced the loan commitment under the Second Amended Facility to $168 million, which met the required reduction for July 31, 1997.

     On December 23, 1997, Medaphis entered into a $210 million loan facility (the "New Facility") with an affiliate of Donaldson, Lufkin & Jenrette. The proceeds of the New Facility were used to repay the Second Amended Facility. Borrowings under the New Facility initially bear interest at Prime plus 250 basis points with rates increasing 100 basis points at June 23, 1998 and 50 basis points each quarter thereafter through the loan's maturity on April 1, 1999. At December 31, 1997, the New Facility bore interest at 11.0%. The New Facility contains certain quarterly financial covenants related to the Company's performance, is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by substantially all of the Company's subsidiaries. The New Facility also contains, among other things, (i) the incurrence of additional indebtedness and other obligations and the granting of additional liens; (ii) mergers, acquisitions, investments and acquisitions and dispositions of assets; (iii) the incurrence of capitalized lease obligations;
(iv) dividends and other equity payments in respect of the Company's voting common stock ("Common Stock"); (v) prepayments or repurchase of other indebtedness and amendments to certain agreements governing indebtedness; (vi) engaging in transactions with affiliates and formation of subsidiaries; and
(vii) changes of lines of business. The facility is callable, in whole or in part, at the option of Medaphis, at any time. The notes evidencing the New Facility were placed privately and have no registration rights. Loan costs for the New Facility totaled approximately $8.1 million. The Company was in compliance with all covenants as of December 31, 1997.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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
                                                              --------
                                                              $200,941
                                                              ========

9.  LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases which expire at various dates through 2008. Rent expense was $22.4 million, $25.6 million and $25.1 million for the years ended December 31, 1995, 1996 and 1997, respectively.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The parties entered into a Stipulation and Agreement of Settlement dated December 15, 1997 (the "Stipulation") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (to be paid by the Company's directors' and officers' liability insurance carriers), 3,955,556 shares of Medaphis Common Stock and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period which were valued at $22.3 million using an option pricing model. The Stipulation also includes, among other things: (i) a complete release of claims against the Company, the individual defendants and certain related persons and entities; and (ii) certain anti-dilution rights in favor of plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle existing civil litigation and claims pending or asserted against the Company, subject to a 5 million share basket below which there will be no dilution adjustments. The Stipulation also contains other conditions

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement and the final approval of the settlement by the court. On December 15, 1997, the court granted preliminary approval to the settlement and conditionally certified the classes for settlement purposes only. The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 for this settlement. Such amount has been reflected as a non-current liability as the Company does not anticipate satisfying the obligation with current assets.

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

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs seek compensatory and punitive damages, as well as fees, interest and other costs. On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the 1933 Act and common law and new parties, including former officers of Medaphis, Medaphis' former outside auditors and BSG. On or about October 29, 1997, all defendants filed motions to dismiss the amended complaint.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that it was conducting a formal, non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ended September 30, 1996 and its restated consolidated financial statements for the three months and year ended December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996 and June 30, 1996. In addition, the Company believes that the Commission is investigating the Company's restatement of its interim financial statements for each quarter of 1996. The Company intends to cooperate fully with the Commission in its investigation.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Prior to the BSG Merger, BSG had two classes of preferred stock outstanding. Dividends were noncumulative and payable at 8% per year at the discretion of BSG's Board of Directors. The preferred shares were convertible, at the option of the holder on a one-to-one basis into common shares of BSG, and the preferred shareholders had the right to vote on an as converted basis. In connection with the BSG Merger on May 6, 1996, all preferred shares were converted into common shares of BSG which were subsequently exchanged for Common Stock of the Company.

     Prior to the Company's merger with HDS, HDS had three classes of preferred stock outstanding. The preferred stock carried no guaranteed dividend features and had no mandatory redemption features. The preferred shares were convertible, at the option of the holder on a one-to-one basis into common shares of HDS. In connection with HDS's merger with the Company on June 29, 1996, all preferred shares were converted into common shares of HDS which were subsequently exchanged for Common Stock of the Company.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company also has a Non-Employee Director Stock Option Plan (the "Director Plan") for non-employees who serve on the Company's Board of Directors. The plan was approved by the Company's stockholders at the annual stockholders' meeting in 1995. The Director Plan provides for an initial grant of 10,000 options at a strike price corresponding to the date on which the non-employee director is elected or appointed to the Board of Directors. Additionally, each non-employee director receives an annual grant of 2,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan vest over a five-year period and expire 11 years from the date of grant.

     The Company has a Senior Executive Non-Qualified Stock Option Plan which permits certain of the Company's former executive officers to purchase up to an aggregate of 550,746 shares of the Company's Common Stock at $2 per share. All remaining options available for grant under this plan have been granted, expire January 16, 2001 and are currently exercisable.

     Activity related to all stock option plans is summarized as follows:

                                    1995                        1996                         1997
                          -------------------------   -------------------------   --------------------------
                          SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE   SHARES    WEIGHTED-AVERAGE
                          (000)     EXERCISE PRICE    (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                          ------   ----------------   ------   ----------------   -------   ----------------
Options outstanding as
  of January 1..........  6,446         $ 8.38         9,559        $12.27         11,214        $8.86
Granted.................  4,109          17.66         7,023         11.55          9,403         6.21
Exercised...............   (557)          7.79        (1,536)         7.95         (1,303)        4.76
Canceled................   (439)         11.24        (3,832)        22.66        (10,135)        9.51
                          -----                       ------                      -------
Options outstanding as
  of December 31........  9,559         $12.27        11,214        $ 8.86          9,179        $6.02
                          =====                       ======                      =======
Options exercisable as
  of December 31........  2,613         $ 7.18         3,100        $ 7.53          2,903        $5.56
Weighted-average fair
  value of options
  granted during the
  year..................  $8.78                       $ 6.38                      $  3.05

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          ---------------------------------------------   ---------------------------------
                              NUMBER        WEIGHTED-                         NUMBER
                          OUTSTANDING AT     AVERAGE                      EXERCISABLE AT
                           DECEMBER 31,     REMAINING      WEIGHTED-       DECEMBER 31,
                               1997        CONTRACTUAL      AVERAGE            1997        WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES      (000)           LIFE       EXERCISE PRICE       (000)         EXERCISE PRICE
------------------------  --------------   -----------   --------------   --------------   ----------------
$0.10 to $2.00.........         569           4.69           $ 1.09             512             $ 1.15
$2.61 to $4.35.........         822           7.18             3.88             541               3.94
$5.37 to $7.50.........       6,380           9.30             5.55           1,300               5.47
$7.75 to $9.88.........         920           7.81             9.07             415               9.11
$10.00 to $52.01.......         488           8.63            15.66             135              18.67
                              -----                                           -----
$0.10 to $52.01........       9,179           8.64             6.02           2,903               5.56
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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In 1996, the disinterested members of the Company's Board of Directors approved the Medaphis Corporation Reengineering, Consolidation and Business Improvement Cash Incentive Plan (the "Reengineering Incentive Plan") and the Company granted 155,749 units pursuant to the provisions of the plan to certain key employees of the Company. The Reengineering Incentive Plan provides for the payment of cash bonuses to participants if certain performance goals related to the Company's reengineering and consolidation project are achieved and certain general business improvement milestones are satisfied. Awards under the plan are based on units awarded to each participant. If the performance goals specified in the Reengineering Incentive Plan are achieved and the awards vest, the value of each unit will equal the average price of the Company's Common Stock during the ten trading days immediately preceding such vesting date. At the point it becomes probable that the performance goals and milestones will be met, the Company will begin to accrue for the full amount of these bonuses. All awards made under the Reengineering Incentive Plan, to the extent they remain unvested, terminate on December 31, 1997. Due to the Company's decision to abandon the reengineering program, certain of the performance goals and milestones were not met prior to December 31, 1997, therefore all grants pursuant to the Reengineering Incentive Plan have terminated.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation between the amount determined by applying the federal statutory rate to loss before income taxes and income tax expense (benefit) is as follows:

                                                       1995        1996        1997
                                                      -------    --------    --------
                                                              (IN THOUSANDS)
Income tax benefit at federal statutory rate........  $  (553)   $(73,999)   $(38,501)
State taxes, net of federal benefit.................      363      (7,347)     (5,280)
Nondeductible goodwill amortization.................    1,298       2,666       3,241
Nondeductible deal costs of business combinations...    3,186       3,529         (38)
Nondeductible litigation settlement.................       --          --      13,097
Valuation allowance.................................      441        (189)      8,126
Foreign.............................................       --         146         541
Other...............................................   (1,028)        126       2,041
                                                      -------    --------    --------
                                                      $ 3,707    $(75,068)   $(16,773)
                                                      =======    ========    ========

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes as of December 31, 1996 and 1997 are as follows:

                                                                  1996        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Current:
  Net operating loss carryforwards..........................    $ 44,249    $     --
  Accounts receivable, unbilled.............................     (32,851)    (37,537)
  Acquisition accruals......................................     (10,259)    (11,680)
  Accrued expenses..........................................      34,268      50,990
  Other deferred tax liabilities............................         770      (4,165)
                                                                --------    --------
                                                                $ 36,177    $ (2,392)
                                                                ========    ========

Noncurrent:
  Net operating loss carryforwards..........................    $ 78,175    $104,268
  Valuation allowance.......................................     (18,334)    (26,460)
  Depreciation and amortization.............................     (12,226)    (14,848)
  Other deferred tax liabilities............................      (4,571)     (2,103)
                                                                --------    --------
                                                                $ 43,044    $ 60,857
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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The valuation allowance relates primarily to the uncertainty of the realizability of NOLs assumed in certain business combinations. The increase in the valuation allowance during 1997 is due to the Company providing a full valuation allowance on these acquired NOLs.

14.  EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans, a percentage of which are matched by the Company. The Company's contribution expense was $3.3 million, $3.5 million and $4.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

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

     In May 1996, the Company's stockholders approved the adoption of the Company's Employee Stock Purchase Plan ("ESPP") in which eligible employees of the Company can purchase shares of Common Stock at a price equal to the lessor of 85% of the fair market value of the Common Stock on the first date of the purchase period or the last date of the purchase period. The maximum number of shares authorized by this plan is 300,000 of which 157,121 shares are remaining after the first purchase on July 1, 1997. The ESPP requires stockholder approval to increase the number of shares authorized under the plan.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996(1)
Revenue...........................................  $162,249   $160,768     $132,121      $ 141,576
Pro forma net income (loss).......................     9,424     (9,931)     (33,384)      (102,467)
Pro forma basic net income (loss) per common
  share...........................................  $   0.15   $  (0.14)    $  (0.47)     $   (1.43)
  Weighted average shares outstanding.............    63,906     71,167       71,665         71,695
1997(2)(3)
Revenue...........................................  $147,546   $150,967     $124,649      $ 149,463
Net loss before extraordinary item and cumulative
  effect of accounting change.....................    (3,064)    (1,260)     (81,209)        (7,696)
Extraordinary item................................        --     76,391           --             --
Cumulative effect of accounting change............        --         --           --         (2,465)
Net loss per common share before extraordinary
  item and cumulative effect of accounting
  change..........................................     (0.04)     (0.02)       (1.11)         (0.11)
Extraordinary item per common share...............        --       1.06           --             --
Cumulative effect of accounting change per common
  share...........................................        --         --           --          (0.03)
Basic net loss per common share...................  $  (0.04)  $   1.04     $  (1.11)     $   (0.14)
  Weighted average shares outstanding.............    72,235     72,443       72,942         73,171

---------------

(1) The quarterly periods ended June 30, 1996, September 30, 1996 and December 31, 1996 included the impact of $16.9 million, $24.4 million and $138.6 million, respectively, of restructuring and other charges. See Note 4 for an explanation of these charges.
(2) The quarterly periods ended June 30, 1997, September 30, 1997 and December 31, 1997 included the impact of $2.8 million, $13.8 million and $6.0 million, respectively, of restructuring and other charges. See Note 4 for a detailed explanation of these charges.
(3) The quarterly period ended September 30, 1997 also included the impact of a $52.5 million charge for a litigation settlement (see Note 10).

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