Form 10-Q
period 1998-06-30
MEDAPHIS CORP
filed 1998-08-14
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              SHARES OUTSTANDING
                       TITLE OF CLASS                         AT AUGUST 7, 1998
                       --------------                         ------------------
Common Stock $0.01 Par Value................................   78,634,836 Shares
Non-voting Common Stock $0.01 Par Value.....................            0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MEDAPHIS CORPORATION

                                   FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1998

                                                              PAGE
                                                              ----
Part I:  FINANCIAL INFORMATION
  Item 1.  Financial Statements.............................     1
  Consolidated Balance Sheets as of June 30, 1998 and
     December 31, 1997......................................     1
  Consolidated Statements of Operations for the three and
     six months ended June 30, 1998 and 1997................     2
  Consolidated Statements of Cash Flows for the six months
     ended June 30, 1998 and 1997...........................     3
  Notes to Consolidated Financial Statements................     4
  Item 2:  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    15

Part II:  OTHER INFORMATION
  Item 1:  Legal Proceedings................................    23
  Item 4:  Submission of Matters to a Vote of Security
     Holders................................................    29
  Item 5:  Other Information................................    29
  Item 6:  Exhibits and Reports on Form 8-K.................    29
  Index to Exhibits.........................................    33

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
                                        ASSETS
Current Assets:
  Cash......................................................  $   3,302    $  17,794
  Restricted cash...........................................      7,939        5,576
  Accounts receivable, billed...............................    104,084      100,813
  Accounts receivable, unbilled.............................     76,013       75,888
  Other.....................................................     12,714       12,365
                                                              ---------    ---------
          Total current assets..............................    204,052      212,436
Property and equipment......................................     75,728       72,763
Deferred income taxes.......................................     67,936       60,857
Intangible assets...........................................    499,724      515,939
Other.......................................................     13,878       12,032
                                                              ---------    ---------
                                                              $ 861,318    $ 874,027
                                                              =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  10,954    $  12,256
  Accrued compensation......................................     27,278       36,506
  Accrued expenses..........................................     50,820       56,295
  Current portion of long-term debt.........................      1,532       11,490
  Deferred income taxes.....................................      2,392        2,392
                                                              ---------    ---------
          Total current liabilities.........................     92,976      118,939
Long-term debt..............................................    222,146      189,451
Accrued litigation settlements..............................     21,875       52,500
Other obligations...........................................      4,473       11,356
                                                              ---------    ---------
          Total liabilities.................................    341,470      372,246
                                                              ---------    ---------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized in 1998
     and 1997; none issued..................................         --           --
  Common stock, voting, $0.01 par value, 200,000 authorized
     in 1998 and 1997; issued and outstanding 78,425 in 1998
     and 73,204 in 1997.....................................        784          732
  Common stock, non voting, $0.01 par value, 600 authorized
     in 1998 and 1997; none issued..........................         --           --
  Paid-in capital...........................................    737,517      678,998
  Accumulated deficit.......................................   (218,453)    (177,949)
                                                              ---------    ---------
          Total stockholders' equity........................    519,848      501,781
                                                              ---------    ---------
                                                              $ 861,318    $ 874,027
                                                              =========    =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1998       1997       1998       1997
                                                        --------   --------   --------   --------
Revenue...............................................  $136,356   $150,967   $276,696   $298,513
                                                        --------   --------   --------   --------
Salaries and wages....................................    87,124     92,386    175,322    185,964
Other operating expenses..............................    35,808     37,781     75,147     78,023
Depreciation..........................................     7,694      7,050     15,998     14,035
Amortization..........................................     6,154      6,089     12,272     12,203
Interest expense, net.................................     5,844      6,056     12,219     12,171
Litigation settlements................................    21,875         --     21,875         --
Restructuring and other charges.......................     1,673      2,824      2,234      2,824
                                                        --------   --------   --------   --------
          Total expenses..............................   166,172    152,186    315,067    305,220
                                                        --------   --------   --------   --------
Loss before income taxes and extraordinary items......   (29,816)    (1,219)   (38,371)    (6,707)
Income taxes..........................................        --         41     (3,405)    (2,383)
                                                        --------   --------   --------   --------
Loss before extraordinary items.......................   (29,816)    (1,260)   (34,966)    (4,324)
Extraordinary items, net of tax.......................        --     76,391     (5,557)    76,391
                                                        --------   --------   --------   --------
          Net income (loss)...........................  $(29,816)  $ 75,131   $(40,523)  $ 72,067
                                                        ========   ========   ========   ========
Basic and diluted net income (loss) per common share:
  Loss before extraordinary items.....................  $  (0.39)  $  (0.02)  $  (0.46)  $  (0.06)
  Extraordinary items, net of tax.....................        --       1.02      (0.08)      1.02
                                                        --------   --------   --------   --------
  Net income (loss)...................................  $  (0.39)  $   1.00   $  (0.54)  $   0.96
                                                        ========   ========   ========   ========
Weighted average shares outstanding...................    77,136     75,149     75,318     74,983
                                                        ========   ========   ========   ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (40,523)  $  72,067
Adjustments to reconcile net income (loss) to net cash used
  for operating activities:
  Depreciation and amortization.............................     28,270      26,238
  Gain on sale of HRI, net of tax...........................         --     (76,391)
  Early extinguishment of debt..............................      9,231          --
  Deferred income taxes.....................................     (7,079)     (1,516)
  Changes in assets and liabilities, excluding effects of
    acquisitions:
    Restricted cash.........................................        (11)    (10,449)
    Accounts receivable, billed.............................     (3,272)     (3,148)
    Accounts receivable, unbilled...........................       (125)        418
    Accounts payable........................................     (1,302)        828
    Accrued compensation....................................     (9,133)      1,602
    Accrued expenses........................................     (7,259)    (13,016)
    Accrued litigation settlements..........................     21,875          --
    Other, net..............................................        (77)     (2,234)
                                                              ---------   ---------
         Net cash used for operating activities.............     (9,405)     (5,601)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (19,683)     (7,692)
Software development costs..................................     (2,853)     (2,877)
Proceeds from sale of HRI, net..............................         --     126,375
Other.......................................................        (10)     (2,124)
                                                              ---------   ---------
         Net cash (used for) provided by investing
          activities........................................    (22,546)    113,682
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................        756        (128)
Proceeds from the exercise of employee stock options........      5,068       3,779
Proceeds from borrowings....................................    294,310      42,492
Principal payments of long-term debt........................   (270,707)   (154,889)
Deferred financing costs....................................    (11,968)     (3,008)
                                                              ---------   ---------
Net cash provided by (used for) financing activities........     17,459    (111,754)
                                                              ---------   ---------
CASH:
Net change..................................................    (14,492)     (3,673)
Balance at beginning of period..............................     17,794       7,631
                                                              ---------   ---------
Balance at end of period....................................  $   3,302   $   3,958
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $   5,110   $   7,128
  Income taxes..............................................      1,282       1,125
Non-cash investing and financing activities:
  Additions to capital lease obligations....................         42          --

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed February 2, 1998 (as amended by Form 10-K/A filed June 22, 1998).

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

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices") (the "California Investigation"). Medaphis first became aware of the California Investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22, 1997, with which it has complied. The subpoena required, among other things, records of any audit or investigative reports relating to the billing of payors globally for radiological services during the period January 1, 1991 to date and any refunds owed to or issued to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices.

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

     On February 6, 1998, on application of the United States, the United States District Court for the Central District of California issued an order partially lifting the seal on the qui tam suit entitled United States of America and State of California, ex rel. Relator I and Relator II v. Compmed Corporation, Medaphis Corporation, Does 1 to 200, Inclusive. Civil Action No. 94-8158 LGB (kx) (the "Complaint"). On February 11, 1998, the United States provided Medaphis with a copy of the Complaint, Substitution of Attorney, and Order which prohibited the Company from making any use of the Complaint, including any public disclosure, other than for the purposes of settlement negotiations, without further order of the Court. On February 12, 1998, upon the joint application of Medaphis and the United States, the Court issued an

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
order modifying its February 6, 1998 order to allow Medaphis to make public disclosures concerning the Complaint and its contents to the extent that Medaphis determined such disclosures were required by applicable securities laws, provided that such disclosures did not reveal the Relators' identities.

     According to the Complaint, filed December 20, 1995 by the Relators and which contains allegations raised by them, the action is to recover damages and civil penalties on behalf of the United States and the State of California arising out of alleged false claims presented by the defendants on behalf of their clients for payment under various state and federal insurance programs. The Complaint includes causes of action under the Federal False Claims Act, 31 U.S.C. sec 3729 et seq., and the California False Claims Act, Cal. Gov't Code sec. 12650 et seq. The Complaint also includes causes of action relating to Medaphis' termination of Relator II, including a count under the state and federal whistleblower protection statutes. The Complaint alleges overpayments of approximately $20,500,000 together with treble damages and additional penalties based on statutory civil penalties. The Complaint alleges that at least 50,000 separate false claims were filed under federal programs and at least 8,000 separate false claims were filed under state programs. The Complaint also alleges unspecified compensatory, general and punitive damages on behalf of Relator II on his or her employment claims. The allegations in the Complaint are limited to the office of CompMed (acquired by Medaphis) in Culver City, California. Medaphis believes that this Complaint relates to and concerns the California Investigation. Medaphis is engaged in negotiations with both the civil and criminal divisions of the U.S. Attorney's office to settle those portions of the Complaint as to which the United States has indicated that it intends to proceed and any criminal charges that the United States may intend to pursue. The Company has also contacted the State of California concerning civil settlement of the portions of the Complaint as to which California intends to proceed. The Company has not yet initiated discussions with the Relators concerning the other portions of the Complaint, but the Company is seeking to reach a global civil settlement with the United States, the State of California and the Relators. To facilitate further negotiations with the United States and California governments, the Company has agreed with such governments to toll applicable statutes of limitations through November 2, 1998.

     Although the Company continues to believe that the principal focus of the California Investigation remains on the billing and collection practices in the Designated Offices, there can be no assurance that the California Investigation will not expand to other offices, that the California Investigation or the qui tam suit will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the California Investigation or the qui tam suit will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995 solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the California Investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the California Investigation. Since the third quarter of 1995, the Company has periodically adjusted the reserve, as necessary, including a $0.3 million increase in the second quarter of 1998. Such adjustments to the reserve have aggregated to a net reduction of $0.5 million. The reserve currently covers only the anticipated expenses of the California Investigation and the related lawsuits and does not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters, as such amounts are not currently estimable.

     In September 1996, MPSC became aware of apparently inadvertent computer software errors affecting some of its electronic billing to carriers in the State of California. The error relates to global billing (i.e., billing for the professional and technical components of a service) for certain radiological services under circumstances where the radiologist is only entitled to bill for the professional component of such services. The Company believes such inadvertent errors may have caused overpayments on certain claims submitted on behalf of clients in the State of California. The full extent of overpayments by carriers and beneficiaries, which impacts only certain managed care plans, cannot be determined by the Company, but as notifications to the affected clients and carriers occur, and refunds or offsets are sought, the Company may be required to return

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
to clients its portion of fees previously collected, and may receive claims for alleged damages as a result of the error. The Company is unable to estimate the possible range of loss, if any.

     Following the announcement of the investigation by the United States Attorney's Office for the Central District of California, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of voting common stock ("Common Stock") in April 1995, were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits alleged violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of Common Stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint, which argued that the Consolidated Complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contained any claims based on the Securities Act and the Company's underwriters and outside directors were no longer named as defendants. On June 26, 1996, the court denied plaintiffs' motion to certify plaintiffs' class. On May 19, 1997, the plaintiffs and the defendants entered into a stipulation and settlement agreement, pursuant to which the parties agreed to settle this action on a class-wide basis for $4.75 million, subject to court approval (the "1995 Class Action Settlement"). The 1995 Class Action Settlement included the related putative class action lawsuit filed in the Superior Court of Cobb County, Georgia, described more fully below. On October 28, 1997, the court certified a class for settlement purposes, approved the settlement and entered final judgment dismissing the action with prejudice. One of Medaphis' directors' and officers' liability insurance carriers has paid $3.7 million of the 1995 Class Action Settlement directly for the benefit of the plaintiffs. The Company accrued approximately $1.2 million in the quarter ended December 31, 1996 for the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto. On November 6, 1997, the Company paid the remaining $1.05 million balance of the settlement.

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

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan are investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). Beginning in February 1998, the Office of the Inspector General of Health and Human Services has requested information from GFS following an audit of a GFS client. GFS has complied with those requests. In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For each of the years ended December 31, 1996 and 1997, GFS represented approximately 7% of Medaphis' revenue. During those years, GFS processed approximately 5.6 million and 6.25 million claims, respectively, approximately 2 million and 2.3 million of which, respectively, were made to government programs. The government has requested that GFS voluntarily produce records, and GFS has complied with that request. Although the precise scope and subject matter of the GFS Investigation are not known to the Company, Medaphis believes that the GFS Investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. The Company is actively pursuing settlement discussions with the United States and representatives of various states. There can be no assurance that the GFS Investigation will be resolved promptly, that it can be settled on terms acceptable to the Company or that the GFS Investigation will not have a material adverse effect upon Medaphis. No charges or claims by the government have been made. The Company has recorded charges of $2 million and $1 million in the second and third quarters of 1997, respectively, and $0.7 million in the second quarter of 1998 solely for legal and administrative fees, costs and expenses in connection with the GFS Investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter, as such amounts can not be estimated.

     In addition, the Company decided in April 1998 to transition GFS from a computerized coding system to manual coding. There can be no assurances that the Company will not be subject to customer complaints, claims and contract terminations as a result of the coding system transition or modifications previously made to the system. See "Management's Discussion and Analysis of Results of Operations -- Liquidity and Capital Resources."

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

     The parties entered into a Stipulation and Agreement of Settlement dated December 15, 1997 (the "Stipulation") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (to be paid by the Company's directors' and officers' liability insurance carriers), 3,955,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period. The Stipulation included, among other things: (i) a complete release of claims against the Company, the individual defendants and certain related persons and entities; and
(ii) certain anti-dilution rights in favor of plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle certain existing civil litigation and claims pending or asserted against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The Stipulation also contained other conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, and the final approval of the settlement by the court. On December 15, 1997, the court granted preliminary approval to the settlement and conditionally certified the classes for settlement purposes only. The Company's

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
insurance carriers consented to the settlement and funded the $20 million cash portion. On March 25, 1998, the Court granted final approval of the settlement and entered final judgment dismissing the action.

     The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 in connection with the Stipulation. This charge is comprised of the following: (i) $30.2 million representing the original 3,355,556 shares of Common Stock valued at the fair value per share on the date that the material terms of the agreement were reached or approximately $9 per share and (ii) $22.3 million representing the fair value of the warrants on the date the material terms of the agreement were reached, valued using the Black-Scholes option pricing model with the following assumptions: expected life -- 5 years, risk free interest rate -- 6%, dividend rate -- 0% and expected volatility factor -- 60%. No accounting recognition was required for the additional 600,000 shares to be issued pursuant to the agreement as these shares represent the maximum number of contingent shares that were issuable based on certain stock price contingencies during the ten day period prior to October 11, 1997. As a result of the actual decline in the Company's stock price during such period, the Stipulation required that the maximum number of contingent shares be awarded; however, no additional accounting charge was required in connection with the award of such contingent shares. The 3,955,556 shares were issued in April 1998. Additionally, no accounting recognition was afforded the cash portion of the Stipulation as this amount was the responsibility of the insurance carriers. Such amount has been paid by the insurance carriers directly to an escrow account for the benefit of the plaintiffs.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation (the "Derivative Suit"). The plaintiff seeks unspecified compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants, additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and all other defendants filed a motion to dismiss the amended complaint, which motion was denied without prejudice. The parties entered into a Stipulation and Settlement Agreement dated June 26, 1998 (the "Derivative Stipulation") to settle the Derivative Suit. The Derivative Stipulation provides for the enactment of procedures for governance of the Audit Committee of the Board of Directors and for such attorney's fees and expenses as may be awarded by the court in an amount not to exceed $250,000 (to be paid by the Company's directors' and officers' liability insurance carrier). The Derivative Stipulation is subject to certain conditions including, but not limited to, consent and approval of the insurance carrier (which has been requested by the Company), payment of the cash portion of the settlement by the insurance carrier and final approval of the settlement by the court. On June 26, 1998, the court granted preliminary approval to the settlement. The court has scheduled a final fairness hearing concerning the settlement for September 29, 1998.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages in excess of $100 million, rescission, injunctive relief and costs. The Company is unable to estimate a possible range of loss. On January 10, 1997, the defendants filed a demurrer to the complaint. On February 5, 1997 the Court overruled defendants' demurrer. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former and current officers of Medaphis. All of the newly added defendants have responded to the amended

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the Securities Act, but the Company believes that it has substantial defenses to the alleged damages relating to such Securities Act claims.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs seek unspecified compensatory and punitive damages, as well as fees, interest and other costs. The Company is unable to estimate a possible range of loss. On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the Securities Act and common law and new parties, including former officers of Medaphis, Medaphis' former independent accountants and BSG. On or about October 29, 1997, all defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court ruled in favor of defendants on the motions, dismissing all of plaintiffs' claims with prejudice and without leave to amend. On May 15, 1998, the Judge signed an order to that effect. The plaintiffs filed a notice of appeal of such order on June 25, 1998.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control (collectively, the "BSG Principals") made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG. On December 31, 1996, Medaphis entered into a standstill and tolling agreement with Mr. Noorda, Mr. Papermaster and other former BSG shareholders, which, as extended, runs through August 31, 1998. The standstill and tolling agreement extends any applicable statute of limitations for claims by the former BSG shareholders and provides that neither party will file suit against the other prior to the expiration of the agreement. The Company and the BSG Principals have reached an agreement in principle to settle the claims made on behalf of the former BSG shareholders in exchange for approximately 3.2 million shares of Medaphis Common Stock, subject to negotiation and definitive documentation of other terms and conditions of the settlement. There can be no assurance that such settlement will be completed or that such settlement, if completed, will be in accordance with the above mentioned terms. The Company recorded a litigation settlement charge of $21.3 million in the quarter ended June 30, 1998 in connection with this agreement in principle. The charge reflects 3.2 million shares of Medaphis Common Stock valued at the fair value per share on the date on which the material terms of the agreement in principle was reached. The Company has classified the entire $21.3 million liability associated with the proposed settlement as noncurrent since such obligation will be settled with Common Stock rather than current assets and the exact timing of the payments of claims pursuant to such settlement is not determinable.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint is brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis Common Stock. In general, the

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
complaint alleges both common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleges breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage. The plaintiffs seek rescission of the merger agreement and the return of all MMS shares, as well as damages in excess of $100 million. The Company is unable to estimate a possible range of loss. Additionally, plaintiffs seek to void various non-compete covenants and contract provisions between Medaphis and plaintiffs. Defendants have filed a motion to dismiss the complaint. Discovery has been stayed pending resolution of the motion to dismiss.

     On August 12, 1997, George D. Stickel filed a putative class action complaint against Medaphis, Randolph W. Brown, Michael R. Cote and James S. Douglass in the United States District Court for the Northern District of Georgia. The complaint asserts claims under the Exchange Act on behalf of all persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint also asserts claims under the Securities Act on behalf of a subclass consisting of all persons and entities who, in connection with the merger of the Company and HDS, acquired options to purchase shares of Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint seeks rescission, unspecified rescissory and compensatory damages, and interest, fees and other costs. The parties entered into a Stipulation and Agreement of Settlement dated June 26, 1998 (the "Stickle Stipulation") to settle the Stickle putative class action suit on a class wide basis for $137,500 in cash (to be paid by the Company's directors' and officers' liability insurance carrier) and 52,252 shares of Medaphis Common Stock (based on a price per share of Medaphis Common Stock of approximately $7). The Company recorded a litigation settlement charge of approximately $0.4 million in the quarter ended June 30, 1998 in connection with this agreement. The number of shares of Medaphis Common Stock is subject to adjustment upward or downward by up to 9,301 shares depending upon the average closing price of Medaphis Common Stock for a specified period. Under the adjustment, the minimum number of shares of Medaphis Common Stock to be issued pursuant to the Stickle Stipulation is 42,951 and the maximum number of shares is 61,553. The Stickle Stipulation is subject to certain conditions including, but not limited to, consent and approval of the Company's insurance carrier (which has been requested by the Company), payment of the cash portion of the settlement by the insurance carrier, and final approval of the settlement by the court. On June 26, 1998, the court entered an order substituting Peter Gladkin as lead plaintiff in lieu of George Stickle, granted preliminary approval of the settlement and conditionally certified the class for settlement purposes only. The court has scheduled a final fairness hearing concerning the settlement for September 29, 1998.

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

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company, or that the resolution of

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company, including, without limitation, the Company's results of operations, financial position and cash flow. Because the Company is unable to estimate a range of loss with respect to certain of the pending claims, the Company has not accrued any amounts for any damages, settlements, penalties or awards with respect to such unsettled claims, except as otherwise disclosed.

NOTE 3 -- RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                         THREE MONTHS       SIX MONTHS
                                                             ENDED             ENDED
                                                           JUNE 30,          JUNE 30,
                                                        ---------------   ---------------
                                                         1998     1997     1998     1997
                                                        ------   ------   ------   ------
                                                                 (IN THOUSANDS)
Restructuring costs...................................  $  620   $   --   $  620   $   --
Legal costs...........................................     690    2,000      690    2,000
Severance costs.......................................     363      824      924      824
                                                        ------   ------   ------   ------
                                                        $1,673   $2,824   $2,234   $2,824
                                                        ======   ======   ======   ======

     Restructuring Costs. During the three and six months ended June 30, 1998, the Company recorded approximately $0.6 million of restructuring costs for the consolidation of several corporate and operating division departments to eliminate redundant activities. These costs relate to severance costs for approximately 25 employees who had been notified of their termination and related benefits.

     The description of the type and amount of restructuring costs recorded and applied against each reserve in the six months ended June 30, 1998 is as follows:

                                                  RESERVE                     COSTS    RESERVE
                                                  BALANCE                    APPLIED   BALANCE
                                                DECEMBER 31,     RESERVE     AGAINST   JUNE 30,
                                                    1997        ADJUSTMENT   RESERVE     1998
                                               --------------   ----------   -------   --------
                                                                (IN THOUSANDS)
Lease termination costs......................      $8,015          $ --      $(1,340)   $6,675
Severance....................................       1,357           620       (1,269)      708
                                                   ------          ----      -------    ------
                                                   $9,372          $620      $(2,609)   $7,383
                                                   ======          ====      =======    ======

     Legal Costs. In June 1998, the Company accrued an additional $0.3 million and $0.9 million for the legal and administrative fees, costs and expenses associated with the California Investigation and the 1996 Lawsuits, respectively.

     In June 1998 and 1997, the Company recorded a charge of $0.7 million and $2.0 million, respectively, for the legal and administrative fees, costs and expenses associated with the GFS Investigation.

     Also in June 1998, the Company reduced its reserves for certain other specific legal matters by $1.2 million.

     Severance Costs. The Company recorded charges of $0.4 million and $0.9 million in the three and six months ended June 30, 1998, respectively, for severance costs associated with former executive management. The Company had recorded $0.8 million in June 1997 for severance costs associated with former executive management.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 4 -- LONG TERM DEBT

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

     Payment of principal, of premium, if any, and interest on the Notes will be fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain insignificant foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets, separate from its investment in subsidiaries. Any non-guarantor subsidiaries are inconsequential individually and in the aggregate to the consolidated financial statements.

     The Company also entered into a new $100 million credit facility (the "Credit Facility") on February 20, 1998. The Company has the option of making "LIBOR" based loans or "base rate" loans under the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.0% to 2.75% based on the Company's leverage ratio, as defined in the Credit Facility. Base rate loans bear interest at prime plus amounts ranging from 0.0% to 1.75% based on the Company's leverage ratio, as defined. In addition the Company pays a quarterly commitment fee on the unused portion of the Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. The Credit Facility contains financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayment of the Notes and those requiring maintenance of minimum net worth, minimum EBITDA (as defined), minimum interest coverage and maximum leverage. Availability under the Credit Facility is determined by the Company's Borrowing Base (as defined). Amounts outstanding under the Credit Facility will be due on February 20, 2001. At June 30, 1998, the Company had $46 million in borrowings outstanding under the Credit Facility at interest rates ranging from 8.1% to 10.0%.

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

NOTE 5 -- NEW ACCOUNTING PRONOUNCEMENTS

     In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in the first quarter of 1998. In March 1998, the AICPA issued SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition," ("SOP 98-4"). SOP 98-4 defers for one year the application of certain passages in SOP 97-2. The Company had historically recorded the revenue associated with software licenses upon shipment of the product and when no significant contractual obligations remained outstanding. The adoption of SOP 97-2 changes the way the Company records revenue for its ULTICARE(R) software license sales only from upon delivery to a percentage-of-

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
completion method over the life of the installation period. As of June 30, 1998, the Company had not sold any ULTICARE licenses that required installation; therefore, the adoption of SOP 97-2 has had no material impact on the Company's operating results for the six months ended June 30, 1998. SOP 97-2 will not materially impact the pattern of revenue recognition for all of the Company's other software sales.

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

     In June 1998, the AICPA issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes guidance on the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that SFAS 133 will have a material impact on the Company's results of operations.

NOTE 6 -- SEGMENT REPORTING

     Medaphis provides its services and products through its Healthcare Services Group and Per-Se Technologies. The Healthcare Services Group provides business management services to physicians and hospitals, including the collection of clinical data, data input, medical coding, billing, cash collections and accounts receivable management. The Healthcare Services Group consists of two reportable segments based on the clients they serve: (i) Physician Services, which is a leading provider of business management solutions and claims processing to physicians in the United States; and (ii) Hospital Services, which is a leading provider of business management services to hospitals in the United States. Per-Se Technologies ("Per-Se") provides application software and a broad range of information technology and consulting services to healthcare and other service-oriented markets. Per-Se is organized into two reportable segments based on their different service offerings: (i) Application Software Products, which provides application software and system integration services; and (ii) Impact Innovations Group (formerly Per-Se Consulting Services), which provides full-service systems integration, information technology consulting and tailored software development. HRI provided subrogation and related recovery services primarily to healthcare payors. HRI was sold on May 28, 1997.

     Medaphis evaluates each segment's performance based on operating profit or loss. The Company also accounts for inter-segment sales as if the sales were to third parties.

     The Company's reportable segments are strategic business units that offer different products and services. Information concerning the operations in these reportable segments is as follows:

                                                   THREE MONTHS           SIX MONTHS
                                                  ENDED JUNE 30,        ENDED JUNE 30,
                                                -------------------   -------------------
                                                  1998       1997       1998       1997
                                                --------   --------   --------   --------
                                                             (IN THOUSANDS)
Revenue:
  Physician Services..........................  $ 69,560   $ 74,954   $139,659   $146,714
  Hospital Services...........................    27,080     25,161     52,351     48,917
  Per-Se Application Software.................    19,225     23,483     42,936     43,173
  Impact Innovations Group....................    20,948     21,888     42,654     45,698
  HRI.........................................        --      5,804         --     14,720
  Eliminations................................      (457)      (323)      (904)      (709)
                                                --------   --------   --------   --------
                                                $136,356   $150,967   $276,696   $298,513
                                                ========   ========   ========   ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                   THREE MONTHS           SIX MONTHS
                                                  ENDED JUNE 30,        ENDED JUNE 30,
                                                -------------------   -------------------
                                                  1998       1997       1998       1997
                                                --------   --------   --------   --------
                                                             (IN THOUSANDS)
Operating profit(1):
  Physician Services..........................  $  2,194   $  4,738   $  3,758   $  5,979
  Hospital Services...........................     2,732      3,919      4,506      6,402
  Per-Se Application Software.................       735      8,374      3,329     11,192
  Impact Innovations Group....................     1,215       (765)     1,769       (491)
  HRI.........................................        --      1,432         --      3,685
  Corporate...................................    (7,300)   (10,037)   (15,405)   (18,479)
                                                --------   --------   --------   --------
                                                $   (424)  $  7,661   $ (2,043)  $  8,288
                                                ========   ========   ========   ========
  Interest expense, net.......................  $  5,844   $  6,056   $ 12,219   $ 12,171
                                                ========   ========   ========   ========
Restructuring and other charges (including
  litigation settlements):
  Physician Services..........................  $     --   $  2,000   $     --   $  2,000
  Hospital Services...........................       238         --        238         --
  Per-Se Application Software.................       162         --        162         --
  Impact Innovations Group....................       389         --        389         --
  HRI.........................................        --         --         --         --
  Corporate...................................    22,759        824     23,320        824
                                                --------   --------   --------   --------
                                                $ 23,548   $  2,824   $ 24,109   $  2,824
                                                ========   ========   ========   ========
  Income loss before income taxes.............  $(29,816)  $ (1,219)  $(38,371)  $ (6,707)
                                                ========   ========   ========   ========
Depreciation and amortization:
  Physician Services..........................  $  7,939   $  8,899   $ 16,342   $ 17,393
  Hospital Services...........................     1,825      1,325      3,623      2,603
  Per-Se Application Software.................     2,083      1,259      4,245      2,969
  Impact Innovations Group....................     1,076      1,129      2,287      2,174
  HRI.........................................        --        156         --        401
  Corporate...................................       925        371      1,773        698
                                                --------   --------   --------   --------
                                                $ 13,848   $ 13,139   $ 28,270   $ 26,238
                                                ========   ========   ========   ========
Capital expenditures:
  Physician Services..........................  $    859   $    547   $ 12,793   $  1,819
  Hospital Services...........................     1,004      2,203      2,474      2,989
  Per-Se Application Software.................       776        646      1,974      1,311
  Impact Innovations Group....................       407        487        628      1,096
  HRI.........................................        --         57         --        108
  Corporate...................................       999        352      1,814        369
                                                --------   --------   --------   --------
                                                $  4,045   $  4,292   $ 19,683   $  7,692
                                                ========   ========   ========   ========

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................  $556,602     $563,825
  Hospital Services.........................................   106,566      106,479
  Per-Se Application Software...............................    70,641       72,505
  Impact Innovations Group..................................    29,445       30,489
  HRI.......................................................        --           --
  Corporate.................................................    98,064      100,729
                                                              --------     --------
                                                              $861,318     $874,027
                                                              ========     ========

---------------

(1) Excludes restructuring and other charges, litigation settlements and interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Medaphis Corporation, a corporation organized in 1985 under the laws of the State of Delaware ("Medaphis" or the "Company"), is a leader in delivering healthcare information and business management services, together with enabling technologies in selected industries. Medaphis believes it is well-positioned to capitalize on the healthcare industry trends toward consolidation, managed care and cost containment through a broad range of services and products that enable customers to provide quality patient care efficiently and cost effectively. Servicing approximately 20,000 physicians and 2,700 hospitals, predominantly in North America, the Company's large client base and national presence further support the Company's competitive position. Medaphis provides its services and products through its Healthcare Services Group and Per-Se Technologies, its Information Technology Group.

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

RESULTS OF OPERATIONS

     The following table presents certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                       THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                         JUNE 30,          JUNE 30,
                                                      --------------    --------------
                                                      1998     1997     1998     1997
                                                      -----    -----    -----    -----
Revenue.............................................  100.0%   100.0%   100.0%   100.0%
Salaries and wages..................................   63.9     61.2     63.4     62.3
Other operating expenses............................   26.3     25.0     27.2     26.1
Depreciation........................................    5.6      4.7      5.8      4.7
Amortization........................................    4.5      4.0      4.4      4.1
Interest expense, net...............................    4.3      4.0      4.4      4.1
Litigation settlements..............................   16.0       --      7.9       --
Restructuring and other charges.....................    1.2      1.9      0.8      0.9
                                                      -----    -----    -----    -----
Loss before income taxes and extraordinary items....  (21.8)    (0.8)   (13.9)    (2.2)
Income taxes........................................    0.0      0.0     (1.2)    (0.8)
                                                      -----    -----    -----    -----
Loss before extraordinary items.....................  (21.8)    (0.8)   (12.7)    (1.4)
Extraordinary items, net of tax.....................    0.0     50.6     (2.0)    25.6
                                                      -----    -----    -----    -----
Net income (loss)...................................  (21.8)%   49.8%   (14.7)%   24.2%
                                                      =====    =====    =====    =====

  Three months ended June 30, 1998 compared to three months ended June 30, 1997

     REVENUE. Revenue classified by the Company's different operating segments is as follows:

                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                                JUNE 30,       JUNE 30,
                                                                  1998           1997
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Physician Services..........................................    $ 69,560       $ 74,954
Hospital Services...........................................      27,080         25,161
Per-Se Application Software.................................      19,225         23,483
Impact Innovations Group....................................      20,948         21,888
HRI.........................................................          --          5,804
Eliminations................................................        (457)          (323)
                                                                --------       --------
                                                                $136,356       $150,967
                                                                ========       ========

     Physician Services' revenue decreased by 7.2% for the three month period ended June 30, 1998 as compared with the three month period ended June 30, 1997. The decrease is attributable to processing delays at Gottlieb's Financial Services, Inc. ("GFS") related to the change to a manual coding process and an increase in client losses which exceeded management's expectations. In addition, the Physician Services segment continues to be affected by the revenue pressures, which management believes will continue, on the physician accounts receivable operations resulting from an increase in managed care.

     The 7.6% increase in Hospital Services' revenue for the quarter ended June 30, 1998, as compared to the same period of the prior year, reflects growth in the client base.

     Per-Se Application Software's revenue decreased by 18.1% during the three months ended June 30, 1998 as compared with the same period for the prior year. The decrease is primarily a result of a slowdown in software license fees in the patient scheduling product line. Management believes this is a temporary decline due to certain technical problems with a release within the patient scheduling product line. The Company believes it has corrected these problems.

     The slight decrease in the Impact Innovations Group's revenue for the quarter ended June 30, 1998 as compared to the same period in 1997 is primarily a result of the Company's decision late in 1997 to downsize this segment which created less billable hours in 1998. This segment was downsized in 1997 principally to obtain management efficiencies, but also to reduce unproductive billable staff since growth in the business had not occurred as quickly as had been planned. The decline in revenue is partly the result of disruption to the business from previously-disclosed downsizing and is expected to be a temporary situation.

     Medaphis divested HRI in May 1997 through an initial public offering of 100% of its stock.

     SALARIES AND WAGES. Salaries and wages decreased to $87.1 million (or 63.9% of revenue) in the second quarter of 1998 from $92.4 million (or 61.2% of revenue) in the second quarter of 1997. The decrease is a direct result of the Company's restructuring and cost containment initiatives implemented during the third and fourth quarters of 1997 and the second quarter of 1998. However, the increase in salaries and wages as a percentage of revenue is attributable to the above mentioned revenue decreases and increase in the head count at GFS to handle the conversion to a manual coding process.

     OTHER OPERATING EXPENSES. Other operating expenses decreased to $35.8 million (or 26.3% of revenue) in the second quarter of 1998 compared to $37.8 million (or 25.0% of revenue) in the second quarter of 1997. The decrease in other operating expenses for the three months ended June 30, 1998, as compared with the same period in 1997, is primarily due to the reduction of professional services. The impact of the reduction of professional services has been partially offset by increased marketing costs associated with the Per-Se Application Software segment. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, office supplies and legal, accounting and other professional services.

     DEPRECIATION. Depreciation expense was $7.7 million in the second quarter of 1998 as compared with $7.1 million in the second quarter of 1997. This increase reflects the Company's investment in property and equipment to support its business. As a result of the Company's decision to outsource its payroll processing function, depreciation expense will increase approximately $3.0 million in the third quarter of 1998 as the Company fully depreciates the remaining cost of the current payroll processing system over its shortened remaining useful life.

     AMORTIZATION. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, has remained relatively flat for the three-month period ended June 30, 1998 from the comparable period in 1997. Amortization expense was $6.2 million in the second quarter of 1998 as compared with $6.1 million in the second quarter of 1997.

     INTANGIBLE ASSETS. As of June 30, 1998, the Company's balance sheet included approximately $500 million of unamortized intangible assets, which is greater than 58% of the Company's total asset balance. The current amortization rate on the unamortized intangible assets is in excess of $20 million per year.

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

     During 1996 and 1997, management of the Company believed there were events and changes in circumstances that warranted a re-assessment as to whether the carrying amount of the intangible assets (approximately $434 million at December 31, 1997) for the Company's Physician Services segment was still recoverable. These events included: (i) operating losses reported for two consecutive years,
(ii) significant restructuring charges within the Physician Services segment and
(iii) absence of revenue growth within the Physician Services segment. Therefore, in accordance with applicable accounting rules, management prepared a 40 year undiscounted cash flow analysis to determine if these intangible assets were still recoverable. Management prepared the analysis with assumptions that reflected its current outlook on the business. In all instances, management believes the assumptions inherent in the analysis were reasonable and supportable. The following key assumptions were used in management's undiscounted cash flow analysis: revenue growth was forecasted at an average rate of 3.4% and the EBITDA margin was forecasted at approximately 3.5 percentage points above the current level. Such analysis indicated that no impairment of these intangible assets had occurred. However, the Company recognizes that modest adjustments to the assumptions could have a material impact on the analysis and related conclusions. For example, if the Physician Services segment is unable to improve its EBITDA margin, revenue growth of at least 4.1% would be required to allow for recoverability of these assets over the 40 year life. As of June 30, 1998, the Physician Services segment has not realized the revenue growth and EBITDA margin that was projected at December 31, 1997. Management continues to monitor its results of operations and other developments within the industry to adjust its cash flow forecast as necessary. If the projected undiscounted cash flows used in the Company's recoverability analysis decreased to one dollar below the carrying value of the intangible assets, the Company would be required to record a non-cash impairment charge that may exceed $300 million to reduce the Physician Services segment's intangible assets to their fair value, as determined by discounting the future cash flows of this segment. Management still believes the current intangible asset balance is recoverable.

     INTEREST. Net interest expense was $5.8 million in the second quarter of 1998 as compared with $6.1 million in the second quarter of 1997. The decrease is primarily related to lower levels of debt outstanding.

     RESTRUCTURING AND OTHER CHARGES. During the second quarter of 1998 the Company combined several corporate and operating division departments to eliminate redundant costs. As a result of this restructuring plan, the Company recorded approximately $0.6 million of severance costs for approximately 25 employees who had been notified of their termination and advised of their benefits by June 30, 1998.

     In addition to the restructuring charge, the Company incurred charges of approximately $1.1 million and $2.8 million in the three-month period ended June 30, 1998 and 1997, respectively. The 1998 amounts included: (i) a net increase of $0.7 million to the Company's legal reserves for the legal and administrative fees, costs and expenses associated with various legal matters; and (ii) $0.4 million for severance costs associated with former executive management. The 1997 charges were comprised of the following amounts: (i) $2.0 million for legal costs associated with the GFS Investigation; and (ii) $0.8 million associated with severance costs associated with former executive management.

     LITIGATION SETTLEMENTS. During the second quarter of 1998, the Company had agreed, in principle, to the material terms to settle three outstanding legal matters which aggregated $21.9 million. The Company has agreed, in principle, to settle these matters primarily with Common Stock. The Company had no such settlements in the prior year period. See footnote 2 of the Notes to Consolidated Financial Statements where these settlements in principle are discussed in detail.

     INCOME TAXES. As of June 30, 1998, the Company had recorded a net deferred tax asset of $67.9 million primarily reflecting a tax benefit of $104.3 million for NOLs offset by a valuation allowance of $26.5 million. The valuation allowance primarily reflects the Company's assessment of the uncertainty associated with the realizability of NOLs assumed in certain business combinations; a full valuation allowance has been provided on such amounts. With respect to the deferred tax assets for which a valuation allowance has not been provided, realizability of such amount is dependent on the Company generating sufficient taxable income prior to the expiration of such NOLs. Currently, the Company's NOLs are scheduled to expire in varying amounts from 1998 to 2011; however, no material amounts are scheduled to expire prior to 2008. Although realization is not assured, based on the Company's current analyses and estimates, management believes it is more likely than not that the Company will generate sufficient taxable income to fully realize the deferred tax asset prior to the expiration of the carryforward period. In addition, if future taxable income is not sufficient to fully utilize the deferred tax asset, other tax planning strategies are available to the Company, which makes it more likely than not that the Company will be able to utilize the deferred tax asset. As a result of the litigation settlements accrued during the second quarter, the Company has continued to incur substantial losses from continuing operations. Based on the current period losses, and the losses recorded in the prior years, management began to fully reserve all tax benefits generated during the second quarter of 1998. Until the Company's operation results improve, management does not believe it is more likely than not that these incremental tax benefits will be realized within a reasonable period.

     Effective income tax rates for the prior period presented vary from statutory rates primarily as a result of nondeductible goodwill associated with merger transactions consummated by the Company in previous years.

     EXTRAORDINARY ITEM. On May 28, 1997, Medaphis sold HRI through an initial public offering of 100% of its stock, which generated net proceeds to the Company of approximately $117 million. The Company recorded an extraordinary gain on the sale of HRI of $76.4 million, net of tax of $46.2 million, in the second quarter of 1997. Medaphis had acquired HRI on August 28, 1995 through a business combination accounted for as a pooling-of-interests.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

     REVENUE. Revenue classified by the Company's different operating segments is as follows:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
  Physician Services........................................  $139,659   $146,714
  Hospital Services.........................................    52,351     48,917
  Per-Se Application Software...............................    42,936     43,173
  Impact Innovations Group..................................    42,654     45,698
  HRI.......................................................        --     14,720
  Eliminations..............................................      (904)      (709)
                                                              --------   --------
                                                              $276,696   $298,513
                                                              ========   ========

     Physician Services' revenue decreased 4.8% for the six-month period ended June 30, 1998 as compared with the six-month period ended June 30, 1997. The previously discussed processing delays at GFS and client losses attributed to the decline in revenue.

     The 7.0% increase in Hospital Services' revenue for the six months ended June 30, 1998, as compared to the same periods of the prior year, reflects internally generated volume growth.

     Per-Se Application Software's revenue decreased slightly during the six months ended June 30, 1998 as compared with the same period for the prior year. The decrease is a result of a slowdown in software license fees in the patient scheduling product line offset by an increase in the amount of revenue associated with the Company's ULTICARE(R) software product. The patient scheduling products have historically comprised a large portion of Per-Se Application Software revenue. The Company experienced performance issues with a release of the Company's patient scheduling software. Although these problems were resolved in early 1998 and a new version was released, the performance issues in the prior release had a more pronounced effect on the Company's sales in the first half of 1998 than the Company anticipated. The Company has been working diligently to ensure that our customers are satisfied with the performance of the new version. Based on recent successful installations of the new release, as well as being recognized as a market leader, management believes sales of the patient scheduling product should return to levels expected in the second half of 1998.

     The 6.7% decrease in the Impact Innovations Group's revenue is primarily a result of the Company's decision in late 1997 to downsize this segment which created less billable hours in the six months ended June 30, 1998 as compared to the same periods in 1997. This segment was downsized in 1997 principally to obtain management efficiencies, but also to reduce unproductive billable staff since growth in the business had not occurred as quickly as had been planned. The decline in revenue is partly the result of disruption to the business from previously-disclosed downsizing and is expected to be a temporary situation.

     Medaphis divested HRI in May 1997 through an initial public offering of 100% of its stock.

     SALARIES AND WAGES. Salaries and wages decreased to $175.3 million (or 63.4% of revenue) in the six-month period ended June 30, 1998 from $186.0 million (or 62.3% of revenue) in the same period of 1997. The decrease is a direct result of the Company's restructuring and cost containment initiatives implemented during the third and fourth quarters of 1997 and the second quarter of 1998. However, the increase in the head count at GFS caused the increase in salaries and wages as a percentage of revenue.

     OTHER OPERATING EXPENSES. Other operating expenses decreased to $75.1 million (or 27.2% of revenue) in the six-month period ended June 30, 1998 from $78.0 million (or 26.1% of revenue) in the same period of 1997. The decrease in other operating expenses for the six months ended June 30, 1998, as compared with 1997, is primarily due to the reduction of professional services. Other operating expenses increased as a percentage of revenue due to third party commission costs and increased marketing costs associated with the Per-Se Application Software segment. Other operating expenses are primarily comprised of postage, facility and equipment rental, telecommunications, travel, office supplies and legal, accounting and other professional services.

     DEPRECIATION. Depreciation expense was $16.0 in the six-month period ended June 30, 1998 as compared with $14.0 in the same period of 1997. This increase reflects the Company's investment in property and equipment to support its business.

     AMORTIZATION. Amortization of intangible assets, which are primarily associated with the Company's acquisitions and internally developed software, was $12.3 million for the period ended June 30, 1998 as compared with $12.2 million in the same period of 1997.

     INTEREST. Net interest expense was $12.2 million for both six-month periods ended June 30, 1998 and 1997.

     RESTRUCTURING AND OTHER CHARGES. During the second quarter of 1998, the Company consolidated several corporate and operating division departments to eliminate redundant costs. As a result of this restructuring plan, the Company recorded approximately $0.6 million of severance costs for approximately 25 employees who had been notified of their termination by June 30, 1998.

     In addition to the restructuring charge, the Company incurred charges of approximately $1.6 million and $2.8 million in the six-month period ended June 30, 1998 and 1997, respectively. The 1998 amounts included: (i) a net increase of $0.7 million to the Company's legal reserves for the legal and administrative fees, costs and expenses associated with various legal matters; and (ii) $0.9 million for severance costs associated with former executive management. The 1997 charges were comprised of the following amounts: (i) $2.0 million for legal costs associated with the GFS Investigation; and (ii) $0.8 million associated with severance costs associated with former executive management.

     LITIGATION SETTLEMENTS. During the second quarter of 1998, the Company had agreed, in principle, to the material terms to settle three outstanding legal matters which aggregated $21.9 million. The Company has agreed, in principle, to settle these matters primarily with Common Stock. The Company had no such settlements in the prior year period. See footnote 2 of the Notes to Consolidated Financial Statements where these settlements in principle are discussed in detail.

     INCOME TAXES. Effective income tax rates for the periods presented vary from statutory rates primarily as a result of nondeductible goodwill associated with merger transactions consummated by the Company in previous years.

     EXTRAORDINARY ITEM. The Company used the proceeds from the February 1998 issuance of $175 million of senior notes and the new credit facility (the "Credit Facility") to redeem the notes evidencing the Company's previous debt facility. The Company recorded a charge of $5.6 million, net of tax of $3.6 million, to write-off the unamortized costs associated with the previous debt facility.

     On May 28, 1997, Medaphis sold HRI through an initial public offering of 100% of its stock, which generated net proceeds to the Company of approximately $117 million. The Company recorded an extraordinary gain on the sale of HRI of $76.4 million, net of tax of $46.2 million, in the second quarter of 1997. Medaphis had acquired HRI on August 28, 1995 through a business combination accounted for as a pooling-of-interests.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $111.1 million at June 30, 1998, including $3.3 million of cash.

     The Company's operating activities used $9.4 million of cash during the six months ended June 30, 1998 as compared with $5.6 million during the six months ended June 30, 1997. The decrease in the Company's operating cash flows resulted primarily from the timing of payment and reduction of current liabilities.

     Purchases of property and equipment were $17.7 million in the first half of 1998 compared to $7.7 million in the prior year comparable period. The increase reflects the purchase for approximately $10 million of certain real property that the Company was leasing.

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

     Payment of principal, of premium, if any, and interest on the Notes will be fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain insignificant foreign subsidiaries, have provided guarantees and the parent company does not have any significant operation or assets, separate from its investment in subsidiaries. Any non-guarantor subsidiaries are insignificant individually and in the aggregate to the consolidated financial statements.

     The Company also entered into a new $100 million credit facility (the "Credit Facility") on February 20, 1998. The Company has the option of making "LIBOR" based loans or "base rate" loans under the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.0% to 2.75% based on the Company's leverage ratio, as defined in the Credit Facility. Base rate loans bear interest at prime plus amounts ranging from 0.0% to 1.75% based on the Company's leverage ratio, as defined. In addition the Company pays a quarterly commitment fee on the unused portion on the Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. The Credit Facility contains financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayment of the Notes and those requiring maintenance of minimum net worth, minimum EBITDA (as defined) and minimum interest coverage and limiting leverage. Availability under the Credit Facility is determined by the Company's Borrowing Base (as defined). Amounts outstanding under the Credit Facility will be due on February 20, 2001. At June 30, 1998, the Company had $46 million in borrowing outstanding under the Credit Facility at interest ranging from 8.1% to 10.0 %.

     The Company recently decided to transition from a computerized coding system used by GFS for emergency room physician billing to manual coding. The Company does not expect to incur any material extraordinary charges as a result of the transition from the computerized coding system. There can be no assurance that any third party claims or lost business relating to transition from, or modifications previously made to, the GFS coding system will not have a material adverse effect on the Company, including, without limitation, on the Company's revenue, results of operations, financial condition or cash flow.

     The Company believes that its cash flow, together with available borrowings under the Credit Facility, will be sufficient to permit the Company to meet its operating expenses and to service its debt requirements as they become due in the next twelve months and for the long term, however, there can be no assurance that such results will be achieved. The Company is a party to legal actions and government investigations as described in "Part II Item 1. Legal Proceedings." There can be no assurance that these actions or investigations will not have a disruptive effect upon the operations of the business or that the resolution of these actions or investigations will not have a material adverse effect on the Company's liquidity or financial position or that appropriate amendments to the Credit Facility would not be required. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restricting or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

     The degree to which the Company is leveraged could have the following consequences: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purpose may be impaired; and (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness thereby reducing the funds available to the Company for its operations. In addition, the Credit Facility and the Indenture for the Notes contain financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayments of indebtedness and, with respect to the Credit Facility only, those requiring maintenance of minimum net worth, minimum EBITDA and minimum interest coverage and limiting leverage.

YEAR 2000

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Through its review, the Company has identified a number of older legacy systems that will be abandoned in favor of a limited number of more efficient processing systems, rather than make all the systems Year 2000 compatible. GFS's computerized coding system is one of the legacy systems from which the Company has determined to transition. The Company believes that it is on target to have completed these system migration efforts with respect to its Physician Services and Hospital Services businesses in the first half of 1999. The detail planning and inventory for the majority of the Company's legacy systems that are being modified for Year 2000 compatibility has been completed and such systems are in remediation. Per-Se Technologies products are scheduled to be Year 2000 compatible with releases due out in the third quarter of 1998. Customers, vendors and resellers have been identified and requests for information distributed regarding the Year 2000 readiness of such parties. Responses are expected through the first quarter of 1999. The Company will develop contingency plans during the fourth quarter of 1998 through the second quarter of 1999 in response to assessments of the Year 2000 readiness of customers, vendors and resellers. The estimated cost of the Company's Year 2000 efforts is $10 million to $15 million over 1998 and 1999, the majority of which represents redirection of internal resources. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

                                    PART II

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

     The United States Attorney's Office for the Central District of California is conducting an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices") (the "California Investigation"). Medaphis first became aware of the California Investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22, 1997, with which it has complied. The subpoena required, among other things, records of any audit or investigative reports relating to the billing of payors globally for radiological services during the period January 1, 1991 to date and any refunds owed to or issued to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices.

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

     On February 6, 1998, on application of the United States, the United States District Court for the Central District of California issued an order partially lifting the seal on the qui tam suit entitled United States of America and State of California, ex rel. Relator I and Relator II v. Compmed Corporation, Medaphis Corporation, Does 1 to 200, Inclusive. Civil Action No. 94-8158 LGB (kx) (the "Complaint"). On February 11, 1998, the United States provided Medaphis with a copy of the Complaint, Substitution of Attorney, and Order which prohibited the Company from making any use of the Complaint, including any public disclosure, other than for the purposes of settlement negotiations, without further order of the Court. On February 12, 1998, upon the joint application of Medaphis and the United States, the Court issued an order modifying its February 6, 1998 order to allow Medaphis to make public disclosures concerning the Complaint and its contents to the extent that Medaphis determined such disclosures were required by applicable securities laws, provided that such disclosures did not reveal the Relators' identities.

     According to the Complaint, filed December 20, 1995 by the Relators and which contains allegations raised by them, the action is to recover damages and civil penalties on behalf of the United States and the State of California arising out of alleged false claims presented by the defendants on behalf of their clients for payment under various state and federal insurance programs. The Complaint includes causes of action under the Federal False Claims Act, 31 U.S.C. sec 3729 et seq., and the California False Claims Act, Cal. Gov't Code sec. 12650 et seq. The Complaint also includes causes of action relating to Medaphis' termination of Relator II, including a count under the state and federal whistleblower protection statutes. The Complaint alleges overpayments of approximately $20,500,000 together with treble damages and additional penalties based on statutory civil penalties. The Complaint alleges that at least 50,000 separate false claims were filed under federal programs and at least 8,000 separate false claims were filed under state programs. The Complaint also alleges unspecified compensatory, general and punitive damages on behalf of Relator II on his or her employment claims. The allegations in the Complaint are limited to the office of CompMed (acquired by Medaphis) in Culver City, California. Medaphis believes that this Complaint relates to and concerns the California Investigation. Medaphis is engaged in negotiations with both the civil and criminal divisions of the U.S. Attorney's office to settle those portions of the Complaint as to which the United States has indicated that it intends to proceed and any criminal charges that the United States may intend to pursue. The Company has also contacted the State of California concerning civil settlement of the portions of the Complaint as to which California intends to proceed. The Company has not yet initiated discussions with the Relators concerning the other portions of the Complaint, but the Company is seeking to reach a global civil settlement with the United States, the State of California and the Relators. To facilitate further negotiations with the United States and California governments, the Company has agreed with such governments to toll applicable statutes of limitations through November 2, 1998.

     Although the Company continues to believe that the principal focus of the California Investigation remains on the billing and collection practices in the Designated Offices, there can be no assurance that the California Investigation will not expand to other offices, that the California Investigation or the qui tam suit will be resolved promptly, that additional subpoenas or search warrants will not be received by Medaphis or MPSC or that the California Investigation or the qui tam suit will not have a material adverse effect on the Company. The Company recorded charges of $12 million in the third quarter of 1995 solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the California Investigation and the putative class action lawsuits described below which were filed in 1995 following the Company's announcement of the California Investigation. Since the third quarter of 1995, the Company has periodically adjusted the reserve, as necessary, including a $0.3 million increase in the second quarter of 1998. Such adjustments to the reserve have aggregated to a net reduction of $0.5 million. The reserve currently covers only the anticipated expenses of the California Investigation and the related lawsuits and does not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters, as such amounts are not currently estimable.

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

     Following the announcement of the investigation by the United States Attorney's Office for the Central District of California, Medaphis, various of its current and former officers and directors and the lead underwriters associated with Medaphis' public offering of voting common stock ("Common Stock") in April 1995, were named as defendants in putative shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. In general, these lawsuits alleged violations of the federal securities laws in connection with Medaphis' public statements and filings under the federal securities acts, including the registration statement filed in connection with Medaphis' public offering of Common Stock in April 1995. On October 13, 1995, the named plaintiffs in these lawsuits filed a consolidated class action complaint (the "Consolidated Complaint"). On January 3, 1996, the court denied defendants' motion to dismiss the Consolidated Complaint, which argued that the Consolidated Complaint failed to state a claim upon which relief may be granted. On April 11, 1996, certain of the named plaintiffs to the Consolidated Complaint voluntarily dismissed with prejudice all of their claims. As a result of these dismissals, the Consolidated Complaint no longer contained any claims based on the Securities Act and the Company's underwriters and outside directors were no longer named as defendants. On June 26, 1996, the court denied plaintiffs' motion to certify plaintiffs' class. On May 19, 1997, the plaintiffs and the defendants entered into a stipulation and settlement agreement, pursuant to which the parties agreed to settle this action on a class-wide basis for $4.75 million, subject to court approval (the "1995 Class Action Settlement"). The 1995 Class

Action Settlement included the related putative class action lawsuit filed in the Superior Court of Cobb County, Georgia, described more fully below. On October 28, 1997, the court certified a class for settlement purposes, approved the settlement and entered final judgment dismissing the action with prejudice. One of Medaphis' directors' and officers' liability insurance carriers has paid $3.7 million of the 1995 Class Action Settlement directly for the benefit of the plaintiffs. The Company accrued approximately $1.2 million in the quarter ended December 31, 1996 for the anticipated balance of the 1995 Class Action Settlement and to pay certain fees incident thereto. On November 6, 1997, the Company paid the remaining $1.05 million balance of the settlement.

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

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan are investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). Beginning in February 1998, the Office of the Inspector General of Health and Human Services has requested information from GFS following an audit of a GFS client. GFS has complied with those requests. In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For each of the years ended December 31, 1996 and 1997, GFS represented approximately 7% of Medaphis' revenue. During those years, GFS processed approximately 5.6 million and 6.25 million claims, respectively, approximately 2 million and 2.3 million of which, respectively, were made to government programs. The government has requested that GFS voluntarily produce records, and GFS has complied with that request. Although the precise scope and subject matter of the GFS Investigation are not known to the Company, Medaphis believes that the GFS Investigation, which is being participated in by federal law enforcement agencies having both civil and criminal authority, involves GFS's billing procedures and the computerized coding system used in Jacksonville and Grand Rapids to process claims and may lead to claims of errors in billing. The Company is actively pursuing settlement discussions with the United States and representatives of various states. There can be no assurance that the GFS Investigation will be resolved promptly, that it can be settled on terms acceptable to the Company or that the GFS Investigation will not have a material adverse effect upon Medaphis. No charges or claims by the government have been made. The Company has recorded charges of $2 million and $1 million in the second and third quarters of 1997, respectively, and $0.7 million in the second quarter of 1998 solely for legal and administrative fees, costs and expenses in connection with the GFS Investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter, as such amounts can not be estimated.

     In addition, the Company decided in April 1998 to transition GFS from a computerized coding system to manual coding. There can be no assurances that the Company will not be subject to customer complaints, claims and contract terminations as a result of the coding system transition or modifications previously made to the system. See "Management's Discussion and Analysis of Results of Operations -- Liquidity and Capital Resources."

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

     The parties entered into a Stipulation and Agreement of Settlement dated December 15, 1997 (the "Stipulation") to settle the 1996 putative shareholder class action litigation which is the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (to be paid by the Company's directors' and officers' liability insurance carriers), 3,955,556 shares of Medaphis Common Stock, and warrants to purchase 5,309,523 shares of Medaphis Common Stock at $12 per share for a five-year period. The Stipulation included, among other things: (i) a complete release of claims against the Company, the individual defendants and certain related persons and entities; and
(ii) certain anti-dilution rights in favor of plaintiffs with respect to certain future issuances of shares of Medaphis Common Stock or warrants or rights to acquire Medaphis Common Stock to settle certain existing civil litigation and claims pending or asserted against the Company, subject to a 5.0 million share basket below which there will be no dilution adjustments. The Stipulation also contained other conditions including, but not limited to, consent and approval of the Company's insurance carriers and the insurance carriers' payment of the cash portion of the settlement, and the final approval of the settlement by the court. On December 15, 1997, the court granted preliminary approval to the settlement and conditionally certified the classes for settlement purposes only. The Company's insurance carriers consented to the settlement and funded the $20 million cash portion. On March 25, 1998, the Court granted final approval of the settlement and entered final judgment dismissing the action.

     The Company recorded a $52.5 million charge in the quarter ended September 30, 1997 in connection with the Stipulation. This charge is comprised of the following: (i) $30.2 million representing the original 3,355,556 shares of Common Stock valued at the fair value per share on the date that the material terms of the agreement were reached or approximately $9 per share and (ii) $22.3 million representing the fair value of the warrants on the date the material terms of the agreement were reached, valued using the Black-Scholes option pricing model with the following assumptions: expected life -- 5 years, risk free interest rate -- 6%, dividend rate -- 0% and expected volatility factor -- 60%. No accounting recognition was required for the additional 600,000 shares to be issued pursuant to the agreement as these shares represent the maximum number of contingent shares that were issuable based on certain stock price contingencies during the ten day period prior to October 11, 1997. As a result of the actual decline in the Company's stock price during such period, the Stipulation required that the maximum number of contingent shares be awarded; however, no additional accounting charge was required in connection with the award of such contingent shares. The 3,955,556 shares were issued in April 1998. Additionally, no accounting recognition was afforded the cash portion of the Stipulation as this amount was the responsibility of the insurance carriers. Such amount has been paid by the insurance carriers directly to an escrow account for the benefit of the plaintiffs.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation (the "Derivative Suit"). The plaintiff seeks unspecified compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants, additional current and former directors and officers of Medaphis. On

April 23, 1997, Medaphis and all other defendants filed a motion to dismiss the amended complaint, which motion was denied without prejudice. The parties entered into a Stipulation and Settlement Agreement dated June 26, 1998 (the "Derivative Stipulation") to settle the Derivative Suit. The Derivative Stipulation provides for the enactment of procedures for governance of the Audit Committee of the Board of Directors and for such attorney's fees and expenses as may be awarded by the court in an amount not to exceed $250,000 (to be paid by the Company's directors' and officers' liability insurance carrier). The Derivative Stipulation is subject to certain conditions including, but not limited to, consent and approval of the insurance carrier (which has been requested by the Company), payment of the cash portion of the settlement by the insurance carrier and final approval of the settlement by the court. On June 26, 1998, the court granted preliminary approval to the settlement. The court has scheduled a final fairness hearing concerning the settlement for September 29, 1998.

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

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs seek unspecified compensatory and punitive damages, as well as fees, interest and other costs. The Company is unable to estimate a possible range of loss. On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the Securities Act and common law and new parties, including former officers of Medaphis, Medaphis' former independent accountants and BSG. On or about October 29, 1997, all defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court ruled in favor of defendants on the motions, dismissing all of plaintiffs' claims with prejudice and without leave to amend. On May 15, 1998, the Judge signed an order to that effect. The plaintiffs filed a notice of appeal of such order on June 25, 1998.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control (collectively, the "BSG Principals") made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG. On December 31, 1996, Medaphis entered into a standstill and tolling agreement with Mr. Noorda, Mr. Papermaster and other former BSG shareholders, which, as extended, runs through August 31, 1998. The standstill and tolling agreement extends any applicable statute of limitations for claims by the former BSG shareholders and provides that neither party will file suit against the other prior to the expiration of the agreement. The Company and the BSG Principals have reached an agreement in principle to settle the claims made on behalf of the former BSG shareholders in exchange for approximately 3.2 million shares of Medaphis Common Stock, subject to negotiation and definitive documentation of other terms and conditions of the settlement. There can be no assurance that such settlement will be completed or that such settlement, if completed, will be in accordance with the above mentioned terms. The Company recorded a litigation settlement charge of $21.3 million in the quarter ended June 30, 1998 in connection with this agreement in principle. The charge reflects 3.2 million shares of Medaphis Common Stock valued at the fair value per share on the date on which the material terms of the agreement in principle was reached. The Company has classified the entire $21.3 million liability associated with the proposed settlement as noncurrent since such obligation will be settled with Common Stock rather than current assets and the exact timing of the payments of claims pursuant to such settlement is not determinable.

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

     On August 12, 1997, George D. Stickel filed a putative class action complaint against Medaphis, Randolph W. Brown, Michael R. Cote and James S. Douglass in the United States District Court for the Northern District of Georgia. The complaint asserts claims under the Exchange Act on behalf of all persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint also asserts claims under the Securities Act on behalf of a subclass consisting of all persons and entities who, in connection with the merger of the Company and HDS, acquired options to purchase shares of Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint seeks rescission, unspecified rescissory and compensatory damages, and interest, fees and other costs. The parties entered into a Stipulation and Agreement of Settlement dated June 26, 1998 (the "Stickle Stipulation") to settle the Stickle putative class action suit on a class wide basis for $137,500 in cash (to be paid by the Company's directors' and officers' liability insurance carrier) and 52,252 shares of Medaphis Common Stock (based on a price per share of Medaphis Common Stock of approximately $7). The Company recorded a litigation settlement charge of approximately $0.4 million in the quarter ended June 30, 1998 in connection with this agreement. The number of shares of Medaphis Common Stock is subject to adjustment upward or downward by up to 9,301 shares depending upon the average closing price of Medaphis Common Stock for a specified period. Under the adjustment, the minimum number of shares of Medaphis Common Stock to be issued pursuant to the Stickle Stipulation is 42,951 and the maximum number of shares is 61,553. The Stickle Stipulation is subject to certain conditions including, but not limited to, consent and approval of the Company's insurance carrier (which has been requested by the Company), payment of the cash portion of the settlement by the insurance carrier, and final approval of the settlement by the court. On June 26, 1998, the court entered an order substituting Peter Gladkin as lead plaintiff in lieu of George Stickle, granted preliminary approval of the settlement and conditionally certified the class for settlement purposes only. The court has scheduled a final fairness hearing concerning the settlement for September 29, 1998.

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

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigations will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigations will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuits, the written demands and the pending governmental investigations will not have a material adverse effect upon the Company, including, without limitation, the Company's results of operations, financial position and cash flow. Because the Company is unable to estimate a range of loss with respect to certain of the pending claims, the Company has not accrued any amounts for any damages, settlements, penalties or awards with respect to such unsettled claims, except as otherwise disclosed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on April 30, 1998. The following directors were elected at such meeting:

             NOMINEE                 BOARD TERM    VOTES FOR    VOTES AGAINST   VOTES WITHHELD
             -------                ------------   ----------   -------------   --------------
Robert C. Bellas, Jr..............  Through 1998   60,147,402        --            638,674
David R. Holbrooke, M.D...........  Through 1998   60,145,557        --            640,519
David E. McDowell.................  Through 1998   60,140,958        --            645,118
John C. Pope......................  Through 1998   60,121,800        --            664,276
Dennis A. Pryor...................  Through 1998   60,138,368        --            647,708
C. Christopher Trower.............  Through 1998   60,097,323        --            688,753

     An amendment to the Company's Employee Stock Purchase Plan, as amended, to increase the total number of shares of Common Stock available for sale under such plan from three hundred thousand (300,000) shares to one million (1,000,000) shares, also was voted upon at the Annual Meeting of Stockholders, and was approved by the stockholders. Votes cast were 59,739,507 for, 833,377 against and 213,192 withheld.

ITEM 5.  OTHER INFORMATION.

     Effective August 10, 1998, Mr. Robert C. Bellas, Jr. resigned from the Board of Directors of the Company, and its related committees, due to other business commitments. Mr. Bellas initially was elected to the Board of Directors in September 1987.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
   3.1    --   Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 of
               Registrant's Registration Statement on Form S-1, File No.
               33-42216)
   3.2    --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 of
               Registrant's Quarterly Report on Form 10-Q for the Quarterly
               Period Ended March 31, 1993)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
   3.3    --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to the
               Registrant's Registration Statement on Form 8-A/A, filed on
               May 22, 1996)
   3.4    --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to the Registration Statement on Form S-8, File
               No. 333-03213)
   3.5    --   Amended and Restated By-Laws of Registrant, as amended
   4.1    --   Credit Agreement dated February 13, 1998, among Registrant, as Borrower, various financial institutions from time to
               time parties thereto, as the Lenders, DLJ Capital Funding,
               Inc., as the Syndication Agent for the Lenders, and Wachovia
               Bank, N.A., as the Administrative Agent for the Lenders
               (including form of note) (incorporated by reference to
               Exhibit 10.1 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
   4.2    --   Subsidiary Guaranty dated February 20, 1998, among the
               domestic Subsidiaries of registrant and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to
               Exhibit 10.2 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
   4.3    --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
   4.4    --   Registration Rights Agreement dated as of February 20, 1998,
               Among Registrant, the Subsidiary Guarantors, and Donaldson,
               Lufkin & Jenrette Securities Corporation (incorporated by
               reference to Exhibit 4.15 to registrants's Registration
               Statement on Form S-4, File No. 333-47409)
  10.1    --   Fifth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.28 to Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1997)
  10.2    --   Third Amendment to Medaphis Corporation Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.33 to
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1997)
  10.3    --   Fourth Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.39 to Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1997)
  10.4    --   Employment Agreement dated January 25, 1998 between
               Registrant and Allen W. Ritchie (incorporated by reference to Exhibit 10.69 to Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1997)
  10.5    --   Employment Agreement dated January 27, 1998 between
               Registrant and Kevin P. Castle (incorporated by reference to
               Exhibit 10.5 to Registrant's Quarter Report on Form 10-Q for
               the quarter ended March 31, 1998)
  11      --   Statement regarding Computation of Earnings Per Share
  27      --   Financial Data Schedule (for SEC use only)
  99.1    --   Safe Harbor Compliance Statement for Forward-Looking
               Statements

     (B) Reports on Form 8-K

     The Company has filed the following report on Form 8-K during the quarter ended June 30, 1998:

                                                FINANCIAL
                                                STATEMENTS
ITEM REPORTED                                     FILED     DATE OF REPORT   FILING DATE
-------------                                   ----------  --------------  -------------
Announcement of 1998 second quarter earnings
  expectations and effectiveness of the
  Registration Statement covering the $175
  million of 9 1/2% Senior Notes due 2005.....      No      June 25, 1998   June 26, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDAPHIS CORPORATION
                                          (Registrant)

                                          By:   /s/ JAMES W. FITZGIBBONS
                                            ------------------------------------
                                                    James W. FitzGibbons
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: August 14, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
   3.1     --  Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 of
               Registrant's Registration Statement on Form S-1, File No.
               33-42216)
   3.2     --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 of
               Registrant's Quarterly Report on Form 10-Q for the Quarterly
               Period Ended March 31, 1993)
   3.3     --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to the
               Registrant's Registration Statement on Form 8-A/A, filed on
               May 22, 1996)
   3.4     --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to the Registration Statement on Form S-8, File
               No. 333-03213)
   3.5     --  Amended and Restated By-Laws of Registrant, as amended
   4.1     --  Credit Agreement dated February 13, 1998, among Registrant, as Borrower, various financial institutions from time to
               time parties thereto, as the Lenders, DLJ Capital Funding,
               Inc., as the Syndication Agent for the Lenders, and Wachovia
               Bank, N.A., as the Administrative Agent for the Lenders
               (including form of note) (incorporated by reference to
               Exhibit 10.1 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
   4.2     --  Subsidiary Guaranty dated February 20, 1998, among the domestic Subsidiaries of registrant and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to
               Exhibit 10.2 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
   4.3     --  Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
   4.4     --  Registration Rights Agreement dated as of February 20, 1998,
               Among Registrant, the Subsidiary Guarantors, and Donaldson,
               Lufkin & Jenrette Securities Corporation (incorporated by
               reference to Exhibit 4.15 to registrants's Registration
               Statement on Form S-4, File No. 333-47409)
  10.1     --  Fifth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.28 to Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1997)
  10.2     --  Third Amendment to Medaphis Corporation Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.33 to
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1977)
  10.3     --  Fourth Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.39 to Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1997)
  10.4     --  Employment Agreement dated January 25, 1998 between
               Registrant and Allen W. Ritchie (incorporated by reference to Exhibit 10.69 to Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1997)
  10.5     --  Employment Agreement dated January 27, 1998 between
               Registrant and Kevin P. Castle (incorporated by reference to
               Exhibit 10.5 to Registrant's Quarter Report on Form 10-Q for
               the quarter ended March 31, 1998)
  11       --  Statement regarding Computation of Earnings Per Share
  27       --  Financial Data Schedule (for SEC use only)
  99.1     --  Safe Harbor Compliance Statement for Forward-Looking
               Statements