Form 10-Q
period 1998-09-30
MEDAPHIS CORP
filed 1998-11-17
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-Q
                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              SHARES OUTSTANDING
TITLE OF CLASS                                                AT NOVEMBER 6, 1998
--------------                                                -------------------
Common Stock $0.01 Par Value................................   78,731,387 Shares
Non-voting Common Stock $0.01 Par Value.....................            0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MEDAPHIS CORPORATION

                                   FORM 10-Q
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1998

                                                              PAGE
                                                              ----
Part I: FINANCIAL INFORMATION
  Item 1. Financial Statements..............................
     Consolidated Balance Sheets as of September 30, 1998
      and December 31, 1997.................................
     Consolidated Statements of Operations for the three and
      nine months ended September 30, 1998 and 1997.........
     Consolidated Statements of Cash Flows for the nine
      months ended September 30, 1998 and 1997..............
     Notes to Consolidated Financial Statements.............
  Item 2: Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................
Part II: OTHER INFORMATION
  Item 1: Legal Proceedings.................................
  Item 6: Exhibits and Reports on Form 8-K..................
  Index to Exhibits.........................................

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                          ASSETS
Current Assets:
  Cash......................................................    $  10,768       $ 15,341
  Restricted cash...........................................          221          2,218
  Accounts receivable, billed...............................       74,806         84,506
  Accounts receivable, unbilled.............................       53,565         63,553
  Other.....................................................        8,315         11,716
                                                                ---------       --------
          Total current assets..............................      147,675        177,334
Property and equipment......................................       58,360         59,694
Deferred income taxes.......................................           --         60,857
Intangible assets...........................................       49,851        462,510
Net assets of discontinued operation........................       91,249         90,865
Other.......................................................       11,106          9,951
                                                                ---------       --------
                                                                $ 358,241       $861,211
                                                                =========       ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $   8,671       $  9,941
  Accrued compensation......................................       29,075         31,869
  Accrued expenses..........................................       42,751         50,681
  Accrued litigation settlement.............................       12,500             --
  Current portion of long-term debt.........................        1,977         11,432
  Deferred income taxes.....................................        2,392          2,392
                                                                ---------       --------
          Total current liabilities.........................       97,366        106,315
Long-term debt..............................................      222,068        189,259
Accrued litigation settlements..............................       28,875         52,500
Other obligations...........................................        3,983         11,356
                                                                ---------       --------
          Total liabilities.................................      352,292        359,430
                                                                ---------       --------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized in 1998
     and 1997; none issued..................................           --             --
  Common stock, voting, $0.01 par value, 200,000 authorized
     in 1998 and 1997; issued and outstanding 78,679 in 1998
     and 73,204 in 1997.....................................          787            732
  Common stock, non voting, $0.01 par value, 600 authorized
     in 1998 and 1997; none issued..........................           --             --
  Paid-in capital...........................................      739,630        678,998
  Accumulated deficit.......................................     (734,468)      (177,949)
                                                                ---------       --------
          Total stockholders' equity........................        5,949        501,781
                                                                ---------       --------
                                                                $ 358,241       $861,211
                                                                =========       ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     --------------------   ---------------------
                                                       1998        1997       1998        1997
                                                     ---------   --------   ---------   ---------
Revenue............................................  $ 101,309   $111,209   $ 328,410   $ 368,401
                                                     ---------   --------   ---------   ---------
Salaries and wages.................................     77,294     80,369     222,365     237,799
Other operating expenses...........................     42,100     41,747     105,563     115,807
Depreciation.......................................      6,291      6,625      19,867      19,335
Amortization.......................................      5,245      5,297      16,471      16,493
Interest expense, net..............................      6,196      7,241      18,410      19,411
Intangible asset impairment........................    390,641         --     390,641          --
Litigation settlements.............................     19,500     52,500      41,375      52,500
Restructuring and other charges....................      3,784     13,837       5,780      16,661
                                                     ---------   --------   ---------   ---------
          Total expenses...........................    551,051    207,616     820,472     478,006
                                                     ---------   --------   ---------   ---------
Loss before income taxes...........................   (449,742)   (96,407)   (492,062)   (109,605)
Income tax expense (benefit).......................     67,619    (14,721)     62,595     (19,766)
                                                     ---------   --------   ---------   ---------
Loss from continuing operations....................   (517,361)   (81,686)   (554,657)    (89,839)
Income from discontinued operation, net of tax.....      1,356        477       3,687       4,306
Extraordinary items, net of tax....................         --         --      (5,557)     76,391
                                                     ---------   --------   ---------   ---------
          Net loss.................................  $(516,005)  $(81,209)  $(556,527)  $  (9,142)
                                                     =========   ========   =========   =========
Basic and diluted net income (loss) per common
  share:
Loss from continuing operations....................  $   (6.58)  $  (1.12)  $   (7.26)  $   (1.24)
Income from discontinued operation, net of tax.....       0.02       0.01        0.05        0.06
Extraordinary items, net of tax....................         --         --       (0.07)       1.05
                                                     ---------   --------   ---------   ---------
Net loss...........................................  $   (6.56)  $  (1.11)  $   (7.28)  $   (0.13)
                                                     =========   ========   =========   =========
Weighted average shares outstanding................     78,655     72,942      76,442      72,542
                                                     =========   ========   =========   =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(556,527)  $  (9,142)
Less: income from discontinued operation....................      3,687       4,306
                                                              ---------   ---------
                                                               (560,214)    (13,448)
Adjustments to reconcile net loss, excluding the
  discontinued operation, to net cash used for operating
  activities:
  Depreciation and amortization.............................     36,338      35,828
  Gain on sale of HRI, net of tax...........................         --     (76,391)
  Impairment losses on long-lived assets....................    390,641       8,661
  Early extinguishment of debt..............................      9,231          --
  Deferred income taxes.....................................     60,857     (15,905)
Changes in assets and liabilities, excluding effects of
  acquisitions:
  Restricted cash...........................................      2,500         799
  Accounts receivable, billed...............................      9,700      (3,343)
  Accounts receivable, unbilled.............................      9,988       8,704
  Accounts payable..........................................     (1,270)      5,580
  Accrued compensation......................................     (2,794)      8,612
  Accrued expenses..........................................     (9,408)    (15,414)
  Accrued litigation settlements............................     41,375      52,500
  Other, net................................................      6,647      (3,334)
                                                              ---------   ---------
         Net cash used for operating activities.............     (6,409)     (7,151)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (19,331)     (9,700)
Software development costs..................................     (3,217)     (4,121)
Proceeds from sale of HRI, net..............................         --     126,375
Other.......................................................      2,164      (1,439)
                                                              ---------   ---------
         Net cash (used for) provided by investing
          activities........................................    (20,384)    111,115
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan..................      1,446       1,286
Proceeds from the exercise of employee stock options........      5,683       5,522
Proceeds from borrowings....................................    339,467      98,992
Principal payments of long-term debt........................   (315,248)   (203,329)
Deferred financing costs....................................    (12,432)     (3,008)
                                                              ---------   ---------
         Net cash provided by (used for) financing
          activities........................................     18,916    (100,537)
                                                              ---------   ---------
CASH:
Net change..................................................     (7,877)      3,427
Net cash provided by (used for) discontinued operation......      3,304      (4,783)
Balance at beginning of period..............................     15,341       5,403
                                                              ---------   ---------
Balance at end of period....................................  $  10,768   $   4,047
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $  13,926   $  12,503
  Income taxes..............................................      1,482      10,347
Non-cash investing and financing activities:
  Additions to capital lease obligations....................         42          --
  Issuance of stock warrants................................         --       4,969
  Issuance of Common Stock upon funding of litigation
    settlement..............................................     52,500          --

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

     As discussed more thoroughly in Note 2, the Hospital Services segment has been presented as a discontinued operation for all periods presented.

NOTE 2 -- DISCONTINUED OPERATION

     On October 15, 1998, the Company entered into a definitive agreement to sell its Hospital Services segment, which provides business management services and bad debt collections to approximately 1,200 hospital clients, to NCO Group, Inc. for up to $117.5 million. In accordance with the agreement, $107.5 million is payable at closing and an additional purchase price adjustment of up to $10.0 million is payable subject to the achievement of various operational targets in 1999. The sale is subject to regulatory approval, but is expected to be consummated by December 15, 1998.

     Pursuant to Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been presented to reflect the Hospital Services segment as a discontinued operation. The net operating results of the segment have been reported in the Consolidated Statements of Operations as "Income from discontinued operation"; the net assets have been reported in the Consolidated Balance Sheets as "Net assets of discontinued operation"; and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash provided by (used for) discontinued operation".

     Summarized financial information for the discontinued operation is as follows:

                                                              THREE MONTHS         NINE MONTHS
                                                                  ENDED               ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                            -----------------   -----------------
                                                             1998      1997      1998      1997
                                                            -------   -------   -------   -------
                                                                       (IN THOUSANDS)
Revenue...................................................  $29,124   $23,840   $81,081   $72,410
Income from discontinued operation, net of tax of $943,
  $331, $2,562 and $2,993.................................    1,356       477     3,687     4,306

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Current assets..............................................    $ 36,982        $ 35,102
Total assets................................................     105,573         103,681
Current liabilities.........................................      14,154          12,624
Total liabilities...........................................      14,324          12,816
Net assets of discontinued operation........................      91,249          90,865

NOTE 3 -- INTANGIBLE ASSET IMPAIRMENT

     At September 30, 1998, the Company recorded an intangible asset impairment charge of $390.6 million to adjust the intangible assets of the Physician Services segment to their fair value. As previously disclosed, management continually monitors its results of operations and other developments within the industry to adjust its cash flow forecast, as necessary, to determine if an adjustment is necessary to the carrying value of the Company's intangible assets.

     During the third quarter of 1998, management of the Company believed there were events and changes in circumstances that warranted a re-assessment as to whether the carrying amount of the intangible assets for the Physician Services segment was still recoverable. These events included: (i) a continual increase in the segment's operating losses due primarily to client losses; (ii) significant litigation charges within the Physician Services segment; and (iii) absence of revenue growth within the Physician Services segment. Therefore, in accordance with applicable accounting rules, management prepared a 40 year undiscounted cash flow analysis to determine if these intangible assets were still recoverable. Management prepared the analysis with assumptions that reflected its current outlook on the business. In all instances, management believes the assumptions inherent in the analysis were reasonable and supportable. The following key assumptions were used in management's undiscounted cash flow analysis: (i) revenue was forecasted to decline over the next five years and then remain flat; (ii) EBITDA margin was forecasted to continue to decrease in 1999, increase slightly over the following four years and then stabilize at a moderate margin over the remaining life of the asset; and (iii) capital spending would be maintained in the range of 3% of revenue. Since the undiscounted cash flow model showed an impairment of the Company's long-lived assets, the Company used a discounted cash flow model to measure the fair value of these long-lived assets which was consistent with the Company's policy. The fair value calculation determined that the fair value of the long-lived assets was approximately $63 million. The Company wrote-off the value of its longest lived assets first, which resulted in the write-off of all of the Physician Services segment's goodwill and a portion of the value of its client lists. As a result of this impairment charge, the Company reduced the estimated useful life of its remaining intangible assets for the Physician Services segment to 10 years.

NOTE 4 -- LEGAL MATTERS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

     The United States Attorney's Office for the Central District of California conducted an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices") (the "California Investigation"). Medaphis first became aware of the California Investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22,

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

1997, with which it complied. The subpoena required, among other things, records of any audit or investigative reports relating to the billing of payors globally for radiological services during the period January 1, 1991 to date and any refunds owed to or issued to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices.

     Investigations such as the California Investigation can be initiated following the commencement of qui tam litigation which is commenced under applicable state and federal statutes and is maintained under court seal without disclosure to the defendant. Under the applicable statutes, the United States and the appropriate state or states may elect to intervene fully or partially in qui tam litigation and proceed with the action.

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

     The Company recorded charges of $12 million in the third quarter of 1995 solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the California Investigation and the putative class action lawsuits which were filed in 1995 following the Company's announcement of the California Investigation. Since the third quarter of 1995, the Company has periodically adjusted this reserve, as necessary, including a $0.3 million increase in the second quarter of 1998. Such adjustments to the reserve have aggregated to a net reduction of $0.5 million. The reserve currently covers only the anticipated expenses of the California Investigation and the related lawsuits and does not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     During the third quarter of 1998, the Company reached an agreement to settle with the United States, the State of California and the Relators on all claims related to the California Investigation and underlying qui tam litigation. Such settlements provide for the payment by the Company of $3.6 million in the aggregate, the dismissal of all pending proceedings against the Company and the release of various other claims arising out of the California Investigation. As a part of these settlements, CompMed, Inc., a company acquired by the Company in 1992, pled guilty to a single criminal count.

     In September 1996, MPSC became aware of apparently inadvertent computer software errors affecting some of its electronic billing to carriers in the State of California. The error, which primarily impacts certain managed care plans, relates to global billing (i.e., billing for the professional and technical components of a service) for certain radiological services under circumstances where the radiologist is only entitled to bill for the professional component of such services. The Company believes such inadvertent errors may have caused overpayments on certain claims submitted on behalf of clients in the State of California. The full extent of

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
overpayments by carriers and beneficiaries, cannot be determined by the Company, but as notifications to the affected clients and carriers occur, and refunds or offsets are sought, the Company may be required to return to clients its portion of fees previously collected, and may receive claims for alleged damages as a result of the error. The Company is unable to estimate the possible range of loss, if any.

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan were investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). Beginning in February 1998, the Office of the Inspector General of Health and Human Services has requested information from GFS following an audit of a GFS client. GFS has complied with those requests. In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For each of the years ended December 31, 1996 and 1997, GFS represented approximately 7% of Medaphis' revenue. During those years, GFS processed approximately 5.6 million and 6.25 million claims, respectively, approximately 2 million and 2.3 million of which, respectively, were made to government programs. The government requested that GFS voluntarily produce records, and GFS complied with that request. The Company recorded charges of $2 million and $1 million in the second and third quarters of 1997, respectively, and $0.7 million and $0.1 million in the second and third quarters of 1998, respectively, solely for legal and administrative fees, costs and expenses in connection with the GFS Investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter.

     The Company has determined it is in its best interest to settle such claims. The Company has reached an agreement in principle with the United States to settle the matters related to the GFS Investigation on an ability to pay basis. The settlement, which is subject to definitive documentation, requires the Company to pay to the United States and the various states a total of $15 million, of which $8 million will be paid within 10 days of the execution of a definitive Settlement Agreement among the parties, with the balance of $7 million being paid in eight equal quarterly installments over 1999 and 2000. The deferred portion of the settlement payment will bear interest at the one year Treasury Bill rate. The Settlement Agreement will provide for the dismissal with prejudice of claims against the Company and the release by the United States of civil and administrative claims arising out of the emergency room billing of government programs services provided by GFS from 1993 through the date of the Settlement Agreement.

     The Company recorded a litigation settlement charge of $19.5 million in the quarter ended September 30, 1998 in connection with the settlement of the California Investigation and the agreement in principle with respect to the GFS Investigation.

     In connection with the settlement of the California and GFS Investigations, the Company entered into a Corporate Integrity Agreement with the Office of the Inspector General of the Department of Health and Human Services. This Agreement, which has a term of sixty-five months, provides that the government will not seek to exclude the Company from participation in governmental health care programs based on the conduct alleged in the California and GFS Investigations and requires the Company to continue its existing compliance program, augmented by an annual third party review and additional reporting requirements.

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

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation (the "Derivative Suit"). The plaintiff sought unspecified compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and all other defendants filed a motion to dismiss the amended complaint, which motion was denied without prejudice. The parties entered into a Stipulation and Settlement Agreement dated June 26, 1998 (the "Derivative Stipulation") to settle the Derivative Suit. The Derivative Stipulation provides for the enactment of procedures for governance of the Audit Committee of the Board of Directors and for such attorney's fees and expenses as may be awarded by the court in an amount not to exceed $250,000 (to be paid by the Company's directors' and officers' liability insurance carrier). On September 29, 1998, the court granted final approval to the settlement and ordered all claims dismissed.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown, and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of Health Data Sciences ("HDS"). Plaintiff seeks rescissory, compensatory and punitive damages in excess of $100 million, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. On February 5, 1997, the Court overruled defendants' demurrer. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former and current officers of Medaphis. All of the newly added defendants have responded to the amended complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the Securities Act, but the Company believes that it has substantial defenses to the alleged damages relating to such Securities Act claims. The Company is unable to estimate a possible range of loss.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs seek unspecified compensatory and punitive damages, as well as fees, interest and other costs. On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the Securities Act and common law and new parties, including former officers of Medaphis, Medaphis' former independent accountants and BSG. On or about October 29, 1997, all

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court ruled in favor of defendants on the motions, dismissing all of plaintiffs' claims with prejudice and without leave to amend. On May 15, 1998, the Judge signed an order to that effect. The plaintiffs have appealed from this order, and that appeal is pending. The Company is unable to estimate a possible range of loss.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control (collectively, the "BSG Principals") made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG. On December 31, 1996, Medaphis entered into a standstill and tolling agreement with Mr. Noorda, Mr. Papermaster and other former BSG shareholders, which, as extended, runs through March 31, 1999. The standstill and tolling agreement extends any applicable statute of limitations for claims by the former BSG shareholders and provides that neither party will file suit against the other prior to the expiration of the agreement. In June 1998, the Company and the BSG Principals reached an agreement in principle to settle the claims made on behalf of the former BSG shareholders in exchange for approximately 3.2 million shares of Medaphis Common Stock, subject to negotiation and definitive documentation of other terms and conditions of the settlement. The Company recorded a litigation settlement charge of $21.3 million in the quarter ended June 30, 1998 in connection with this agreement in principle. The charge reflects 3.2 million shares of Medaphis Common Stock valued at the fair value per share on the date on which the material terms of the agreement in principle was reached. The Company classified the entire $21.3 million liability associated with the proposed settlement as noncurrent since such obligation will be settled with Common Stock rather than current assets and the exact timing of the payments of claims pursuant to such settlement is not determinable.

     On November 9, 1998, the parties entered into a letter of intent with respect to the settlement of the BSG Principals' claims. The terms of the letter of intent, which vary from the previously announced agreement in principle, provide for the payment by the Company to the BSG Principals of 4.5 million shares of the Company's Common Stock and $2.5 million in cash, to be funded by the Company's officers and directors' and officers' liability insurance. The settlement is subject to the consent and approval of the Company's insurer and its funding of the cash portion of the settlement. Based on the price of the Company's Common Stock on the date of the letter of intent, the settlement would result in a charge of approximately $17.7 million, $2.5 million of which would be funded by insurance. Since the Company had previously estimated this liability at $21.3 million, the Company will reduce this liability in the fourth quarter of 1998 by $3.6 million.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint was brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis Common Stock. In general, the complaint alleged common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleged breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage and declaratory judgement. Defendants filed a motion to dismiss the complaint. On September 29, 1998, the Court granted Defendants' motion to dismiss with respect to all securities law, fraud and tort claims. Plaintiffs' claims for breach of contract and declaratory judgement remain outstanding. Plaintiffs have sought leave to file a supplemental amended complaint asserting solely the contract and declaratory judgment claims, and seeking rescission of the merger agreement and return of all MMS shares, damages in excess of $100 million, and voiding of various non-compete covenants and contract provisions between Medaphis and plaintiffs. The

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

Company expects that discovery, which had been stayed pending resolution of the motion to dismiss, will commence in the near term. The Company is unable to estimate a possible range of loss.

     On August 12, 1997, George D. Stickle filed a putative class action complaint against Medaphis, Randolph W. Brown, Michael R. Cote and James S. Douglass in the United States District Court for the Northern District of Georgia. The complaint asserted claims under the Exchange Act on behalf of all persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint also asserted claims under the Securities Act on behalf of a subclass consisting of all persons and entities who, in connection with the merger of the Company and HDS, acquired options to purchase shares of Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint sought rescission, unspecified rescissory and compensatory damages, and interest, fees and other costs. The parties entered into a Stipulation and Agreement of Settlement dated June 26, 1998 (the "Stickle Stipulation") to settle the Stickle putative class action suit on a class wide basis for $137,500 in cash (to be paid by the Company's directors' and officers' liability insurance carrier) and 61,553 shares of Medaphis Common Stock. The Company recorded a litigation settlement charge of approximately $0.4 million in the quarter ended June 30, 1998 in connection with this agreement. On June 26, 1998, the court entered an order substituting Peter Gladkin as lead plaintiff in lieu of George Stickle, granted preliminary approval of the settlement and conditionally certified the class for settlement purposes only. On September 29, 1998, the court granted final approval to the settlement and ordered all claims dismissed.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits. A number of the former stockholders of Rapid Systems Solutions, Inc. ("RSSI"), a company acquired by the Company in 1996, opted out of the settlement of the 1996 Class Action against the Company and made claims against the Company, alleging securities fraud and other potential causes of action in connection with the acquisition. The Company has settled with each of such former RSSI stockholders for a total of $444,000 in cash, in the aggregate, to be funded by the Company's directors' and officers' liability insurer and the forgiveness of certain indebtedness. The Company recorded a litigation settlement charge of $1.2 million in the quarter ended September 30, 1998 in connection with this settlement.

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that it was conducting a formal, non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ended September 30, 1996 and its restated consolidated financial statements for the three months and year ended December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996, and June 30, 1996. In addition, the Company believes that the Commission is investigating the Company's restatement of its interim financial statements for each quarter of 1996 and the November 19, 1997 and December 23, 1997 restatements of the Company's financial statements. The Company has cooperated with the Commission in its investigation and will continue to do so.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 5 -- RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                        THREE MONTHS       NINE MONTHS
                                                           ENDED              ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                      ----------------   ----------------
                                                       1998     1997      1998     1997
                                                      ------   -------   ------   -------
                                                                (IN THOUSANDS)
Restructuring costs.................................  $   --   $ 5,465   $  325   $ 5,465
Property and equipment impairment...................      --     6,959       --     6,959
Legal costs.........................................   1,814       600    2,504     2,600
Pooling charges.....................................      --       (46)      --       (46)
Severance costs.....................................     511       859    1,436     1,683
Other...............................................   1,459        --    1,515        --
                                                      ------   -------   ------   -------
                                                      $3,784   $13,837   $5,780   $16,661
                                                      ======   =======   ======   =======

     Restructuring Costs. In June 1998, the Company recorded approximately $0.3 million of restructuring costs for the consolidation of several corporate and operating division departments to eliminate redundant activities. These costs relate to severance costs for approximately 20 employees who had been notified of their termination and related benefits.

     In August 1997, the Company adopted a plan to combine the operations of its technology companies into Per-Se Technologies (the "Per-Se Restructuring"). In connection with the Per-Se Restructuring, the Company recorded charges of $2.7 million for the costs associated with the termination of certain leases and $1.1 million for severance costs related to employees who had been notified of their termination by September 30, 1997. In addition, the Company reevaluated the adequacy of the reserves established for the MPSC office consolidations and recorded a charge of $1.7 million.

     The description of the type and amount of restructuring costs recorded and applied against each reserve in the nine months ended September 30, 1998 is as follows:

                                              RESERVE                    COSTS       RESERVE
                                              BALANCE                   APPLIED      BALANCE
                                            DECEMBER 31,    RESERVE     AGAINST   SEPTEMBER 30,
                                                1997       ADJUSTMENT   RESERVE       1998
                                            ------------   ----------   -------   -------------
                                                              (IN THOUSANDS)
Lease termination costs...................     $8,015         $ --      $(2,005)     $6,010
Severance.................................      1,357          325       (1,437)        245
                                               ------         ----      -------      ------
                                               $9,372         $325      $(3,442)     $6,255
                                               ======         ====      =======      ======

     Property and Equipment Impairment. During the quarter ended September 30, 1997, the Company assessed the recoverability of certain of its property and equipment and recorded a charge for impairment losses of $7.0 million.

     Legal Costs. In the three and nine months ended September 30, 1998, the Company recorded charges of $0.1 million and $0.8 million, respectively, for the legal and administrative fees, costs and expenses associated with various legal matters described in Note 4. In the three and nine months ended September 30, 1997, the Company recorded charges of $0.6 million and $2.6 million, respectively, for the legal and administrative fees, costs and expenses associated with the same legal matters.

     In addition, the Company settled various legal matters for $1.7 million in the third quarter of 1998.

     Severance Costs. The Company recorded charges of $0.5 million and $1.4 million in the three and nine months ended September 30, 1998, respectively, for severance costs associated with former executive

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
management. The Company had recorded $0.9 million and $1.7 million in the three and nine months ended September 30, 1997, respectively, for severance costs associated with former executive management.

NOTE 6 -- INCOME TAXES

     INCOME TAXES. Based on recent events and the current operating forecast, the Company reassessed the recoverability of its deferred tax asset at September 30, 1998. Based on its analysis, the Company determined a full valuation allowance of $67.6 million against the deferred tax asset was required. If, during the future periods, management believes the Company will generate sufficient taxable income to realize the deferred tax asset, then the Company will adjust this valuation reserve accordingly.

NOTE 7 -- LONG TERM DEBT

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

     Payment of principal, of premium, if any, and interest on the Notes is fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain insignificant foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets, separate from its investment in subsidiaries. Any non-guarantor subsidiaries are inconsequential individually and in the aggregate to the consolidated financial statements.

     The Company also entered into a new $100 million credit facility (the "Credit Facility") on February 20, 1998. The Company has the option of making "LIBOR" based loans or "base rate" loans under the Credit Facility. LIBOR based loans bear interest at LIBOR plus 3.0%. Base rate loans bear interest at prime plus 1.75%. In addition, the Company pays a quarterly commitment fee on the unused portion of the Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. The Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayment of the Notes and those requiring maintenance of minimum net worth, minimum EBITDA (as defined), minimum interest coverage and maximum leverage. Availability under the Credit Facility is determined by the Company's Borrowing Base (as defined). Amounts outstanding under the Credit Facility will be due on February 20, 2001. At September 30, 1998, the Company had $47 million in borrowings outstanding under the Credit Facility at interest rates ranging from 8.0% to 8.2%.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     On October 15, 1998, the Company entered into a definitive agreement with NCO Group, Inc. for the sale of the Company's Hospital Services segment for up to $117.5 million in cash. The Company expects the sale to be consummated prior to December 15, 1998, but there can be no assurance that the sale will be consummated. If consummated, a portion of the net proceeds of the sale will be used to pay off the Credit Facility in full. Under the Indenture governing the Notes, the balance of the net sale proceeds must be reinvested in the Company's business within 360 days after the sale. To the extent that proceeds are not so reinvested, the Company is required to offer to repurchase Notes at par with such proceeds.

     On October 16, 1998, the Company entered into a letter agreement with the requisite lenders under the Credit Facility which, among other things, contained: (i) a waiver concerning the GFS Investigation and the California Investigation including the acknowledgment that neither investigation settlement is expected to have a material adverse effect; (ii) a waiver concerning the Company's compliance with the financial covenants for the fiscal quarter ended September 30, 1998 provided that the Hospital Services segment is sold on or before December 15, 1998; and (iii) a consent to the sale of the Hospital Services segment provided that the net disposition proceeds are used immediately upon closing of the sale to pay in full the obligations outstanding under the Credit Facility. The letter agreement also contained the First Amendment to the Credit Facility which, among other things, changed the margin on Base Rate and LIBOR loans to 1.75% and 3.0% per annum, respectively. The letter agreement is included as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENTS

     In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statements of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in the first quarter of 1998. In March 1998, the AICPA issued SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition," ("SOP 98-4"). SOP 98-4 defers for one year the application of certain passages in SOP 97-2. The Company had historically recorded the revenue associated with software licenses upon shipment of the product and when no significant contractual obligations remained outstanding. The adoption of SOP 97-2 changes the way the Company records revenue for its ULTICARE(R) software license sales only from upon delivery to a percentage-of-completion method over the life of the installation period. As of September 30, 1998, the Company had not sold any ULTICARE licenses that required installation; therefore, the adoption of SOP 97-2 has had no material impact on the Company's operating results for the nine months ended September 30, 1998. SOP 97-2 will not materially impact the pattern of revenue recognition for all of the Company's other software sales.

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company's net loss, as presented in the Consolidated Statements of Operations, approximates the Company's other comprehensive income amount, as defined, for all periods presented.

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1, provides guidance on the accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe SOP 98-1 will have a material impact on the Company's results of operations.

     In June 1998, the AICPA issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes guidance on the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and is effective for financial statements for all fiscal quarters of fiscal years beginning after June \15, 1999. The Company does not believe that SFAS 133 will have a material impact on the Company's results of operations.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 9 -- SEGMENT REPORTING

     Medaphis provides its services and products through the Physician Services segment, Per-Se Technologies ("Per-Se") and Impact Innovations ("Impact"). The Physician Services segment provides business management services and claims processing to physicians including the collection of clinical data, data input, medical coding, billing, cash collections and accounts receivable management. Per-Se provides application software and system integration services to healthcare markets. Impact provides full-service systems integration, information technology consulting and tailored software development to service-oriented markets such as energy, communications and financial services. Healthcare Recoveries, Inc. ("HRI") provided subrogation and related recovery services primarily to healthcare payors. HRI was sold on May 28, 1997.

     Medaphis evaluates each segment's performance based on its operating profit or loss. The Company also accounts for inter-segment sales as if the sales were to third parties.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     The Company's reportable segments are strategic business units that offer different products and services. The Per-Se segment includes the results of the newly formed Electronic Commerce group, for all periods presented. Some parts of this group had previously been included in the Physician and Hospital Services segments. Information concerning the operations in these reportable segments is as follows:

                                                 THREE MONTHS            NINE MONTHS
                                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                             --------------------   ---------------------
                                               1998        1997       1998        1997
                                             ---------   --------   ---------   ---------
                                                            (IN THOUSANDS)
Revenue:
  Physician Services.......................  $  62,534   $ 59,419   $ 202,235   $ 205,791
  Per-Se...................................     19,447     24,479      64,454      69,002
  Impact...................................     19,375     27,346      62,078      78,993
  HRI......................................         --         --          --      14,720
  Eliminations.............................        (47)       (35)       (357)       (105)
                                             ---------   --------   ---------   ---------
                                             $ 101,309   $111,209   $ 328,410   $ 368,401
                                             =========   ========   =========   =========
Operating profit(1):
  Physician Services.......................  $  (9,856)  $(11,920)  $  (5,391)  $  (5,578)
  Per-Se...................................     (9,152)     1,520      (6,217)     12,423
  Impact...................................     (2,174)    (3,879)       (404)     (4,370)
  HRI......................................         --         --          --       3,685
  Corporate................................     (8,439)    (8,550)    (23,844)    (27,193)
                                             ---------   --------   ---------   ---------
                                             $ (29,621)  $(22,829)  $ (35,856)  $ (21,033)
                                             =========   ========   =========   =========
Interest expense, net......................  $   6,196   $  7,241   $  18,410   $  19,411
                                             =========   ========   =========   =========
Restructuring and other charges (including
  intangible asset impairment and
  litigation settlements):
  Physician Services.......................  $ 410,458   $  4,894   $ 410,458   $   6,894
  Per-Se...................................        (50)     3,253         112       3,253
  Impact...................................      2,014      2,430       2,403       2,430
  HRI......................................         --         --          --          --
  Corporate................................      1,503     55,760      24,823      56,584
                                             ---------   --------   ---------   ---------
                                             $ 413,925   $ 66,337   $ 437,796   $  69,161
                                             =========   ========   =========   =========
Loss before income taxes...................  $(449,742)  $(96,407)  $(492,062)  $(109,605)
                                             =========   ========   =========   =========
Depreciation and amortization:
  Physician Services.......................  $   7,355   $  8,546   $  23,500   $  25,851
  Per-Se...................................      2,325      1,756       6,921       4,920
  Impact...................................        888      1,118       3,175       3,292
  HRI......................................         --         --          --         401
  Corporate................................        968        502       2,742       1,364
                                             ---------   --------   ---------   ---------
                                             $  11,536   $ 11,922   $  36,338   $  35,828
                                             =========   ========   =========   =========
Capital expenditures:
  Physician Services.......................  $     763   $  2,093   $  12,822   $   3,863
  Per-Se...................................        593        720       3,382       2,129
  Impact...................................        335        949         963       2,045
  HRI......................................         --         --          --         108

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                 THREE MONTHS            NINE MONTHS
                                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                             --------------------   ---------------------
                                               1998        1997       1998        1997
                                             ---------   --------   ---------   ---------
                                                            (IN THOUSANDS)
  Corporate................................        422      1,011       2,164       1,555
                                             ---------   --------   ---------   ---------
                                             $   2,113   $  4,773   $  19,331   $   9,700
                                             =========   ========   =========   =========

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................    $142,863        $563,884
  Per-Se....................................................      64,343          75,964
  Impact....................................................      25,566          31,359
  Corporate(2)..............................................     125,469         190,004
                                                                --------        --------
                                                                $358,241        $861,211
                                                                ========        ========

---------------

(1) Excludes restructuring and other charges, litigation settlements, intangible asset impairment and interest expense.
(2) Includes net assets of $91,249 and $90,865 related to the discontinued operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Medaphis Corporation, a corporation organized in 1985 under the laws of the State of Delaware ("Medaphis" or the "Company"), is a leader in delivering healthcare information and business management services, together with enabling technologies in selected industries. Medaphis believes it is well-positioned to capitalize on the healthcare industry trends toward consolidation, managed care and cost containment through a broad range of services and products that enable customers to provide quality patient care efficiently and cost effectively. Servicing approximately 20,000 physicians and 1,500 hospitals, predominantly in North America, the Company's large client base and national presence further support the Company's competitive position. Medaphis provides its services and products through its Physician Services segment, Per-Se Technologies ("Per-Se") and Impact Innovations ("Impact").

     The Physician Services segment provides a range of business management services to physicians, including clinical data collection, data input, medical coding, billing, cash collections and accounts receivable management. These services are designed to assist customers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staffs to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens. Per-Se provides application software and a broad range of information technology and consulting services to healthcare providers. Impact provides system integration services to service-oriented markets such as energy, communications and financial services.

     Medaphis markets its services and products primarily to integrated healthcare delivery networks, hospitals, physician practices, long-term care facilities, home health providers and managed care providers.

RESULTS OF OPERATIONS

     The following table presents certain items reflected in the Company's consolidated statements of operations as a percentage of revenue:

                                                     THREE MONTHS        NINE MONTHS
                                                         ENDED              ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                    ---------------    ---------------
                                                     1998     1997      1998     1997
                                                    ------    -----    ------    -----
Revenue...........................................   100.0%   100.0%    100.0%   100.0%
Salaries and wages................................    76.3     72.3      67.7     64.5
Other operating expenses..........................    41.6     37.5      32.1     31.4
Depreciation......................................     6.2      6.0       6.0      5.2
Amortization......................................     5.2      4.8       5.0      4.5
Interest expense, net.............................     6.1      6.5       5.6      5.3
Intangible asset impairment.......................   385.6      0.0     118.9      0.0
Litigation settlements............................    19.2     47.2      12.6     14.3
Restructuring and other charges...................     3.7     12.4       1.8      4.5
                                                    ------    -----    ------    -----
Loss before income taxes..........................  (443.9)   (86.7)   (149.7)   (29.7)
Income tax expense (benefit)......................    66.7    (13.2)     19.1     (5.4)
                                                    ------    -----    ------    -----
Loss from continuing operations...................  (510.6)   (73.5)   (168.8)   (24.3)
Income from discontinued operation, net of tax....     1.3      0.4       1.1      1.2
Extraordinary items, net of tax...................     0.0      0.0      (1.7)    20.7
                                                    ------    -----    ------    -----
Net loss..........................................  (509.3)%  (73.1)%  (169.4)%   (2.4)%
                                                    ======    =====    ======    =====

  Three months ended September 30, 1998 compared to three months ended September 30, 1997

     REVENUE. Revenue classified by the Company's different operating segments is as follows:

                                                                     THREE MONTHS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                           ---------------------------------
                                                                1998              1997
                                                           ---------------   ---------------
                                                                    (IN THOUSANDS)
Physician Services.......................................     $ 62,534          $ 59,419
Per-Se...................................................       19,447            24,479
Impact...................................................       19,375            27,346
Eliminations.............................................          (47)              (35)
                                                              --------          --------
                                                              $101,309          $111,209
                                                              ========          ========

     Physician Services' revenue increased by 5.2% for the three month period ended September 30, 1998 as compared with the three month period ended September 30, 1997. The Company performed a detailed review to update the assumptions and methodology underlying the calculation of accounts receivable, unbilled in the third quarter of 1997. Excluding the adjustment to revenue of $10.7 million in the third quarter of 1997, as a result of the review, Physician Services' revenue would have decreased by 10.8% for the three month period ended September 30, 1998 as compared with the three month period ended September 30, 1997. The decrease is attributable to the operating problems at Gottlieb's Financial Services, Inc. ("GFS") related to the change to a manual coding process and an increase in client losses within the entire Physician Services segment which exceeded management's expectations. In addition, the Physician Services segment continues to be affected by the revenue pressures on the physician accounts receivable operations resulting from an increase in managed care. As further discussed below, management believes the client losses and revenue pressures will continue in the near future.

     Per-Se's revenue decreased by 20.6% during the three months ended September 30, 1998 as compared with the same period for the prior year. The decrease is primarily a result of a slowdown in software license fees in the patient scheduling product line. Management believes this decline is due to certain technical problems with a release within the patient scheduling product line. The Company believes these problems have been corrected and Per-Se is in the process of rebuilding its relationship with its clients which will allow Per-Se to expand its reference base for new sales. The decrease in revenue is also a result of Per-Se not selling any Patient1 software licenses in this period as compared to $4.2 million in the same period last year.

     The 29.1% decrease in Impact's revenue for the quarter ended September 30, 1998 as compared to the same period in 1997 is primarily a result of the Company's decision late in 1997 to downsize this segment which created less billable hours in 1998. This segment was downsized in 1997 principally to obtain efficiencies, but also to reduce unproductive billable staff since growth in the business had not occurred as quickly as planned.

     OPERATING PROFIT (LOSS). Operating profit (loss), which excludes restructuring and other charges, litigation settlements, intangible asset impairment and interest expense, classified by the Company's different operating segments is as follows:

                                                                     THREE MONTHS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                           ---------------------------------
                                                                1998              1997
                                                           ---------------   ---------------
                                                                    (IN THOUSANDS)
Physician Services.......................................     $ (9,856)         $(11,920)
Per-Se...................................................       (9,152)            1,520
Impact...................................................       (2,174)           (3,879)
Corporate................................................       (8,439)           (8,550)
                                                              --------          --------
                                                              $(29,621)         $(22,829)
                                                              ========          ========

     The operating loss for Physician Services in the third quarter of 1998 was $9.9 million as compared to only $1.2 million in the third quarter of 1997, excluding the previously mentioned adjustment to accounts receivable, unbilled. This increase in the operating loss for the Physician Services division is directly attributable to the revenue declines resulting from various operational issues at GFS and client losses throughout the segment. Additionally, the operating loss for the three months ended September 30, 1998 was impacted by a $4.0 million increase in the allowance for doubtful accounts receivable. On July 19, 1998, FPA Medical Management and certain affiliates ("FPA") filed for protection under Chapter 11 of the United States Bankruptcy Code. GFS is a principal vendor to FPA. On August 18, 1998, the Bankruptcy Court entered an Order authorizing FPA to assume certain vendor contracts, including GFS's contract. The Company has been paid all pre-petition receivables an is continuing to provide services to FPA under the contract. There can be no assurance that FPA will continue to perform its obligations or that FPA will not seek to liquidate under Chapter 7 of the Bankruptcy Code. The failure of FPA to perform its obligations could have material adverse effect on GFS.

     The operations of Per-Se have been impacted by the previously mentioned decline in software license sales, increased investments in new product development and reserve adjustments. During the third quarter of 1998, Per-Se increased its reserves for bad debts by $7.3 million related to various receivables and for a significant client which sought bankruptcy protection during the quarter. In the third quarter of 1997, Per-Se recorded charges of $4.7 million to adjust accounts receivable, unbilled for unanticipated collection issues on certain contracts. On Jule 21, 1998 Allegheny Health, Education and Research Foundation and ceratin affiliate (the "Debtor") filed for protection under Chapter 11 on the United States Bankruptcy Code. Two of the Company's affiliates have contracts with the Debtor and are among the Debtor's twenty largest unsecured creditors. To date, the Debtor has not rejected the Company's contracts. However, the Company expects that the Debtor will reject the contracts and that the Company will have to seek to recover pre-peition amounts outstanding as a general unsecured creditor. There can be no assurance that the Company will realize any of these outstanding amounts. The Company has reserved all pre-petition accounts receivable amounts.

     The decrease in Impact's operating loss for the quarter ended September 30, 1998 as compared to the same period in 1997 is primarily a result of the Company's decision late in 1997 to downsize this segment which created management efficiencies and reduced the number of unproductive billable staff.

     The Company's corporate overhead costs have decreased slightly over the prior year. Management is committed to continually monitor its overhead costs to create efficient processes and reduce costs where possible. Currently, management is in the process of reducing costs in the payroll processing area where management has made the decision to outsource its payroll processing function. Depreciation expense will increase approximately $1.5 million over the next two quarters as the Company fully depreciates the remaining cost of the current payroll processing system over its shortened remaining useful life. However, after the new processing system is in place, the Company expects an overall reduction in its payroll processing costs.

     INTEREST. Net interest expense was $6.2 million in the third quarter of 1998 as compared with $7.2 million in the third quarter of 1997. The $7.2 million of interest expense in the third quarter of 1997 includes $2.3 million of expense associated with warrants issued in connection with the Company's debt facility during that period. The Company entered into a new debt facility on December 23, 1997, therefore, these warrants never became exercisable. Excluding these warrants, net interest expense would have increased by $1.3 million due to higher debt outstanding.

     INTANGIBLE ASSET IMPAIRMENT. At September 30, 1998, the Company recorded an intangible asset impairment charge of $390.6 million to adjust the intangible assets of the Physician Services segment to their fair value. As previously disclosed, management continually monitors its results of operations and other developments within the industry to adjust its cash flow forecast, as necessary, to determine if an adjustment is necessary to the carrying value of the Company's intangible assets.

     During the third quarter of 1998, management of the Company believed there were events and changes in circumstances that warranted a re-assessment as to whether the carrying amount of the intangible assets for the Physician Services segment was still recoverable. These events included: (i) a continual increase in the segment's operating losses due primarily to client losses; (ii) significant litigation charges within the Physician

Services segment; and (iii) absence of revenue growth within the Physician Services segment. Therefore, in accordance with applicable accounting rules, management prepared a 40 year undiscounted cash flow analysis to determine if these intangible assets were still recoverable. Management prepared the analysis with assumptions that reflected its current outlook on the business. In all instances, management believes the assumptions inherent in the analysis were reasonable and supportable. The following key assumptions were used in management's undiscounted cash flow analysis: (i) revenue was forecasted to decline over the next five years and then remain flat; (ii) EBITDA margin was forecasted to continue to decrease in 1999, increase slightly over the following four years and then stabilize at a moderate margin over the remaining life of the asset; and (iii) capital spending would be maintained in the range of 3% of revenue. Since the undiscounted cash flow model showed an impairment of the Company's long-lived assets, the Company used a discounted cash flow model to measure the fair value of these long-lived assets which was consistent with the Company's policy. The fair value calculation determined that the fair value of the long-lived assets was approximately $63 million. The Company wrote-off the value of its longest lived assets first, which resulted in the write-off of all of the Physician Services segment's goodwill and a portion of the value of its client lists. As a result of this impairment charge, the Company reduced the estimated useful life of its remaining intangible assets for the Physician Services segment to 10 years.

     LITIGATION SETTLEMENTS. During the third quarter of 1998, the Company successfully negotiated agreements to resolve the investigations of the Company's billing and collection practices in California and a settlement in principle of allegations involving billing and collection practices at GFS. Medaphis will pay approximately $12.5 million before year end and an additional $7.0 million in two equal payments of $3.5 million in 1999 and 2000. Settlement has been reached with all parties in connection with the California Investigation and is subject to final approval by the State of California and court approval. An agreement in principle based on the Company's ability to pay, subject to definitive documentation and final approval by the United States, has been reached in connection with the GFS Investigation.

     In the prior year's comparable quarter, the Company had recorded a litigation settlement charge of $52.5 million for the settlement of a class action legal matter brought against the Company in 1996.

     RESTRUCTURING AND OTHER CHARGES. The Company did not record any restructuring costs during the third quarter of 1998 as compared to $5.5 million of restructuring costs recorded during the third quarter of 1997. These costs in 1997 were primarily for the Company's August 1997 plan to consolidate its technology companies (the "Per-Se Restructuring"). As of September 30, 1998, management has decided not to continue with the Per-Se Restructuring and management is currently assessing the strategic alternatives for Impact.

     The Company incurred other charges of approximately $3.8 million and $8.4 million in the three-month period ended September 30, 1998 and 1997, respectively. The 1998 amounts included: (i) $1.8 million of legal costs primarily associated with the settlement of certain legal matters; (ii) $0.5 million for severance costs associated with former executive management; and
(iii) $1.5 million for the loss recorded on the sale of the data warehousing software group of Impact. The 1997 charges were comprised of the following amounts: (i) $7.0 million in non-cash property and equipment impairment charges associated with the Per-Se Restructuring and the Company's assessment of the recoverability of certain of its long-lived assets; (ii) $0.6 million for legal costs associated with various legal matters (see Note 4 of the Notes to Consolidated Financial Statements); and (iii) $0.8 million associated with severance costs associated with former executive management.

     INCOME TAXES. Based on recent events and the current operating forecast, the Company reassessed the recoverability of its deferred tax asset at September 30, 1998. Based on its analysis, the Company determined a full valuation allowance of $67.6 million against the deferred tax asset was required. If, during the future periods, management believes the Company will generate sufficient taxable income to realize the deferred tax asset, then the Company will adjust this valuation reserve accordingly.

     Effective income tax rates for the prior period presented vary from statutory rates primarily as a result of nondeductible goodwill associated with merger transactions consummated by the Company in previous years.

     DISCONTINUED OPERATION. On October 15, 1998, the Company entered into a definitive agreement to sell its Hospital Services segment, which provides business management services and bad debt collections to approximately 1,200 hospital clients, to NCO Group, Inc. for up to $117.5 million. In accordance with the agreement, $107.5 million is payable at closing and an additional purchase price adjustment of up to $10.0 million is payable subject to the achievement of various operational targets in 1999. The sale is subject to regulatory approval, but is expected to be consummated by December 15, 1998.

     Pursuant to Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been presented to reflect the Hospital Services segment as discontinued operations. The net operating results of the segment have been reported in the Consolidated Statements of Operations as "Income from discontinued operation"; the net assets have been reported in the Consolidated Balance Sheets as "Net assets of discontinued operation"; and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash provided by (used for) discontinued operation".

     Summarized financial information for the discontinued operation for the three months ended September 30, 1998 and 1997 is as follows:

                                                                THREE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Revenue.....................................................  $29,124   $23,840
Income from discontinued operation, net of tax of $943 and
  $331......................................................    1,356       477

  Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

     REVENUE. Revenue classified by the Company's different operating segments is as follows:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $202,235   $205,791
Per-Se......................................................    64,454     69,002
Impact......................................................    62,078     78,993
HRI.........................................................        --     14,720
Eliminations................................................      (357)      (105)
                                                              --------   --------
                                                              $328,410   $368,401
                                                              ========   ========

     Excluding the previously discussed revenue adjustment for accounts receivable, unbilled, Physician Services' revenue decreased 6.6% for the nine-month period ended September 30, 1998 as compared with the nine-month period ended September 30, 1997. The previously discussed operating issues at GFS and client losses contributed to the decline in revenue.

     Per-Se's revenue decreased 6.6% during the nine months ended September 30, 1998 as compared with the same period for the prior year. The decrease is primarily a result of the previously discussed issues with Per-Se's patient scheduling product and a decrease in the sales of the Patient1 product in 1998. Per-Se has grown its pipeline for Patient1 and currently is one of two finalists on several proposals.

     In addition to growing its customer base for its existing software products, management of Per-Se is expecting to grow future revenue through its newly formed Electronic Commerce group ("E-Commerce"). The Company is transforming this business from internal cost centers within the Physician and Hospital Services segments to a revenue producing operating unit within Per-Se. Management anticipates this business will grow next year with positive operating and cash flow margins.

     The 21.4% decrease in the Impact's revenue is primarily a result of the Company's decision in late 1997 to downsize this segment which created less billable hours in the nine months ended September 30, 1998 as compared to the same period in 1997. This segment was downsized in 1997 principally to obtain management efficiencies, but also to reduce unproductive billable staff since growth in the business had not occurred as quickly as had been planned.

     Medaphis divested Healthcare Recoveries, Inc. ("HRI") in May 1997 through an initial public offering of 100% of its stock.

     OPERATING PROFIT (LOSS). Operating profit (loss) classified by the Company's different operating segments is as follows:

                                                                       NINE MONTHS
                                                                          ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                  1998            1997
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Physician Services..........................................    $ (5,391)       $ (5,578)
Per-Se......................................................      (6,217)         12,423
Impact......................................................        (404)         (4,370)
HRI.........................................................          --           3,685
Corporate...................................................     (23,844)        (27,193)
                                                                --------        --------
                                                                $(35,856)       $(21,033)
                                                                ========        ========

     The operating loss for Physician Services for the nine months ended September 30, 1998 was $5.4 million compared to a $5.1 million operating profit for the nine months ended September 30, 1997, excluding the previously mentioned adjustment to the accounts receivable unbilled account. This increase in the operating loss for the Physician Services division is directly attributable to revenue declines resulting from various operational issues at GFS and client losses throughout the segment as well as increases in the reserve for bad debts.

     The operating profit for Per-Se for the nine months ended September 30, 1998 has been impacted negatively by the previously mentioned decline in software license sales, increased investments in new product development, increases in general and administrative costs and reserve adjustments.

     The decrease in Impact's operating loss for the nine-month period ended September 30, 1998 as compared to the same period in 1997 is primarily a result of the Company's decision late in 1997 to downsize this segment which created management efficiencies and reduced the number of unproductive billable staff.

     The Company's corporate overhead costs have decreased by 12.3% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This reduction is primarily the result of less professional services fees and a reduction of headcount resulting from process improvement initiatives. Management is committed to continually monitor its overhead costs to create efficient processes and reduce costs where possible.

     INTEREST. Net interest expense decreased by approximately $1 million for the nine-month period ended September 30, 1998 as compared to the nine-month period ended September 30, 1997. See management's discussion in "Three months ended September 30, 1998 compared to three months ended September 30, 1997."

     INTANGIBLE ASSET IMPAIRMENT. See management's discussion in "Three months ended September 30, 1998 compared to three months ended September 30, 1997."

     LITIGATION SETTLEMENTS. In addition to the previously mentioned $19.5 million settlements of the federal investigations during the third quarter of 1998, the Company has agreed, in principle, to the material terms to settle three outstanding legal matters which aggregated $21.9 million in the second quarter of 1998. The Company has agreed, in principle, to settle these matters primarily with Common Stock. In the comparable prior year's period, the Company recorded a litigation settlement charge of $52.5 million for the settlement of a class action legal matter brought against the Company in 1996. See Note 4 of the Notes to Consolidated Financial Statements where the 1998 settlements in principle are discussed in detail.

     RESTRUCTURING AND OTHER CHARGES. The Company recorded restructuring costs of $0.3 million in the nine months ended September 30, 1998 for the severance costs associated with the downsizing of several corporate departments as compared to $5.5 million of restructuring costs recorded in the nine-month period ended September 30, 1997. These costs in 1997 were primarily for the Per-Se Restructuring. As of September 30, 1998, management has decided not to continue with the Per-Se Restructuring and management is currently assessing the strategic alternatives for Impact.

     As of September 30, 1998, the Company had accrued, but had not yet paid, expenses of approximately $6.3 million, in connection with the various restructurings undertaken over the past few years. Such amounts consist primarily of estimated lease termination costs which will be paid in varying amounts through 2005.

     The Company incurred other charges of approximately $5.5 million and $11.2 million in the nine-month period ended September 30, 1998 and 1997, respectively. The 1998 amounts included: (i) $2.5 million of legal costs consisting of an increase to the Company's legal reserves for the legal and administrative fees, costs and expenses associated with various legal matters (see Note 4 of the Notes to Consolidated Financial Statements) as well as the settlement of certain pending matters; (ii) $1.5 million for severance costs associated with former executive management; and (iii) $1.5 million for the loss recorded on the sale of the data warehousing software group of impact. The 1997 charges were comprised of the following amounts: (i) $7.0 million in non-cash property and equipment impairment charges associated with the Per-Se Restructuring and the Company's assessment of the recoverability of certain of its long-lived assets; (ii) $2.6 million for legal costs associated with various legal matters (see Note 4 of the Notes to Consolidated Financial Statements); and (iii) $1.6 million associated with severance costs associated with former executive management.

     INCOME TAXES. See management's discussion in "Three months ended September 30, 1998 compared to three months ended September 30, 1997."

     DISCONTINUED OPERATION. See management's discussion in "Three months ended September 30, 1998 compared to three months ended September 30, 1997."

     Summarized financial information for the discontinued operation for the nine months ended September 30, 1998 and 1997 is as follows:

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Revenue.....................................................  $81,081   $72,410
Income from discontinued operation, net of tax of $2,562 and
  $2,993....................................................    3,687     4,306

     EXTRAORDINARY ITEM. The Company used the proceeds from the February 1998 issuance of $175 million of senior notes and the Credit Facility, as defined below, to redeem the notes evidencing the Company's previous debt facility. The Company recorded a charge of $5.6 million, net of tax of $3.6 million, to write-off the unamortized costs associated with the previous debt facility.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $50.3 million at September 30, 1998, including $10.8 million of cash.

     The Company's operating activities used $6.4 million of cash during the nine months ended September 30, 1998 as compared with $7.2 a use of million during the nine months ended September 30, 1997. The increase in the Company's operating cash flows resulted primarily from aggressive collection of the Company's accounts receivable.

     Purchases of property and equipment were $19.3 million in the first nine months of 1998 compared to $9.7 million in the prior year comparable period. The increase reflects the purchase for approximately $9 million of certain real property that the Company previously leased.

     On February 20, 1998, the Company sold $175 million of 9 1/2% Senior Notes due 2005 (the "Notes"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1998. The Notes will mature on February 15, 2005. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2002, at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest. In addition, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the original principal amount of the Notes at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least $100 million aggregate principal amount of the Notes remain outstanding immediately following any such redemption.

     Payment of principal, of premium, if any, and interest on the Notes is fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain insignificant foreign subsidiaries, have provided guarantees and the parent company does not have any significant operation or assets, separate from its investment in subsidiaries. Any non-guarantor subsidiaries are insignificant individually and in the aggregate to the consolidated financial statements.

     The Company also entered into a new $100 million credit facility (the "Credit Facility") on February 20, 1998. The Company has the option of making "LIBOR" based loans or "base rate" loans under the Credit Facility. LIBOR based loans bear interest at LIBOR plus 3.0%. Base rate loans bear interest at prime plus 1.75%. In addition the Company pays a quarterly commitment fee on the unused portion on the Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. The Credit Facility contains financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayment of the Notes and those requiring maintenance of minimum net worth, minimum EBITDA (as defined) and minimum interest coverage and limiting leverage. Availability under the Credit Facility is determined by the Company's Borrowing Base (as defined). Amounts outstanding under the Credit Facility will be due on February 20, 2001. At September 30, 1998, the Company had $47 million in borrowing outstanding under the Credit Facility at interest ranging from 8.0% to 8.2%.

     On October 16, 1998, the Company entered into a letter agreement with the requisite lenders under the Credit Facility which, among other things, contained: (i) a waiver concerning the GFS Investigation and the California Investigation including the acknowledgment that neither investigation settlement is expected to have a material adverse effect; (ii) a waiver concerning the Company's compliance with the financial covenants for the fiscal quarter ended September 30, 1998 provided that the Hospital Services segment is sold on or before December 15, 1998; and (iii) a consent to the sale of the Hospital Services segment provided that the net disposition proceeds are used immediately upon closing of the sale to pay in full the obligations outstanding under the Credit Facility. The letter agreement also contained the First Amendment to the Credit Facility which, among other things changed the margin on Base Rate and LIBOR loans to 1.75% and 3.0% per annum, respectively.

     The Company entered into a definitive agreement to sell its Hospital Services segment to the NCO Group, Inc. on October 15, 1998. Under the terms of the agreement, the Company will receive up to $117.5 million for the sale, $107.5 million payable at Closing and an additional purchase price adjustment of up to $10.0 million subject to the achievement of various operational targets in 1999. The transaction is subject to regulatory approval and is expected to be consummated by December 15, 1998.

     The Company will use the proceeds from the sale of its Hospital Services segment to pay down its existing obligations under the Credit Facility. The Company believes that the excess cash obtained from the sale of the Hospital Services segment and anticipated cash flow from operations will be sufficient to permit the Company to meet its operating expenses, make necessary capital investments in operations and service its debt requirements for the foreseeable future, however, there can be no assurance that such results will be achieved.

     There can be no assurance that the sale of the Hospital Service segment will be consummated. If such sale is not consummated prior to December 15, 1998, the Company will not have sufficient liquidity without obtaining an additional waiver from the requisite lenders under the Credit Facility or alternate sources of liquidity. There can be no assurance that any required waiver or alternate source of liquidity. There can be no assurance that any required waiver or alternate source of liquidity will be available to the Company or can be obtained on terms and conditions satisfactory to the Company.

     The Company decided to transition from a computerized coding system used by GFS for emergency room physician billing to manual coding. The Company does not expect to incur any material extraordinary charges as a result of the transition from the computerized coding system. There can be no assurance that any third party claims or lost business relating to transition from, or modifications previously made to, the GFS coding system will not have a material adverse effect on the Company, including, without limitation, on the Company's revenue, results of operations, financial condition or cash flow.

     The Company is a party to legal actions as described in "Part II Item 1. Legal Proceedings." There can be no assurance that these actions or investigations will not have a disruptive effect upon the operations of the business or that the resolution of these actions will not have a material adverse effect on the Company's liquidity or financial position or that appropriate amendments to the Credit Facility would not be required. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restricting or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

     The degree to which the Company is leveraged could have the following consequences: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purpose may be impaired; and (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness thereby reducing the funds available to the Company for its operations. In addition, the Credit Facility and the Indenture for the Notes contains financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayments of indebtedness.

YEAR 2000

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Through its review, the Company has identified a number of older legacy systems that will be abandoned in favor of a limited number of more efficient processing systems, rather than make all the systems Year 2000 compatible. GFS's computerized coding system is one of the legacy systems from which the Company has transitioned. The Company believes that it is on target to complete substantially all of these system migration efforts with respect to its Physician Services business in the first half of 1999. The detail planning and inventory for the majority of the Company's legacy systems that are being modified for Year 2000 compatibility has been completed and such systems are in remediation. In the third quarter of 1998, Per-Se Technologies released Year 2000 compatible versions for its scheduling products. Customers, vendors and resellers have been identified and requests for information distributed regarding the Year 2000 readiness of such parties. Responses are expected through the first quarter of 1999. The Company will develop contingency plans during the fourth quarter of 1998 through the second quarter of 1999 in response to assessments of the Year 2000 readiness of customers, vendors and resellers. The estimated cost of the Company's Year 2000 efforts is $10 million to $15 million over 1998 and 1999, the majority of which represents redirection of internal resources. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

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

     The United States Attorney's Office for the Central District of California conducted an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "Designated Offices") (the "California Investigation"). Medaphis first became aware of the California Investigation on June 13, 1995 when search warrants were executed on the Designated Offices and it and MPSC received grand jury subpoenas. Medaphis received an additional grand jury subpoena on August 22, 1997, with which it complied. The subpoena required, among other things, records of any audit or investigative reports relating to the billing of payors globally for radiological services during the period January 1, 1991 to date and any refunds owed to or issued to payors with respect to such global billing reports in the Company's various offices, including the Designated Offices.

     Investigations such as the California Investigation can be initiated following the commencement of qui tam litigation which is commenced under applicable state and federal statutes and is maintained under court seal without disclosure to the defendant. Under the applicable statutes, the United States and the appropriate state or states may elect to intervene fully or partially in qui tam litigation and proceed with the action.

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

     The Company recorded charges of $12 million in the third quarter of 1995 solely for legal and administrative fees, costs and expenses it anticipates incurring in connection with the California Investigation and certain putative class action lawsuits which were filed in 1995 following the Company's announcement of the California Investigation. Since the third quarter of 1995, the Company has periodically adjusted this reserve, as necessary, including a $0.3 million increase in the second quarter of 1998. Such adjustments to the reserve have aggregated to a net reduction of $0.5 million. The reserve currently covers only the anticipated expenses of the California Investigation and the related lawsuits and does not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of such matters.

     During the third quarter of 1998, the Company reached an agreement to settle with the United States, the State of California and the Relators on all claims related to the California Investigation and underlying qui tam litigation. Such settlements provide for the payment by the Company of $3.6 million in the aggregate, the dismissal of all pending proceedings against the Company and the release of various other claims arising out of the California Investigation. As a part of these settlements, CompMed, Inc., a company acquired by the Company in 1992, pled guilty to a single criminal count.

     In September 1996, MPSC became aware of apparently inadvertent computer software errors affecting some of its electronic billing to carriers in the State of California. The error which primarily impacts certain managed care plans, relates to global billing (i.e., billing for the professional and technical components of a service) for certain radiological services under circumstances where the radiologist is only entitled to bill for the professional component of such services. The Company believes such inadvertent errors may have caused overpayments on certain claims submitted on behalf of clients in the State of California. The full extent of overpayments by carriers and beneficiaries, cannot be determined by the Company, but as notifications to the affected clients and carriers occur, and refunds or offsets are sought, the Company may be required to return to clients its portion of fees previously collected, and may receive claims for alleged damages as a result of the error. The Company is unable to estimate the possible range of loss, if any.

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan were investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). Beginning in February 1998, the Office of the Inspector General of Health and Human Services requested information from GFS following an audit of a GFS client. GFS has complied with those requests. In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For each of the years ended December 31, 1996 and 1997, GFS represented approximately 7% of Medaphis' revenue. During those years, GFS processed approximately 5.6 million and 6.25 million claims, respectively, approximately 2 million and 2.3 million of which, respectively, were made to government programs. The government requested that GFS voluntarily produce records, and GFS complied with that request. The Company recorded charges of $2 million and $1 million in the second and third quarters of 1997, respectively, and $0.7 million in the second quarter of 1998 solely for legal and administrative fees, costs and expenses in connection with the GFS Investigation, which charges do not include any provision for fines, penalties, damages, assessments, judgments or sanctions that may arise out of this matter.

     The Company has determined it is in its best interest to settle such claims. The Company has reached an agreement in principle with the United States to settle the matters related to the GFS Investigation on an ability to pay basis. The settlement, which is subject to definitive documentation, requires the Company to pay to the United States and the various states a total of $15 million, of which $8 million will be paid within 10 days of the execution of a definitive Settlement Agreement among the parties, with the balance of $7 million being paid in eight equal quarterly installments over 1999 and 2000. The deferred portion of the settlement payment will bear interest at the one year Treasury Bill rate. The Settlement Agreement will provide for the dismissal with prejudice of claims against the Company and the release by the United States of civil and administrative claims arising out of the emergency room billing of government programs services provided by GFS from 1993 through the date of the Settlement Agreement.

     The Company recorded a litigation settlement charge of $19.5 million in the quarter ended September 30, 1998 in connection with the settlement of the California Investigation and the agreement in principle with respect to the GFS Investigation.

     In connection with the settlement of the California and GFS Investigations, the Company entered into a Corporate Integrity Agreement with the Office of the Inspector General of the Department of Health and Human Services. This Agreement, which has a term of sixty-five months, provides that the government will not seek to exclude the Company from participation in governmental health care programs based on the conduct alleged in the California and GFS Investigations and requires the Company to continue its existing compliance program, augmented by an annual third party review and additional reporting requirements.

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

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent, and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation (the "Derivative Suit"). The plaintiff sought unspecified compensatory damages and costs on behalf of the Company. On January 28, 1997, Medaphis and certain individual defendants filed a motion to dismiss the complaint. On February 11, 1997, the plaintiff filed an amended complaint adding as defendants additional current and former directors and officers of Medaphis. On April 23, 1997, Medaphis and all other defendants filed a motion to dismiss the amended complaint, which motion was denied without prejudice. The parties entered into a Stipulation and Settlement Agreement dated June 26, 1998 (the "Derivative Stipulation") to settle the Derivative Suit. The Derivative Stipulation provides for the enactment of procedures for governance of the Audit Committee of the Board of Directors and for such attorney's fees and expenses as may be awarded by the court in an amount not to exceed $250,000 (to be paid by the Company's directors' and officers' liability insurance carrier). On September 29, 1998, the court granted final approval to the settlement and ordered all claims dismissed.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown, and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of Health Data Sciences Corporation ("HDS"). Plaintiff seeks rescissory, compensatory and punitive damages in excess of $100 million, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. On February 5, 1997, the Court overruled defendants' demurrer. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former and current officers of Medaphis. All of the newly added defendants have responded to the amended complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under the Securities Act, but the Company believes that it has substantial defenses to the alleged damages relating to such Securities Act claims. The Company is unable to estimate a possible range of loss.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and

Brown). Plaintiffs seek unspecified compensatory and punitive damages, as well as fees, interest and other costs. On April 18, 1997, the Medaphis defendants and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under the Securities Act and common law and new parties, including former officers of Medaphis, Medaphis' former independent accountants and BSG. On or about October 29, 1997, all defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court ruled in favor of defendants on the motions, dismissing all of plaintiffs' claims with prejudice and without leave to amend. On May 15, 1998, the Judge signed an order to that effect. The plaintiffs have appealed from this order, and that appeal is pending. The Company is unable to estimate a possible range of loss.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control (collectively, the "BSG Principals") made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG. On December 31, 1996, Medaphis entered into a standstill and tolling agreement with Mr. Noorda, Mr. Papermaster and other former BSG shareholders, which, as extended, runs through March 31, 1999. The standstill and tolling agreement extends any applicable statute of limitations for claims by the former BSG shareholders and provides that neither party will file suit against the other prior to the expiration of the agreement. In June 1998, the Company and the BSG Principals reached an agreement in principle to settle the claims made on behalf of the former BSG shareholders in exchange for approximately 3.2 million shares of Medaphis Common Stock, subject to negotiation and definitive documentation of other terms and conditions of the settlement. The Company recorded a litigation settlement charge of $21.3 million in the quarter ended June 30, 1998 in connection with this agreement in principle. The charge reflects 3.2 million shares of Medaphis Common Stock valued at the fair value per share on the date on which the material terms of the agreement in principle was reached. The Company classified the entire $21.3 million liability associated with the proposed settlement as noncurrent since such obligation will be settled with Common Stock rather than current assets and the exact timing of the payments of claims pursuant to such settlement is not determinable.

     On November 9, 1998, the parties entered into a letter of intent with respect to the settlement of the BSG Principals' claims. The terms of the letter of intent, which vary from the previously announced agreement in principle, provide for the payment by the Company to the BSG Principals of 4.5 million shares of the Company's voting common stock and $2.5 million in cash, to be funded by the Company's officers and directors liability insurance. The settlement is subject to the consent and approval of the Company's insurer and its funding of the cash portion of the settlement. Based on the price of the Company's common stock on the date of the letter of intent, the settlement would result in a charge of approximately $17.7 million, $2.5 million of which would be funded by insurance. Since the Company had previously estimated this liability at $21.3 million, the Company will reduce this liability in the fourth quarter of 1998 by $3.6 million.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint was brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Medaphis Common Stock. In general, the complaint alleged common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleged breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage and declaratory judgement. Defendants filed a motion to dismiss the complaint. On September 29, 1998, the Court granted Defendants' motion to dismiss with respect to all securities law, fraud and tort claims. Plaintiffs' claims for breach of contract and declaratory judgement remain outstanding. Plaintiffs have sought leave to file a supplemental amended complaint asserting solely the contract and declaratory judgment claims, and seeking rescission of the merger agreement and return of all MMS shares, damages in excess of $100 million, and voiding of various non-compete covenants and contract provisions between Medaphis and plaintiffs. The Company expects that discovery, which had been stayed pending resolution of the motion to dismiss, will commence in the near term. The Company is unable to estimate a possible range of loss.

     On August 12, 1997, George D. Stickle filed a putative class action complaint against Medaphis, Randolph W. Brown, Michael R. Cote and James S. Douglass in the United States District Court for the Northern District of Georgia. The complaint asserted claims under the Exchange Act on behalf of all persons who purchased or otherwise acquired Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint also asserted claims under the Securities Act on behalf of a subclass consisting of all persons and entities who, in connection with the merger of the Company and HDS, acquired options to purchase shares of Medaphis Common Stock between February 6, 1996 and October 21, 1996. The complaint sought rescission, unspecified rescissory and compensatory damages, and interest, fees and other costs. The parties entered into a Stipulation and Agreement of Settlement dated June 26, 1998 (the "Stickle Stipulation") to settle the Stickle putative class action suit on a class wide basis for $137,500 in cash (to be paid by the Company's directors' and officers' liability insurance carrier) and 61,553 shares of Medaphis Common Stock. The Company recorded a litigation settlement charge of approximately $0.4 million in the quarter ended June 30, 1998 in connection with this agreement. On June 26, 1998, the court entered an order substituting Peter Gladkin as lead plaintiff in lieu of George Stickle, granted preliminary approval of the settlement and conditionally certified the class for settlement purposes only. On September 29, 1998, the court granted final approval to the settlement and ordered all claims dismissed.

     The Company also has received other written demands from various stockholders, including stockholders of recently acquired companies. To date, these other stockholders have not filed lawsuits. A number of the former stockholders of Rapid Systems Solutions, Inc. ("RSSI"), a company acquired by the Company in 1996, opted out of the settlement of the 1996 Class Action against the Company and made claims against the Company, alleging securities fraud and other potential causes of action in connection with the acquisition. The Company has settled with each of such former RSSI stockholders for a total of $444,000 in cash, in the aggregate, to be funded by the Company's directors' and officers' liability insurer, and the forgiveness of certain indebtedness. The Company recorded a litigation settlement charge of $1.2 million in the quarter ended September 30, 1998 in connection with this settlement.

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that it was conducting a formal, non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ended September 30, 1996 and its restated consolidated financial statements for the three months and year ended December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996, and June 30, 1996. In addition, the Company believes that the Commission is investigating the Company's restatement of its interim financial statements for each quarter of 1996 and the November 19, 1997 and December 23, 1997 restatements of the Company's financial statements. The Company has cooperated with the Commission in its investigation and will continue to do so.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
   2.1     --  Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc.
   3.1     --  Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registrant's Registration Statement on Form S-1, File No.
               33-42216)
   3.2     --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 to
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
   3.3     --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to
               Registrant's Registration Statement on Form 8-A/A, filed on
               May 22, 1996)
   3.4     --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to Registrant's Registration Statement on Form
               S-8, File No. 333-03213)
   3.5     --  Amended and Restated By-Laws of Registrant, as amended
   4.1     --  Credit Agreement dated February 13, 1998, among Registrant, as Borrower, various financial institutions from time to
               time parties thereto, as the Lenders, DLJ Capital as the
               Syndication Agent for the Lenders, and Wachovia Bank, N.A.,
               as the Administrative Agent for the Lenders (including form of note) (incorporated by reference to Exhibit 10.1 to
               Registrant's Current Report on Form 8-K filed on March 3,
               1998)
   4.2     --  Subsidiary Guaranty dated February 20, 1998, among the domestic Subsidiaries of Registrant and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to
               Exhibit 10.2 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
   4.3     --  Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
   4.4     --  Registration Rights Agreement dated as of February 20, 1998, among Registrant, the Subsidiary Guarantors, and Donaldson,
               Lufkin & Jenrette Securities Corporation (incorporated by
               reference to Exhibit 4.15 to Registrants' Registration
               Statement on Form S-4, File No. 333-47409)
  10.1     --  Employment Agreement dated July 27, 1998, between Registrant and Wayne A. Tanner
  10.2     --  Impact Innovations Key Employee Incentive Plan
  10.3     --  Medaphis Corporation Long Term Incentive Plan
  10.4     --  Corporate Integrity Agreement between the Office of the
               Inspector General of the Department of Health and Human
               Services and Registrant
  10.5     --  Waiver and First Amendment to Credit Agreement, dated
               October 16, 1998, among Registrant, as Borrower, DLJ Capital
               Funding, Inc., as Syndication Agent, Wachovia Bank, N.A., as
               Administrative Agent, and various financial institutions, as
               Lenders.
  11       --  Statement regarding Computation of Earnings Per Share
  27       --  Financial Data Schedule (for SEC use only)
  99.1     --  Safe Harbor Compliance Statement for Forward-Looking
               Statements

     (B) Reports on Form 8-K

     The Company has filed the following report on Form 8-K during the quarter ended September 30, 1998:

                                                FINANCIAL
                                                STATEMENTS
ITEM REPORTED                                     FILED      DATE OF REPORT    FILING DATE
-------------                                   ----------   --------------   --------------
Announcement of certain executive officer
  appointments and promotions.................      No       July 29, 1998    August 3, 1998

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

                                          MEDAPHIS CORPORATION
                                          (Registrant)

                                          By:   /s/ JAMES W. FITZGIBBONS
                                            ------------------------------------
                                                    James W. FitzGibbons
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: November 16, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  2.1     --   Stock Purchase Agreement dated as of October 15, 1998,
               between Registrant and NCO Group, Inc.
  3.1     --   Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registrant's Registration Statement on Form S-1, File No.
               33-42216)
  3.2     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 to
               Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
  3.3     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to
               Registrant's Registration Statement on Form 8-A/A, filed on
               May 22, 1996)
  3.4     --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to Registrant's Registration Statement on Form
               S-8, File No. 333-03213)
  3.5     --   Amended and Restated By-Laws of Registrant, as amended
  4.1     --   Credit Agreement dated February 13, 1998, among Registrant, as Borrower, various financial institutions from time to
               time parties thereto, as the Lenders, DLJ Capital Funding,
               Inc., as the Syndication Agent for the Lenders, and Wachovia
               Bank, N.A., as the Administrative Agent for the Lenders
               (including form of note) (incorporated by reference to
               Exhibit 10.1 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
  4.2     --   Subsidiary Guaranty dated February 20, 1998, among the
               domestic Subsidiaries of Registrant and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to
               Exhibit 10.2 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
  4.3     --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Registrant's Current Report on Form 8-K
               filed on March 3, 1998)
  4.4     --   Registration Rights Agreement dated as of February 20, 1998, among Registrant, the Subsidiary Guarantors, and Donaldson,
               Lufkin & Jenrette Securities Corporation (incorporated by
               reference to Exhibit 4.15 to Registrants's Registration
               Statement on Form S-4, File No. 333-47409)
 10.1     --   Employment Agreement dated July 27, 1998, between Registrant and Wayne A. Tanner
 10.2     --   Impact Innovations Key Employee Incentive Plan
 10.3     --   Medaphis Corporation Long Term Incentive Plan
 10.4     --   Corporate Integrity Agreement between the Office of the
               Inspector General of the Department of Health and Human
               Services and Registrant
 10.5     --   Waiver and First Amendment to Credit Agreement, dated
               October 16, 1998, among Registrant,as Borrower, DLJ Capital
               Funding, Inc., as Syndication Agent, Wachovia Bank, N.A., as
               Administrative Agent, and various financial institutions, as
               Lenders.
 11       --   Statement regarding Computation of Earnings Per Share
 27       --   Financial Data Schedule (for SEC use only)
 99.1     --   Safe Harbor Compliance Statement for Forward-Looking
               Statements