Form 10-K405
period 1998-12-31
MEDAPHIS CORP
filed 1999-03-19
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                  EFFECTIVE OCTOBER 7, 1996).
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM  __________ TO  __________

                        COMMISSION FILE NUMBER 000-19480
                              MEDAPHIS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                         58-1651222
    (State or Other Jurisdiction            (I.R.S. Employer
  of Incorporation or Organization)        Identification No.)

2840 MT. WILKINSON PARKWAY, SUITE 300             30339
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1999 was approximately $246,702,031 calculated using the closing price on such date of $3.125. The number of shares outstanding of the Registrant's common stock (the "Common Stock") as of March 12, 1999 was 78,944,650.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999 are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MEDAPHIS CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                           PAGE OF
                                                                          FORM 10-K
                                                                          ---------
ITEM  1.    BUSINESS....................................................       1
ITEM  2.    PROPERTIES..................................................       6
ITEM  3.    LEGAL PROCEEDINGS...........................................       6
ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........       7
ITEM  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................       8
ITEM  6.    SELECTED FINANCIAL DATA.....................................       8
ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................      10
ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      19
ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................      19
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      19
ITEM 11.    EXECUTIVE COMPENSATION......................................      19
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................      19
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      19
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................      20

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY MEDAPHIS CORPORATION OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF MEDAPHIS CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW OF COMPANY

     Medaphis Corporation, a corporation organized in 1985 under the laws of the State of Delaware ("Medaphis" or the "Company"), provides a wide range of business management services, enterprise-wide software and electronic commerce solutions to healthcare providers. The Company's large client base and national presence make it one of the leading competitors in its business. Medaphis believes it is well-positioned to capitalize on the healthcare industry trends toward consolidation, managed care and cost containment through a broad range of services and products that enable customers to provide quality patient care efficiently and cost effectively. Medaphis provides its services and products through the following three business segments: Medaphis Physician Services ("Physician Services"), Per-Se Technologies ("Per-Se") and Impact Innovations Group ("Impact").

     Physician Services provides a range of business management services to physicians and hospitals, including clinical data collection, data input, medical coding, billing, cash collections and accounts receivable management. These services are designed to assist customers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens. Per-Se provides a broad range of application software and electronic commerce solutions to healthcare providers. Impact provides full-service systems integration, information technology consulting and tailored software development to service-oriented markets such as energy, communications and financial services.

     Medaphis markets its services and products primarily to integrated delivery networks ("IDNs"), hospitals, physician enterprises, long-term care facilities, home health agencies and managed care organizations.

RECENT DEVELOPMENTS

     In early 1998, management initiated a plan to focus the Company's financial and management resources on its two core healthcare segments, in an effort to return the Company to profitability. Management has defined its two core segments as: Physician Services and Per-Se. Management began to seek alternatives for the remaining non-core business segments: Medaphis Services Corporation ("Hospital Services") and Impact. Although Hospital Services provided business management and accounts receivable management services to approximately 1,200 hospitals, the Company's management deemed the segment non-core as a substantial portion of the services offered was bad debt collection. Impact was deemed non-core as it did not provide consulting services to the healthcare industry.

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. In February 1999, the Company received additional proceeds of $0.5 million based on the Hospital Services final closing balance sheet. In addition, Medaphis could receive a purchase price adjustment of up to $10.0 million subject to the achievement of various operational targets in 1999.

     After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment would generate the greatest return to the stockholders and finalized its plan to sell Impact. Management intends to have this sale completed by the end of 1999 and does not anticipate future losses in connection with the sale.

     The results of operations for both Hospital Services and Impact have been classified as discontinued operations for all periods presented.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 17 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

  Physician Services

     Physician Services is one of the largest providers of comprehensive business management services, including billing, consulting, information services and claims processing, to physicians throughout the United States. Physician Services serves approximately 15,000 physician clients in 39 states. Physician Services offers practice support services, revenue growth consulting, cost management consulting and practice security services designed to help its physician clients manage these four key areas of their medical practices.

     Practice support services include physician credentialing, scheduling, coding and accounts receivable/revenue cycle management services. These services are designed to allow physicians to focus on providing healthcare, maintaining a stable patient base and remaining in compliance with the complex healthcare rules and regulations without getting entangled in managing the billing and collections.

     Revenue growth consulting provides physician practices with a framework for revenue growth through strategic planning, including merger planning and execution; fee schedule review utilizing geographic and specialty expertise; and billing and accounts receivable management in order to derive maximum allowable revenue from services provided while remaining in compliance with healthcare regulations.

     In its cost management consulting services, Physician Services uses proprietary technology solutions, industry expertise and a vast storehouse of medical specialty specific information to provide operations planning, benchmarking and productivity analysis for its physician clients. In addition, in complete practice reviews, Physician Services analyzes client accounts receivable and assists physician clients in maximizing payments while maintaining compliance with healthcare regulations. This allows physicians to better manage administrative productivity and control the expenses associated with providing high quality healthcare.

     Physician Services also provides practice security services which include compliance program design, monitoring and consulting. These services may also be utilized in conjunction with liability coverage for physician billing errors and omissions through a business partner to provide physician clients with peace of mind in the complex healthcare billing environment.

     Physician Services' systems currently support approximately 30 different medical and surgical specialties. Although Physician Services is preparing for growth in the academic surgical specialties and primary care markets, the majority of Physician Services' customers are in the hospital-based market.

     The Physician Services business is highly competitive. Physician Services competes with national and regional physician reimbursement organizations and certain physician groups and hospitals that provide their own business management services. Competition among these organizations is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical services to cash, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, price.

  Per-Se

     Per-Se provides a diverse, integrated suite of patient-focused, enterprise-wide software and services and electronic commerce solutions that enable healthcare organizations to more effectively deliver quality care, manage resources, reduce costs, improve productivity and drive operational effectiveness.

     Per-Se's products operate across the entire scope of the healthcare enterprise -- IDNs, managed care organizations, physician enterprises, payors, home health agencies and hospitals -- and manage more than 20 million lives on line.

     Per-Se's customers, which include more than 2,000 healthcare organizations and 3,500 physician clients, depend on Per-Se's solutions for many critical functions, including: providing access to real-time, point-of-care clinical information and decision analysis capability across the continuum of care; automating enterprise-wide staff and patient scheduling; managing surgical inventory; enhancing enterprise-wide staff productivity; and improving physician's access to and use of advanced radiology images and information.

     Per-Se is a market leader in several key areas of healthcare information technology, including nurse scheduling and productivity management, surgical scheduling and resource management and enterprise-wide staff and productivity management.

     As a leader in electronic claims processing for healthcare, Per-Se processes more than six million claims per month for physicians and healthcare organizations. This technology supports more than 140 governmental payor connections in 46 states and more than 300 commercial connections as well as claims processing for hospitals via more than 35 government connections in 15 states.

     Per-Se competes against a variety of information technology companies, including those marketing comprehensive, enterprise-wide health information systems as well as niche and "best-of-breed" software application vendors. Per-Se's competitors are primarily national companies, many of which have longer operating histories and greater financial resources than those of Per-Se.

     Competition is based on product quality, ease of use and ease of integration of new products with other existing and planned applications. Many competitive offerings, however, operate on disparate technologies that are linked through complex interfaces. Per-Se's integrated approach to its products and technologies enables it to deliver the real-time information management capabilities that are so critical in today's age of enterprise-wide health care.

  Impact

     Impact, formerly Per-Se Technologies Services Operations, provides full-service systems integration, information technology consulting, component frameworks and tailored software development to more than 100 customers in service-oriented industries, including energy, communications, high tech and government.

     Impact meets the individual needs of customers through delivery chain management ("DCM") solutions that help optimize each and every customer interaction and deliver value one customer at a time. As a result, organizations realize operational and cost benefits and derive a competitive advantage.

     Many of Impact's competitors have longer operating histories and substantially greater financial, technical and marketing resources, and generate greater systems technology consulting and systems integration revenue than those of Impact. The introduction of lower priced competition or significant price reductions by current or potential competitors, or such competitors' ability to respond more quickly than Impact to new or emerging technologies or changes in customer requirements, could have an adverse effect on Impact's business.

     Also, Impact's current and potential customers periodically evaluate whether to staff system implementation and deployment projects with their in-house information systems staff instead of an outside services company.

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenue, operating profit or loss and identifiable assets attributable to each segment for each of the fiscal years ended 1998, 1997 and 1996 and as of December 31, 1998 and 1997, is presented in Note 17 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

HEALTHCARE INDUSTRY

     The Company's business is affected by, among other things, trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some healthcare payors have paid the prices established by providers, while other healthcare payors, notably government agencies and managed care companies, have paid less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to healthcare payors willing to pay established prices have increased in order to recover the cost of services purchased by government agencies and others but not fully paid for by them (i.e., "cost shifting"). The increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased accounts receivable and bad debt levels and higher business office costs. Healthcare providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures and by cost shifting. Notwithstanding the providers' responses to these pressures, management believes that the revenue growth rate experienced by the Company's clients continues to be adversely affected by increased managed care and other industry factors affecting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and to become more costly. Management believes that these trends have adversely affected and could continue to adversely affect the revenue and profit margins of the Company's operations.

REGULATION

     Under federal and state law, physicians and hospitals are only permitted to assign Medicare and Medicaid claims to a billing and collection service in certain limited circumstances. The statutes that restrict the assignment of such claims are supplemented by federal regulations and provisions in the Medicare Intermediary Manual. The Medicare regulations and the Medicare Intermediary Manual clarify that a billing service that merely prepares and sends bills for the provider or physician and does not receive and negotiate the checks made payable to the provider or physician does not violate the restrictions on assignment of Medicare and Medicaid claims. Management believes that the Company's practices do not violate the restrictions on assignment of Medicare and Medicaid claims because, among other things, it bills only in the name of the medical provider, checks and payments for Medicare and Medicaid services are made payable to the medical provider and the Company lacks any power, authority or ability to negotiate checks made payable to the medical provider. Medaphis' medical billing activities are also governed by numerous federal and state civil and criminal laws. In general, these laws provide for the imposition of fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs and possible prohibition from providing goods or services to entities and persons which participate in such programs. See Note 10 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.

     Credit collection practices and activities are regulated by both federal and state law. The Federal Fair Debt Collection Practices Act (the "Fair Debt Act") sets forth various provisions designed to eliminate abusive, deceptive and unfair debt collection practices by debt collectors. The Fair Debt Act also provides for, among other things, a civil right of action against any debt collector who fails to comply with the provisions thereof. Various states have also promulgated laws and regulations that govern credit collection practices. In general, these laws and regulations prohibit certain fraudulent and oppressive credit collection practices and also may impose license or registration requirements upon collection agencies. In addition, state credit collection laws and regulations generally provide for criminal fines, civil penalties and injunctions for failure to comply with such laws and regulations. While management believes that the billing and accounts receivable management services the Company provides to its clients are not debt collection services, the Company may be subjected to regulation as a "debt collector" under the Fair Debt Act and as a "collection agency" under certain state collection agency laws and regulations.

     Submission of claims for services or procedures that are not provided as claimed may lead to civil monetary penalties, criminal fines, imprisonment and/or exclusion from participation in Medicare, Medicaid and other governmentally funded healthcare programs. Specifically, the Federal False Claims Act allows a private person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and for such person to share in any amounts paid to the government in damages and civil penalties. Successful plaintiffs can receive up to 25-30% of the total recovery from the defendant. Such qui tam actions or "whistle-blower" lawsuits have increased significantly in recent years and have increased the risk that a company engaged in the healthcare industry, such as Medaphis and many of its clients, may become the subject of a federal or state investigation, may ultimately be required to defend a false claims action, may be subjected to government investigation and possible criminal fines, may be sued by private payors and may be excluded from Medicare, Medicaid and/or other governmentally funded healthcare programs as a result of such an action. The government on its own may also institute a civil False Claims Act case, either in conjunction with a criminal prosecution or as a stand-alone civil case. Whether instituted by a qui tam plaintiff or by the government, the government can recover triple its damages together with civil penalties of $5,000 - $10,000 per false claim. Under applicable case law, parties successfully sued under the Federal False Claims Act may be jointly and severally liable for damages and penalties. Some state laws also provide for false claims actions, including actions initiated by a qui tam plaintiff. There can be no assurance that Medaphis will not be the subject of false claims or qui tam proceedings relating to its billing and collection activities or that Medaphis will not be the subject of further government scrutiny or investigations relating to its billing and accounts receivable management services operations. See Note 10 of Notes to the Financial Statements in Item 8. Financial Statements and Supplementary Data. Any such proceeding or investigation could have a material adverse effect upon the Company.

     The ownership and operation of hospitals, physician practices and other healthcare entities is subject to comprehensive regulation by federal and state governments, which may adversely affect payment and reimbursement. Such entities are frequently paid a predetermined amount for operating expenses relating to each Medicare or Medicaid patient admission or office visit based on the patient's diagnosis. Additional changes in the payment and reimbursement provisions of the Medicare and Medicaid programs may continue to reduce the rate of increase of federal expenditures for provider inpatient and outpatient costs and charges. Such changes could have an adverse effect on the operations of providers in general, and consequently reduce the amount of the Company's revenue related to its provider clients.

GOVERNMENTAL BUDGETARY CONSTRAINTS AND HEALTHCARE REFORM

     The federal government in recent years has placed increased scrutiny on the billing practices of healthcare providers and related entities. This scrutiny has been directed at, among other things, fraudulent billing practices. The Department of Health and Human Services in recent years has increased the resources of its Office of Inspector General ("OIG") specifically to pursue both false claims and fraud and abuse violations under the Medicare program. This heightened examination has resulted in a number of high profile investigations, lawsuits and settlements.

     In November 1998, the OIG released compliance plan guidance for third party billing companies, in which it identified certain areas which it viewed as particularly problematic, including, but not limited to, billing for undocumented items or services, unbundling, uncoding, inappropriate balance billing, inadequate resolution of overpayments, lack of integrity in computer systems, failure to maintain the confidentiality of information records, misuse of provider identification numbers, duplicate billing and billing for discharge in lieu of transfer, failure to properly use modifiers, illegal billing company incentives, routine waiver of copayments and discounts and professional courtesy. While not mandatory, OIG encourages companies such as Medaphis and healthcare providers to adopt compliance plans. The existence of an effective compliance plan may reduce the severity of criminal sanctions for certain healthcare related offenses and may be considered in the settlement of civil investigations. The Company has an extensive compliance program that considers every aspect of the OIG release.

     In 1996, Congress enacted the Health Insurance Portability and Accounting Act of 1996 ("HIPAA"), which expanded certain fraud and abuse provisions, such as the application of Medicare and Medicaid fraud penalties to other federal healthcare programs and the creation of additional criminal offenses relating to healthcare benefit programs which are defined to include both public and private payor programs. HIPAA also provides for forfeitures and asset freezing orders in connection with such healthcare offenses. Civil monetary penalties and program exclusion authority available to the OIG also have been expanded. HIPAA contains provisions for instituting greater coordination of federal, state and local enforcement agency resources and actions through the OIG. There also have been several recent healthcare reform proposals that have included an expansion of certain laws prohibiting payment for referrals of patients for Medicare and Medicaid services to include referrals of any patients regardless of payor source.

     The United States Congress and the Clinton Administration continue to focus on controlling growth in healthcare costs. Medaphis anticipates that new legislation may be introduced into Congress which may reduce projected increases in Medicare and Medicaid expenditures and make other changes in the payment and reimbursement received by healthcare providers from government healthcare programs. Medaphis anticipates that such proposed legislation could, if adopted, change aspects of the present methods of paying providers under such programs and provide incentives for Medicare and Medicaid beneficiaries to enroll in health maintenance organizations and other managed care plans. Medaphis cannot predict the effect of any such legislation, if adopted, on its operations.

     A number of states in which Medaphis has operations either have adopted or are considering the adoption of healthcare reform proposals at the state level. Medaphis cannot predict the effect of proposed state healthcare reform laws on its operations. Additionally, certain reforms are occurring in the healthcare market that may continue regardless of whether comprehensive federal or state healthcare reform legislation is adopted and implemented. These medical reforms include certain employer initiatives such as creating purchasing cooperatives and contracting for healthcare services for employees through managed care companies (including health maintenance organizations), and certain provider initiatives such as risk-sharing among healthcare providers and managed care companies through capitated contracts and integration among hospitals and physicians into comprehensive delivery systems. Consolidation of management and billing services by integrated delivery systems may result in a decrease in demand for Medaphis' billing and collection services for particular physician practices, but this decrease may be offset by an increase in demand for Medaphis' consulting and comprehensive business management services (including billing and collection services) for the new provider systems.

EMPLOYEES

     The Company currently employs approximately 6,600 full-time and part-time employees. The Company has no labor union contracts and believes relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are leased and are located in Atlanta, Georgia. The lease for those offices expires in February 2000.

  Physician Services

     Physician Services' principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2000. In addition to its principal office, Physician Services, through its two operating subsidiaries, operates approximately 165 business offices throughout the United States. Five of the facilities are owned and unencumbered. All of the remaining facilities are leased with expiration dates ranging from April 1999 to April 2005.

  Per-Se

     Per-Se's principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2000. In addition to its principal office, Per-Se, through its various operating subsidiaries, operates approximately 20 offices in the United States, Australia, Canada and Europe. These facilities are leased with expiration dates from July 1999 to April 2004.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 10 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-16 to F-21.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1998:

                                                                              YEAR FIRST
NAME                               AGE               POSITION               ELECTED OFFICER
----                               ---               --------               ---------------
David E. McDowell................  56    Chairman of the Board                   1996
Allen W. Ritchie.................  41    President and Chief Executive           1998
                                         Officer
Wayne A. Tanner..................  44    Executive Vice President and            1998
                                         Chief Financial Officer
Randolph L.M. Hutto..............  50    Executive Vice President, General       1997
                                         Counsel and Secretary

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

     DAVID E. MCDOWELL has served as the Chairman of the Board of the Company since October 1996. He has been a member of the Medaphis Board of Directors since May 1996. From October 1996 to July 1998, Mr. McDowell also served as Chief Executive Officer of the Company and resigned from such position on July 28, 1998. From 1992 to 1996, he was President, Chief Operating Officer and a director of McKesson Corporation. McKesson is the world's largest distributor of pharmaceutical and healthcare products through McKesson Drug Company in the United States and Medis Health and Pharmaceutical Services, Inc. in Canada. Prior to 1992, Mr. McDowell served for over 25 years as a senior executive at IBM, including as a Vice President and President of the National Services Division.

     ALLEN W. RITCHIE has served as the President and Chief Executive Officer of the Company since July 1998. He has also been a member of the Medaphis Board of Directors since July 1998. From April 1998 to July 1998, Mr. Ritchie served as President and Chief Operating Officer of the Company. From January 1998 to April 1998, he served as Executive Vice President and Chief Financial Officer of the Company. From 1991 to 1997, Mr. Ritchie served as a senior executive of AGCO Corporation, including as President and as a member of AGCO's Board of Directors.

     WAYNE A. TANNER has served as Executive Vice President and Chief Financial Officer of the Company since September 1998. From 1990 until he joined the Company, Mr. Tanner was a partner with Arthur Andersen LLP. His business experience includes financial and strategic consulting, including corporate and operational finance, merger and acquisition assistance, troubled company and bankruptcy consulting, resolution of complex legal disputes and accounting and auditing services to numerous privately and publicly held companies.

     RANDOLPH L. M. HUTTO has served as Executive Vice President, General Counsel and Secretary of the Company since August 1997. From 1992 to August 1997, Mr. Hutto was employed by First Financial Management Corporation ("FFMC"), and, by First Data Corporation after its merger with FFMC, where he served in a variety of executive positions, including Senior Executive Vice
President -- General Counsel and, most recently, Senior Vice
President -- Planning and Development. Prior to that, Mr. Hutto was a partner in the law firm of Sutherland, Asbill & Brennan.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) ("Nasdaq") under the symbol MEDA.

     The prices in the table below represent the high and low sales price for the Medaphis voting common stock ("Common Stock") as reported on Nasdaq for the periods presented. Such prices are based on inter-dealer bid and asked prices without markup, markdown, commissions or adjustments and may not represent actual transactions.

                YEAR ENDED DECEMBER 31, 1998                    HIGH      LOW
                ----------------------------                  --------   ------
  First Quarter.............................................  $ 12.500   $6.000
  Second Quarter............................................    11.000    5.813
  Third Quarter.............................................     6.625    3.375
  Fourth Quarter............................................     4.563    2.625

                YEAR ENDED DECEMBER 31, 1997                   HIGH      LOW
                ----------------------------                  -------   ------
  First Quarter.............................................  $14.750   $9.625
  Second Quarter............................................   10.500    3.500
  Third Quarter.............................................   11.000    5.813
  Fourth Quarter............................................    8.750    4.938

     The last reported sales price of the Common Stock as reported on Nasdaq on March 12, 1999 was $3.125 per share. As of March 12, 1999, the Company's Common Stock was held of record by 655 stockholders.

     Medaphis has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future but intends instead to retain any future earnings for reinvestment in its business. The Indenture, dated as of February 20, 1998, with respect to the Company's outstanding 9 1/2% Senior Notes due 2005 (the "Indenture"), contains restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

     In connection with the settlement of two putative class action law suits, the Company issued 3,955,556 shares of Common Stock on April 27, 1998 and warrants to purchase 5,309,523 shares of Common Stock to the relevant plaintiff class on July 8, 1998 with a total value of $52.5 million and 61,553 shares of Common Stock to the relevant plaintiff class on November 2, 1998 with a value of $362,500. In each case, the litigation settled was a federal securities class action the settlement of which was subject to the review and approval of the court having jurisdiction over the case. The securities issued in each of these settlements was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Medaphis for and as of each of the five fiscal years in the period ended December 31, 1998. The selected consolidated financial information of Medaphis for each of the four fiscal years in the period ended December 31, 1998 and as of December 31, 1998, 1997, 1996 and 1995 has been derived from the audited consolidated financial statements of Medaphis which give retroactive effect to the 1995 mergers with Automation Atwork ("Atwork") and Healthcare Recoveries, Inc. ("HRI"), which was subsequently sold during 1997, and the 1996 mergers with Rapid Systems Solutions, Inc. ("Rapid Systems"), BSG Corporation ("BSG") and Health Data Sciences Corporation ("HDS"), all of which have been accounted for using the pooling-of-interests method of accounting. The selected consolidated financial data of Medaphis for the fiscal year ended and as of December 31, 1994 has been derived from the unaudited consolidated financial statements of Medaphis, which give retroactive effect to the mergers with Atwork, HRI, Rapid Systems, BSG and HDS, all of which have been accounted for as poolings-of-interests. All periods present the operations of Hospital Services and Impact (which primarily consists of Rapid Systems and BSG) as discontinued operations. The Company's consolidated financial statements as of and for the fiscal year in the period ended December 31, 1994 are unaudited because the Company's predecessor accountants withdrew its audit opinion covering this period.

                                                       YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------
                                     1998          1997          1996          1995         1994
                                  ----------    ----------    ----------    ----------    ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
  Revenue.....................    $  349,823    $ 392,420     $ 400,451     $ 369,034     $ 267,248
  Salaries and wages..........       226,894      242,228       247,204       207,332       147,724
  Other operating expenses....       126,183      123,094       130,007       106,000        68,843
  Depreciation................        23,848       22,481        20,266         9,358         5,849
  Amortization................        18,077       21,069        21,382        14,107         9,002
  Interest expense, net.......        23,494       23,398        11,585        10,156         5,946
  Intangible asset
     impairment...............       390,641           --            --            --            --
  Litigation settlements......        35,987       52,500            --            --            --
  Restructuring and other
     charges..................         5,191       16,741       119,434        48,750            --
  Income (loss) from
     continuing operations....      (558,957)     (92,523)      (99,644)      (17,704)       19,446
  Net income (loss) (1).......      (560,214)(2)  (19,303)(3)  (137,337)       (2,650)       25,314
  Pro forma net income
     (loss)(4)................      (560,214)     (19,303)     (136,358)       (4,780)       24,251
  Weighted average shares
     outstanding..............        77,017       72,679        71,225        52,591        46,128
PER SHARE DATA(4)
  Pro forma basic income
     (loss) from continuing
     operations...............    $    (7.26)   $   (1.27)    $   (1.39)    $   (0.34)    $    0.42
  Pro forma basic net income
     (loss)...................    $    (7.27)   $   (0.26)    $   (1.91)    $   (0.09)    $    0.53

                                                               AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA
  Working capital...........................  $ 86,215   $ 64,522   $ 23,708   $ 54,909   $ 52,234
  Intangible assets.........................    48,241    459,129    477,545    532,356    278,462
  Total assets..............................   286,721    847,145    901,997    908,456    571,555
  Total debt................................   176,080    200,691    271,424    153,842    148,030
  Convertible subordinated debentures.......        --         --         --     63,375     63,375
  Stockholders' equity......................  $  2,323   $501,781   $508,525   $554,008   $235,970

---------------

(1) Reflects the income (loss) from discontinued operations of $(0.1) million, $ (0.7) million, $(37.7) million, $15.1 million and $5.9 million for 1998, 1997, 1996, 1995 and 1994, respectively, and the gain on sale of Hospital Services, a discontinued operation, of $7.2 million in 1998.
(2) Reflects an $8.4 million extraordinary charge for the early extinguishment of debt.
(3) Reflects the extraordinary income of $76.4 million relating to the sale of HRI and a $2.5 million charge for the change in accounting for business process reengineering costs incurred in connection with an information technology project, pursuant to Emerging Issues Task Force Consensus No. 97-13, Accounting for Costs Incurred in Connection with a Consulting or an Internal Project that Combines Business Process Reengineering and Information Technology.
(4) In 1995 and 1996, the Company acquired Atwork, Consort Technologies, Inc ("Consort"), Intelligent Visual Computing ("IVC"), Rapid Systems and BSG in merger transactions accounted for as poolings-of-interests. Prior to the mergers, Atwork, Consort, IVC, Rapid Systems and a company acquired by BSG prior to the Company's merger with BSG had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net income (loss) and pro forma net income (loss) per common share are presented in the consolidated statements of operations as if each of these entities had been a "C" corporation during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Fiscal 1998 compared to Fiscal 1997

REVENUE.  Revenue classified by the Company's reportable segments is as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $264,323   $278,475
Per-Se......................................................    85,565     99,281
HRI.........................................................        --     14,720
Eliminations................................................       (65)       (56)
                                                              --------   --------
                                                              $349,823   $392,420
                                                              ========   ========

     Physician Services' revenue decreased by 5.1% in 1998 as compared to 1997. This decline is attributable both to operating problems at the Company's wholly-owned operating subsidiary, Medaphis Emergency Medicine Physician Services (formerly known as Gottlieb's Financial Services, Inc. or GFS) (the "Emergency Medicine" division) and to an increase in client losses within the entire Physician Services segment. Revenue declines attributable to client losses in 1998 at the Emergency Medicine division and Physician Services were approximately $22.9 million and $54.7 million, respectively. In addition, the Physician Services segment continues to be affected by the revenue pressures on the physician accounts receivable operations resulting from an increase in managed care. As further discussed below, management believes the client losses and revenue pressures will continue in the near future.

     Per-Se's revenue decreased 13.8% in 1998 as compared with 1997. Approximately 70% of this decrease is a result of a slowdown in the sale of software licenses in its scheduling product lines. Management believes this slowdown was due primarily to certain technical problems with a prior release within its patient scheduling product line. Management believes these problems have been corrected and Per-Se has made progress in rebuilding its relationship with clients. The overall revenue decline at Per-Se was also impacted by a 13% decrease in revenue from the sale and support of clinical information systems. In the fourth quarter of 1998, the Company sold its first license for its newly released Patient1(TM) product; revenue from this license sale will be recognized in 1999 over the installation period using the percentage of completion method of accounting. The Company believes that the majority of software license sales in 1999 and beyond will be made under contracts requiring the percentage of completion method.

     On May 28, 1997, Medaphis completed the sale of HRI and, as a result, there are only five months of revenue from HRI in 1997 and none in 1998.

     OPERATING PROFIT (LOSS). Operating profit (loss), which excludes restructuring and other charges, litigation settlements, intangible asset impairment and interest expense, classified by the Company's different operating segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Physician Services..........................................   $ (5,846)     $ (4,582)
Per-Se......................................................     (7,240)       20,310
HRI.........................................................         --         3,685
Corporate...................................................    (32,093)      (35,865)
                                                               --------      --------
                                                               $(45,179)     $(16,452)
                                                               ========      ========

     The increase in the 1998 operating loss as compared to 1997 for the Physician Services segment is directly attributable to revenue declines resulting from the various operational issues in the Emergency Medicine division and client losses throughout the segment. Additionally, 1998 was negatively impacted by a $4.0 million increase in the allowance for doubtful accounts receivable.

     On July 19, 1998, FPA Medical Management and certain affiliates ("FPA") filed for protection under Chapter 11 of the United States Bankruptcy Code. The Emergency Medicine division is a principal vendor to a subsidiary of FPA. On August 18, 1998, the Bankruptcy Court entered an order authorizing FPA to assume certain vendor contracts, including the Emergency Medicine division's contract. The Company has been paid all pre-petition receivables and is continuing to provide services to FPA under the contract. FPA represented approximately 30% of the Emergency Medicine division's revenue in 1998. There can, however, be no assurance that FPA will continue to meet its obligations or that FPA will not seek to liquidate under Chapter 7 of the Bankruptcy Code. The failure of FPA to meet its obligations could have a material adverse effect on Physician Services.

     The operating loss for Per-Se for the year ended December 31, 1998 was primarily a result of the previously mentioned decline in software license sales, increases in investments in new product development and an increase in its allowance for doubtful accounts receivable. During 1998, Per-Se increased its reserves for bad debt by $7.3 million related to various receivables, including receivables from Allegheny Health, Education and Research Foundation and certain affiliates ("AHERF"), which filed for protection under Chapter 11 of the United States Bankruptcy Code. Per-Se has a number of contracts with AHERF and is among AHERF's twenty largest unsecured creditors. The Company expects that AHERF will reject those contracts and that the Company will have to seek to recover pre-petition amounts outstanding as a general unsecured creditor. There can be no assurance that the Company will realize any of these outstanding amounts. The Company has reserved the amounts of all pre-petition accounts receivable from AHERF.

     The Company believes that Per-Se has corrected the problems in its patient scheduling product and that it has made progress in rebuilding its relationships with clients. These improvements are reflected in Per-Se's 43% increase in its patient scheduling license sales in the fourth quarter of 1998 as compared with the sales in the third quarter of 1998. In addition to completing its first Patient1 sale during the fourth quarter of 1998, Per-Se was also named vendor of choice for a transaction that will include both Patient1 and its new financial management system, Business1(TM). Per-Se adopted a restructuring plan in December 1998 that eliminated approximately 40 positions, which will help reduce Per-Se's overhead costs in the future. See "-- Fiscal 1998 compared to Fiscal 1997 -- Restructuring and Other Charges."

     The Company's corporate overhead costs decreased by 10.5% for the year ended December 31, 1998 as compared to the previous year. This reduction is primarily the result of fewer professional service fees and a reduction of headcount resulting from process improvement initiatives. Management is committed to create efficient processes and reduce costs where feasible. Currently, management is in the process of reducing costs in the payroll processing area where management has made the decision to outsource its payroll processing function. As a result of the decision to outsource payroll processing, the Company must fully depreciate the remaining cost of its current payroll processing system over its shortened remaining useful life. This accelerated depreciation increased depreciation expense by approximately $1.0 million in 1998 and will increase depreciation expense in the first quarter of 1999 by approximately the same amount.

     INTEREST. Net interest expense in 1998 was approximately the same as it was in 1997. The Company expects interest expense to decrease in 1999 due to the repayment and termination of the Company's $100 million senior credit facility (the "Credit Facility") with a portion of the net proceeds resulting from the sale of Hospital Services.

     INTANGIBLE ASSET IMPAIRMENT. At September 30, 1998, the Company recorded an intangible asset impairment charge of $390.6 million to adjust the intangible assets of the Physician Services segment to their fair value. As previously disclosed, management regularly monitors its results of operations and other developments within the industry to adjust its cash flow forecast, as necessary, to determine if an adjustment is necessary to the carrying value of the Company's intangible assets.

     During the third quarter of 1998, management of the Company believed there were events and changes in circumstances that warranted a re-assessment as to whether the carrying amount of the intangible assets for the

Physician Services segment was still recoverable. These events included: (i) continuing increases in the segment's operating losses due primarily to client losses; (ii) significant litigation charges within the Physician Services segment; and (iii) absence of revenue growth within the Physician Services segment. Therefore, in accordance with applicable accounting rules, management prepared a 40-year undiscounted cash flow analysis to determine if these intangible assets were still recoverable. Management prepared the analysis with assumptions that reflected its current outlook on the business. In all instances, management believed the assumptions inherent in the analysis were reasonable and supportable. The following key assumptions were used in management's undiscounted cash flow analysis: (i) revenue was forecasted to decline over the next five years and then remain flat; (ii) EBITDA margin was forecasted to continue to decrease in 1999, increase slightly over the following four years and then stabilize at a moderate margin over the remaining life of the assets; and (iii) capital spending would be maintained in the range of 3% of revenue. Since the undiscounted cash flow model showed an impairment of the Company's long-lived assets, the Company used a discounted cash flow model to measure the fair value of these long-lived assets, which was consistent with the Company's policy. The fair value calculation determined that the fair value of the long-lived assets was approximately $63 million. The Company wrote-off the value of its longest lived assets first, which resulted in the write-off of all of the Physician Services segment's goodwill and a portion of the value of its client lists. Simultaneous with the impairment charge, the Company reduced the estimated useful life of its remaining intangible assets for the Physician Services segment to 10 years.

     LITIGATION SETTLEMENTS. The Company accrued $19.5 million during the third quarter of 1998 as a result of its successful settlement negotiations with the government concerning two federal investigations into billing and collection practices of the Company (the "California Investigation" and the "GFS Investigation"). To settle with all parties in connection with the California Investigation, Medaphis paid approximately $3.1 million in the fourth quarter of 1998 with the remainder to be paid in early 1999. An agreement in principle based on the Company's ability to pay, subject to definitive documentation and final approval by the United States, was reached in connection with the GFS Investigation. Medaphis will pay $8.0 million upon the execution of this definitive agreement with the balance of $7.0 million payable in eight equal quarterly payments thereafter, plus interest.

     In June 1998, the Company recorded an estimated litigation settlement liability of $21.3 million associated with claims made on behalf of certain former BSG shareholders. Such liability was estimated based upon a proposed settlement of approximately 3.2 million shares of Common Stock. This settlement was subsequently finalized for 5.0 million shares of Common Stock, and, based on the prevailing market price, the settlement was valued at $15.9 million. A reduction to litigation settlements totaling approximately $5.4 million was recorded in the fourth quarter to reflect the final settlement value.

     In 1997, the Company recorded a non-cash litigation settlement charge of $52.5 million for the settlement of a class action legal matter brought against the Company in 1996. The settlement was comprised of approximately 4.0 million shares of Common Stock and warrants to purchase 5.3 million shares of Common Stock at $12 per share for a five year period. See Note 10 of Notes to Financial Statements where the above legal matters are discussed in more detail.

     RESTRUCTURING AND OTHER CHARGES. In December 1998, management of Per-Se adopted a plan to restructure its operations to align Per-Se's resources more appropriately with future operational needs and new product development. In order to accomplish these objectives, Per-Se's executive management terminated approximately 35 employees, primarily in the areas of professional services and research and development, and recorded severance costs of approximately $1.3 million.

     During 1997, the Company recorded restructuring charges of approximately $2.8 million primarily related to a plan adopted in August 1997 to combine the operations of Per-Se and Impact (the "Per-Se Restructuring"). The objective of the Per-Se Restructuring was to improve profitability thorough capitalizing on perceived synergies of these similar businesses and better utilizing office space and other resources. In connection with the Per-Se Restructuring, the Company recorded charges of approximately $1.1 million, primarily consisting of lease termination costs and severance costs. See "-- Discontinued Operations" where management's decision to sell Impact is discussed in detail.

     In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). The objectives of the Reengineering Project were: (i) to improve profitability in the near term through office consolidations (the "MPSC Restructuring Plan"); (ii) to improve longer-term profitability by developing technology and then leveraging such technology to make the Company's workflow process more efficient; and (iii) to standardize operating procedures through Physician Services. During 1997, the Company recognized additional restructuring expenses of approximately $1.7 million related to adjustments to the lease termination costs associated with the MPSC Restructuring Plan.

     As of December 31, 1998, the Company had accrued, but had not paid, expenses of approximately $5.4 million in connection with the Company's various restructuring plans. Such amounts consist primarily of estimated lease termination costs which will be paid in varying amounts through 2005 and the above-mentioned severance, the majority of which will be paid in the first half of 1999.

     Exclusive of the restructuring charges discussed above, other charges aggregated approximately $3.9 million in 1998 as compared to $14.0 million in 1997. The primary components of the 1998 charges were: (i) $0.7 million in non-cash property and equipment impairment charges associated with certain properties held for sale; (ii) $2.0 million in legal costs associated with various lawsuits and investigations (see Note 10 of Notes to Financial Statements); and (iii) $1.2 million of severance costs, primarily related to former executive officers. The primary components of the 1997 amounts were: (i) $5.0 million in non-cash property and equipment impairment charges associated with Company's assessment of the recoverability of certain of its long-lived assets; (ii) $2.6 million in legal costs associated with various lawsuits and investigations (see Note 10 of Notes to Financial Statements); and (iii) $6.4 million of various other costs, including severance and other individually insignificant, non-recurring items.

     INCOME TAXES. Based on recent events and the current operating forecast, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company recorded a full valuation allowance against the net deferred tax asset. If, during future periods, management believes the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation reserve accordingly.

     Effective income tax rates for the prior period presented vary from statutory rates primarily as a result of nondeductible goodwill associated with merger transactions consummated by the Company in previous years.

     DISCONTINUED OPERATIONS. Summarized financial information for the discontinued operations for the years ended December 31, 1998 and 1997 is as follows:

                                             FOR THE YEAR ENDED DECEMBER 31,
                              --------------------------------------------------------------
                                          1998                             1997
                              -----------------------------   ------------------------------
                              HOSPITAL                        HOSPITAL
                              SERVICES   IMPACT     TOTAL     SERVICES    IMPACT     TOTAL
                              --------   -------   --------   --------   --------   --------
                                                      (IN THOUSANDS)
Revenue.....................  $100,081   $79,731   $179,812   $97,095    $101,524   $198,619
                              ========   =======   ========   =======    ========   ========
Income (loss) from
  discontinued operation
  before taxes..............     5,192    (5,263)       (71)    9,508     (10,419)      (911)
Income tax expense
  (benefit).................     2,079    (2,079)        --     3,910      (4,115)      (205)
                              --------   -------   --------   -------    --------   --------
Income (loss) from
  discontinued operations,
  net of tax................  $  3,113   $(3,184)  $    (71)  $ 5,598    $ (6,304)  $   (706)
                              ========   =======   ========   =======    ========   ========

     In early 1998, management initiated a plan to focus the Company's financial and management resources on its two core healthcare segments, in an effort to return the Company to profitability. Management has defined its two core segments as: Physician Services and Per-Se. Management began to seek alternatives for the remaining non-core business segments: Hospital Services and Impact. Although Hospital Services provided business management and accounts receivable management services to approximately 1,200 hospitals, the Company's management deemed the segment non-core as a substantial portion of the services offered was bad debt collection. Impact was deemed non-core as it did not provide consulting services to the healthcare industry.

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO for initial consideration of $107.5 million. In February 1999, the Company received additional proceeds of $0.5 million based on the Hospital Services final closing balance sheet. In addition, Medaphis could receive a purchase price adjustment of up to $10.0 million subject to the achievement of various operational targets in 1999. The Company recorded a $7.2 million gain, net of taxes of $5.0 million, as a result of this sale. See Liquidity and Capital Resources where the use of proceeds from this sale is discussed.

     After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment would generate the greatest return to the stockholders and finalized its plan to sell Impact. Management intends to have this sale completed by the end of 1999 and does not anticipate future losses in connection with the sale.

     The results of operating for both Hospital Services and Impact have been classified as discontinued operations for all periods presented.

     EXTRAORDINARY ITEM. In February 1998, the Company used the proceeds from the February 1998 issuance of Notes (see Liquidity and Capital Resources) and the Credit Facility to redeem the Company's then-current debt facility. In November 1998, the Company used $71.5 million of the $103.2 million net proceeds received from the sale of Hospital Services to repay and terminate the Credit Facility. The Company recorded extraordinary charges in 1998 of $8.4 million, net of tax of $3.8 million, to write-off the unamortized costs associated with the early extinguishment of both the Company's previous debt facility and the Credit Facility.

     On May 28, 1997, Medaphis sold HRI through an initial public offering of 100% of its stock, which generated net proceeds to the Company of $126.4 million. The Company recorded an extraordinary gain on the sale of HRI of $76.4 million, net of tax of $46.2 million, in the second quarter of 1997. Medaphis had acquired HRI on August 28, 1995 through a business combination accounted for as a pooling-of-interests.

  Fiscal 1997 compared to Fiscal 1996

     REVENUE. Revenue classified by the Company's reportable segments is as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Physician Services..........................................  $278,475    $297,737
Per-Se......................................................    99,281      72,215
HRI.........................................................    14,720      31,419
Eliminations................................................       (56)       (920)
                                                              --------    --------
                                                              $392,420    $400,451
                                                              ========    ========

     Physician Services' revenue for the year ended December 31, 1997 declined 6.5% from the prior year principally due to client losses outpacing the addition of new clients. In 1997, management's emphasis had been on enhancing client service to its existing clients and not on expanding the client base. In addition, during 1997, the Company completed a detailed review to update the assumptions and methodology underlying the calculation of unbilled accounts receivable. As a result of this comprehensive analysis, the Company recorded a $10.7 million negative adjustment to revenue and accounts receivable. The Company experienced no comparable adjustments in 1996.

     Per-Se's revenue increased 37.5% for the year ended December 31, 1997, as compared with the year ended December 31, 1996. This increase is primarily the result of an increase in license fees associated with its UltiCare(R) and scheduling product lines.

     Medaphis acquired HRI on August 28, 1995 in a transaction accounted for as a pooling-of-interests. On May 28, 1997, Medaphis completed the sale of HRI and, as a result, there are only five months of revenue from HRI in 1997 compared with a full year for 1996.

     OPERATING PROFIT (LOSS). Operating profit (loss), which excludes restructuring and other charges, litigation settlements, intangible asset impairment and interest expense, classified by the Company's operating segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1997          1996
                                                              ---------     ---------
                                                                  (IN THOUSANDS)
Physician Services..........................................  $ (4,582)     $(12,715)
Per-Se......................................................    20,310        13,454
HRI.........................................................     3,685         8,502
Corporate...................................................   (35,865)      (27,649)
                                                              --------      --------
                                                              $(16,452)     $(18,408)
                                                              ========      ========

     The decrease in the operating loss for the Physician Services segment was directly attributable to management's efforts to reduce costs by streamlining processes and reducing the overall headcount of this segment.

     Operating profit for Per-Se for the year ended December 31, 1997 increased 51.0% as compared to 1996. This increase was caused by the above mentioned revenue growth offset by charges of $4.7 million for adjustments to unbilled accounts receivable relating to collection issues on certain contracts.

     The Company's corporate overhead costs increased by 29.7% for the year ended December 31, 1997 as compared to the previous year. This increase is primarily the result of higher than normal professional fees the Company incurred to assist with various financial, operational and organizational projects undertaken by the executive management of the Company.

     INTEREST. Net interest expense was $23.4 million in the year ended December 31, 1997 as compared with $11.6 million in the same period of 1996. The increase in interest expense was due to increased borrowing rates.

     RESTRUCTURING AND OTHER CHARGES. During 1997, the Company recorded restructuring charges of approximately $2.8 million as compared to charges in 1996 of approximately $3.4 million. See "-- Fiscal 1998 Compared to Fiscal
1997 -- Restructuring and Other Charges" for an explanation of the 1997 restructuring charges. The restructuring costs incurred in 1996 were related to the additional expenses associated with the Reengineering Project, which had not previously been reserved.

     As of December 31, 1997, the Company had accrued, but had not paid, expenses of approximately $5.6 million, in connection with the office consolidation aspect of the Reengineering Project and the Per-Se Restructuring. Such amount consisted primarily of estimated lease termination costs that will be paid in varying amounts through 2005.

     Also in 1996, a comprehensive assessment of the technology aspect of the Reengineering Project was completed. Management concluded that, due to increased development costs and higher than expected operating costs, it was no longer cost effective to continue the deployment of the technology upon which the Reengineering Project was based. While technologically feasible, management determined that such technology had no alternative useful application in the Company's operations. In connection with the abandonment of this project, the Company recorded a non-cash charge of $71.5 million in December 1996.

     Exclusive of the restructuring charges discussed above, other charges aggregated approximately $14.0 million in 1997 as compared to $116.0 million, including the $71.5 million of the above-mentioned software abandonment costs, in 1996. See "-- Fiscal 1998 compared to Fiscal 1997 -- Restructuring and Other Charges" for an explanation of the other charges in 1997. The primary components of the 1996 amounts were: (i) $22.5 million in non-cash property and equipment impairment charges associated with the abandonment of the Reengineering Plan;
(ii) $12.8 million in legal costs associated with various lawsuits and investigations (see Note 10 of Notes to Financial Statements); and (iii) $9.2 million of various other costs, including pooling charges, severance and other individually insignificant, non-recurring items.

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

     DISCONTINUED OPERATIONS. Summarized financial information for the discontinued operations for the years ended December 31, 1997 and 1996 is as follows:

                                              FOR THE YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------
                                           1997                             1996
                              ------------------------------   ------------------------------
                              HOSPITAL                         HOSPITAL
                              SERVICES    IMPACT     TOTAL     SERVICES    IMPACT     TOTAL
                              --------   --------   --------   --------   --------   --------
                                                      (IN THOUSANDS)
Revenue.....................  $97,095    $101,524   $198,619   $88,946    $116,437   $205,383
                              =======    ========   ========   =======    ========   ========
Income (loss) from
  discontinued operations
  before income taxes.......    9,508     (10,419)      (911)   13,873     (75,872)   (61,999)
Income tax expense
  (benefit).................    3,910      (4,115)      (205)    5,663     (29,969)   (24,306)
                              -------    --------   --------   -------    --------   --------
Income (loss) from
  discontinued operations,
  net of tax................  $ 5,598    $ (6,304)  $   (706)  $ 8,210    $(45,903)  $(37,693)
                              =======    ========   ========   =======    ========   ========

     EXTRAORDINARY ITEM. On May 28, 1997, Medaphis sold HRI through an initial public offering of 100% of its stock, which generated net proceeds to the Company of approximately $126.4 million. The Company recorded an extraordinary gain on the sale of HRI of $76.4 million, net of tax of $46.2 million in the second quarter of 1997. Medaphis had acquired HRI on August 28, 1995 through a business combination accounted for using the pooling-of-interests method of accounting.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology ("EITF 97-13"). EITF 97-13 requires process reengineering costs, as defined, which had been previously capitalized as part of an information technology project to be expensed in the quarter which includes November 1997. The Company recorded a charge of $2.5 million, net of tax of $1.6 million, in the fourth quarter of 1997 as a result of EITF 97-13.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $86.2 million at December 31, 1998, including $54.4 million of unrestricted cash and cash equivalents. The $39.7 million increase in cash from December 31, 1997 is primarily a result of the November 30, 1998 sale of Hospital Services.

     On February 20, 1998, the Company sold $175 million of 9 1/2% Senior Notes due 2005 (the "Notes"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15, commencing on August 15, 1998, and will mature on February 15, 2005. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2002, at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest. In addition, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the original principal amount of the Notes at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least $100 million aggregate principal amount of the Notes remain outstanding immediately following any such redemption.

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

     The Company also entered into the Credit Facility on February 20, 1998. The Company had the option of making "LIBOR" based loans or "base rate" loans under the Credit Facility. LIBOR based loans bore interest at LIBOR plus 3.0%. Base rate loans bore interest at prime plus 1.75%. In addition, the Company paid a quarterly commitment fee on the unused portion on the Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. On November 30, 1998, the Company used $71.5 million of the $103.2 million net proceeds received from the sale of Hospital Services to repay and terminate the Credit Facility.

     In February 1999, the Company received an additional $0.5 million purchase price adjustment based on Hospital Services' tangible net worth at closing. In addition, Medaphis could receive a purchase price adjustment of up to $10.0 million subject to the achievement of various operational targets in 1999.

     Under the Indenture governing the Notes, the balance of the excess sale proceeds, as defined, from the sale of Hospital Services or any other asset sale must be invested in the Company's business within 360 days of the sale. To the extent that such excess proceeds are not invested, the Company is required to offer to repurchase the Notes at par with such proceeds. Currently, it is management's intention to invest the excess proceeds of $31.7 million from the Hospital Services sale in the Company.

     Management expects to complete the sale of Impact before the end of 1999. The Company will either use the excess proceeds from this sale to invest in the growth of the business or will use such proceeds to repurchase the Notes at par within the 360 day period referred to above.

     In 1998, the Company decided to transition from a computerized coding system used by the Emergency Medicine division of Physician Services for emergency medicine physician billing to manual coding. No material extraordinary charges were incurred as a result of the transition from the computerized coding system. There can be no assurance that any third-party claims or lost business relating to transition from, or modifications previously made to, the Emergency Medicine division's coding system will not have a material adverse effect on the Company, including, without limitation, on the Company's revenue, results of operations, financial condition or cash flow.

     The Company is a party to various legal actions. See Note 10 of Notes to Financial Statements. There can be no assurance that these actions or investigations will not have a disruptive effect upon the operations of the business or that the resolution of these actions will not have a material adverse effect on the Company's liquidity or financial position.

     The degree to which the Company is leveraged could have the following consequences: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired; and (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness thereby reducing the funds available to the Company for its operations. In addition, the Indenture for the Notes contains restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends and sales of assets.

     The Company believes that its current cash flow is sufficient to permit the Company to meet its operating expenses, service its debt requirements as they become due in the next twelve months and for the long term and to invest in the business; however, there can be no assurance that such results will be achieved. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restricting or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

     To enhance the Company's financial flexibility, management is currently seeking a new credit facility that would allow Medaphis to borrow up to a maximum of $50 million. This flexibility would give management the ability to make prudent strategic investments in the business. Additionally, management anticipates receiving proceeds from the sale of Impact which will be available to invest in the business subject to the limitations discussed above.

YEAR 2000

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a Company-wide review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Through its Company-wide review, the Company has identified a number of older legacy systems, all within the Physician Services business, that will be abandoned in favor of a limited number of more efficient processing systems, rather than make all the systems Year 2000 compatible. The Emergency Medicine division's computerized coding system is one of the legacy systems from which the Company has already transitioned. The Company believes that it is on target to complete substantially all of these system migration efforts by mid-1999. The detailed planning and inventory for the majority of the Company's legacy systems that are being modified for Year 2000 compatibility has been completed and such systems are in remediation. Customers, vendors and resellers have been identified and requests for information distributed regarding the Year 2000 readiness of such parties. Responses are expected through the first quarter of 1999. The Company began to develop contingency plans during the fourth quarter of 1998 and will continue developing these plans through the second quarter of 1999 in response to assessments of the Year 2000 readiness of customers, vendors and resellers.

     In the third quarter of 1998, Per-Se released Year 2000 compatible versions of its patient scheduling and staff management products. The testing and documentation of Per-Se's clinical information system and its radiology products are scheduled to be completed by the end of the second quarter of 1999. A new patient financial management system, as well as enhancements to the clinical information system, which are not scheduled for general availability until late 1999, are being tested and documented with regard to Year 2000 support as part of ongoing software development.

     Through December 31, 1998, the Company has spent approximately $2.6 million on its Year 2000 efforts, and it expects to spend an additional $3.5 million to $5.0 million in 1999 on such efforts, the majority of which represents redirection of internal resources. However, there can be no assurance that the Company will identify all Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe SOP 98-1 will have a material impact on the Company's results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes guidance on the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities and is effective for financial statements for all fiscal quarters of fiscal years beginning after

June 15, 1999. The Company does not believe SFAS No. 133 will have a material impact on the Company's results of operations.

     On September 28, 1998, the Securities and Exchange Commission (the "Commission") issued a press release stating "the Commission will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure" for all publicly-traded companies. Until such time as the Commission staff issues such interpretative guidelines, it is unclear what, if any, impact such interpretative guidance will have on the Company's current accounting practices. However, the potential changes in accounting practice being considered by the Commission staff could have a material impact on the carrying value of the unbilled receivables at Physician Services that historically have been recognized using methods in accordance with generally accepted accounting principles. Any such changes would have no effect on reported cash flow.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I of this Report pursuant to General Instruction G of this Form 10-K, is included in the sections entitled "Management of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements

      Report of Independent Accountants;

      Consolidated Balance Sheets -- as of December 31, 1998 and 1997;

      Consolidated Statements of Operations -- years ended December 31, 1998, 1997 and 1996;

      Consolidated Statements of Cash Flows -- years ended December 31, 1998, 1997 and 1996;

      Consolidated Statements of Stockholders' Equity -- years ended December 31, 1998, 1997 and 1996; and Notes to Consolidated Financial Statements.

   2. Financial Statement Schedules

      Included in Part IV of the report:

      Report of Independent Accountants;

      Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 1998, 1997 and 1996

      Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required.

   3. Exhibits

      The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
  2.1     --   Merger Agreement dated as of December 29, 1995, among
               Registrant, CarSub, Inc. and Medical Management Sciences,
               Inc. (incorporated by reference to Exhibit 2.1 to Current
               Report on Form 8-K filed on January 19, 1996).
  2.2     --   Merger Agreement dated as of March 15, 1996, among
               Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on
               Form S-4, File No. 333-2506).
  2.3     --   Stock Purchase Agreement dated as of October 15, 1998,
               between Registrant and NCO Group, Inc. (incorporated by
               reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).
  3.1     --   Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registration Statement on Form S-1, File No. 33-42216).
  3.2     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 to
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1993).
  3.3     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to
               Registration Statement on Form 8-A/A, filed on March 28,
               1995).
  3.4     --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to Registration Statement on Form S-8,
               Registration No. 333-03213).
  3.5     --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 3.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
  3.6     --   Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
  4.1     --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the
               fiscal year ended December 31, 1995, File No. 000-19480 (the
               "1995 Form 10-K")).
  4.2     --   Form of Option Agreement relating to Registrant's Amended
               and Restated Non-Qualified Stock Option Plan.
  4.3     --   Form of Option Agreement relating to Registrant's Senior
               Executive Performance Non-Qualified Stock Option Plan
               (incorporated by reference to Exhibit 4.3 to Registration
               Statement on Form S-1, File No. 33-42216).
  4.4     --   Form of Option Agreement relating to Registrant's
               Non-Qualified Stock Option Plan for Employees of Acquired
               Companies (incorporated by reference to Exhibit 4.4 to
               Registration Statement on Form S-3, File No. 33-71552).
  4.5     --   Form of Option Agreement relating to Registrant's Restricted
               Stock Plan (incorporated by reference to Exhibit 4.5 to the
               1995 Form 10-K).
  4.6     --   Form of Option Agreement relating to Registrant's
               Non-Employee Director Stock Option Plan.
  4.7     --   Form of Option Agreement relating to Registrant's
               Non-Qualified Stock Option Plan for Non-Executive Employees
               (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996,
               File No. 000-19480 (the "1996 Form 10-K")).
  4.8     --   Form of Common Stock Purchase Warrant issued to Fredica Morf and Ursula Nelson (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994, File No. 000-19480 (the "1994 Form
               10-K")).
  4.9     --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
               1998).
  4.10    --   Warrant Agreement dated as of July 8, 1998, between
               Registrant and SunTrust Bank, Atlanta, as Warrant Agent
               (including form of warrant certificate) (incorporated by
               reference to Exhibit 4.2 to Registration Statement on Form
               8-A filed on July 21, 1998)
  4.11    --   Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
 10.1     --   Amended and Restated Medaphis Corporation Non-Qualified
               Stock Option Plan (incorporated by reference to Exhibit 28.1 to Registration Statement on Form S-8, File No. 33-46847).
 10.2     --   First Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28.1 to Registration Statement on Form S-8, File
               No. 33-64952).
 10.3     --   Second Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
 10.4     --   Third Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the
               quarterly period ended March 31, 1993).
 10.5     --   Fourth Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993).
 10.6     --   Fifth Amendment to the Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
 10.7     --   Sixth Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the
               quarterly period ended March 31, 1994).
 10.8     --   Seventh Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99 to Registration Statement on Form
               S-8, File No. 33-95742).
 10.9     --   Eighth Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form
               S-8, File No. 333-07203).
 10.10    --   Ninth Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8, File
               No. 333-07203).
 10.11    --   Tenth Amendment to Amended and Restated Medaphis Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8, File
               No. 333-7203).
 10.12    --   Eleventh Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K).
 10.13    --   Twelfth Amendment to Amended and Restated Medaphis
               Corporation Non-Qualified Stock Option Plan.
 10.14    --   Medaphis Corporation Senior Executive Performance
               Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28.2 to Registration Statement on Form S-8, File
               No. 33-46847).
 10.15    --   First Amendment to Medaphis Corporation Senior Executive
               Performance Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993).
 10.16    --   Medaphis Corporation Non-Qualified Stock Option Plan for
               Employees of Acquired Companies (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, File
               No. 33-67752).
 10.17    --   First Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99 to Registration
               Statement on Form S-8, File No. 33-71556).
 10.18    --   Second Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99 to Registration
               Statement on Form S-8, File No. 33-88442).
 10.19    --   Third Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 10.14 to the 1995 Form
               10-K).
 10.20    --   Fourth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99.2 to Registration
               Statement on Form S-8, File No. 333-3213).
 10.21    --   Fifth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 99.1 to Registration
               Statement on Form S-8, File No. 333-07627).
 10.22    --   Sixth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Employees of Acquired Companies
               (incorporated by reference to Exhibit 10.21 to the 1996 Form
               10-K).
 10.23    --   Seventh Amendment to Medaphis Corporation Non-Qualified
               Stock Option Plan for Employees of Acquired Companies.
 10.24    --   Medaphis Corporation Non-Employee Director Stock Option
               Plan, dated as of August 12, 1994 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1994).
 10.25    --   First Amendment to Medaphis Corporation Non-Employee
               Director Stock Option Plan.

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
 10.26    --   Medaphis Corporation Non-Qualified Stock Option Plan for
               Non-Executive Employees (incorporated by reference to
               Exhibit 10.23 to the 1996 Form 10-K).
 10.27    --   First Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.24 to the 1996 Form 10-K).
 10.28    --   Second Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 000-19480
               (the "1997 Form 10-K").
 10.29    --   Third Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.26 to the 1997 Form 10-K).
 10.30    --   Fourth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.27 to the 1997 Form 10-K).
 10.31    --   Fifth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees (incorporated by
               reference to Exhibit 10.28 to the 1997 Form 10-K).
 10.32    --   Sixth Amendment to Medaphis Corporation Non-Qualified Stock
               Option Plan for Non-Executive Employees.
 10.33    --   Restricted Stock Plan of the Registrant, dated as of August
               12, 1994 (incorporated by reference to Exhibit 10.2 to
               Registration Statement on Form S-4, File No. 33-88910).
 10.34    --   Form of Medaphis Corporation Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.19 to the 1995 Form
               10-K).
 10.35    --   First Amendment to Medaphis Corporation Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.27 on the 1996 Form 10-K).
 10.36    --   Second Amendment to Medaphis Corporation Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.32 to the 1997 Form 10-K).
 10.37    --   Third Amendment to Medaphis Corporation Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.33 to the 1997 Form 10-K).
 10.38    --   Retirement Savings Trust (incorporated by reference to
               Exhibit 10.10 to Registration Statement on Form S-1, File
               No. 33-42216).
 10.39    --   Amended and Restated Medaphis Employees' Retirement Savings
               Plan (incorporated by reference to Exhibit 10.29 to the 1996
               Form 10-K).
 10.40    --   First Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.30 to the 1996 Form 10-K).
 10.41    --   Form of Second Amendment to the Amended and Restated
               Medaphis Employees' Retirement Savings Plan (incorporated by reference to Exhibit 10.31 to the 1996 Form 10-K).
 10.42    --   Third Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).
 10.43    --   Fourth Amendment to the Amended and Restated Medaphis
               Employees' Retirement Savings Plan (incorporated by
               reference to Exhibit 10.39 to the 1997 Form 10-K).
 10.44    --   Master Equipment Lease, dated January 25, 1994, by and
               between Trust Company Bank and Registrant (incorporated by reference to Exhibit 10.63 to the 1994 Form 10-K).
 10.45    --   Employment Agreement by and between Registrant and David E.
               McDowell, dated November 19, 1996 (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
 10.46    --   Employment Agreement dated July 28, 1997, between Registrant and Randolph L.M. Hutto (incorporated by reference to
               Exhibit 10.10 to Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1997).
 10.47    --   Employment Agreement dated January 25, 1998, between
               Registrant and Allen W. Ritchie (incorporated by reference to Exhibit 10.69 to the 1997 Form 10-K).

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
 10.48    --   Employment Agreement dated July 27, 1998, between Registrant and Wayne A. Tanner (incorporated by reference to Exhibit
               10.1 to Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998).
 10.49    --   Medaphis Deferred Compensation Plan (incorporated by
               reference to Exhibit 99 to Registration Statement on Form
               S-8, Registration No. 33-90874).
 10.50    --   First Amendment to the Medaphis Deferred Compensation Plan
               (incorporated by reference to Exhibit 10.2 to Quarterly
               Report on Form 10-Q for the quarterly period ended September
               30, 1997).
 10.51    --   Second Amendment to the Medaphis Deferred Compensation Plan
               (incorporated by reference to Exhibit 10.3 to Quarterly
               Report on Form 10-Q for the quarterly period ended September
               30, 1997).
 10.52    --   Third Amendment to the Medaphis Corporation Deferred
               Compensation Plan (incorporated by reference to Exhibit
               10.76 to the 1997 Form 10-K).
 10.53    --   Written description of Registrant's Non-Employee Director
               Compensation Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarterly period
               ended September 30, 1997).
 10.54    --   Medaphis Corporation Non-Employee Director Deferred Stock
               Credit Plan (incorporated by reference to Exhibit 10.5 to
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1997).
 10.55    --   Separation Agreement dated as of May 28, 1997, between
               Registrant and Healthcare Recoveries, Inc. (incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).
 10.56    --   Impact Innovations Key Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form
               10-Q for the quarter ended September 30, 1998).
 10.57    --   Medaphis Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form
               10-Q for the quarter ended September 30, 1998).
 10.58    --   Corporate Integrity Agreement between the Office of the
               Inspector General of the Department of Health and Human
               Services and Registrant (incorporated by reference to
               Exhibit 10.4 to Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1998).
 21       --   Subsidiaries of Registrant
 23.1     --   Consent of PricewaterhouseCoopers LLP.
 27       --   Financial Data Schedule (for SEC use only)
 99.1     --   Safe Harbor Compliance Statement for Forward-Looking
               Statements.

---------------

* The exhibits, which are referenced in the above documents, are hereby incorporated by reference. Such exhibits have been omitted for purposes of this filing but will be furnished supplementary to the Commission upon request.

     (b) Reports on Form 8-K

        Two reports on Form 8-K were filed during the quarter ended December 31, 1998:

                                                         FINANCIAL
                   ITEM REPORTED                      STATEMENTS FILED   DATE OF REPORT
                   -------------                      ----------------  -----------------
Intangible impairment, government investigation
  settlements, tax reserves, and restructuring and
  other unusual charges.............................         No          October 23, 1998
Sale of Hospital Division to NCO Group, Inc.........         No         November 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Medaphis Corporation
                                            (Registrant)

Date: March 19, 1999                      By: /s/ WAYNE A. TANNER
                                            ------------------------------------
                                                      Wayne A. Tanner
                                                Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           March 19, 1999                                 /s/ DAVID E. MCDOWELL
                                          ------------------------------------------------------
                                                            David E. McDowell
                                                          Chairman and Director

           March 19, 1999                                  /s/ ALLEN W. RITCHIE
                                          ------------------------------------------------------
                                                             Allen W. Ritchie
                                             President, Chief Executive Officer, and Director

           March 19, 1999                                  /s/ WAYNE A. TANNER
                                          ------------------------------------------------------
                                                             Wayne A. Tanner
                                                       Executive Vice President and
                                                         Chief Financial Officer

           March 19, 1999                                /s/ JAMES W. FITZGIBBONS
                                          ------------------------------------------------------
                                                           James W. FitzGibbons
                                                      Vice President and Controller
                                                      (Principal Accounting Officer)

           March 19, 1999                                  /s/ DENNIS A. PRYOR
                                          ------------------------------------------------------
                                                             Dennis A. Pryor
                                                        Vice Chairman and Director

           March 19, 1999                                 /s/ RODERICK M. HILLS
                                          ------------------------------------------------------
                                                            Roderick M. Hills
                                                                 Director

           March 19, 1999                              /s/ DAVID R. HOLBROOKE, M.D.
                                          ------------------------------------------------------
                                                         David R. Holbrooke, M.D.
                                                                 Director

           March 19, 1999                                    /s/ JOHN C. POPE
                                          ------------------------------------------------------
                                                               John C. Pope
                                                                 Director

           March 19, 1999                               /s/ C. CHRISTOPHER TROWER
                                          ------------------------------------------------------
                                                          C. Christopher Trower
                                                                 Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Medaphis Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Medaphis Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 10, 1999

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
Current Assets:
  Cash and cash equivalents.................................  $  54,409   $  14,729
  Restricted cash...........................................      5,754       2,218
  Accounts receivable, billed (less allowances of $17,160
     and $7,336)............................................     54,800      68,600
  Accounts receivable, unbilled.............................     46,757      60,228
  Other.....................................................      8,022      11,088
                                                              ---------   ---------
          Total current assets..............................    169,742     156,863
Property and equipment......................................     47,954      52,365
Deferred income taxes.......................................         --      60,857
Intangible assets...........................................     48,241     459,129
Net assets of discontinued operations.......................     11,872     108,158
Other.......................................................      8,912       9,773
                                                              ---------   ---------
                                                              $ 286,721   $ 847,145
                                                              =========   =========
Current Liabilities:
  Accounts payable..........................................  $   8,550   $   9,064
  Accrued compensation......................................     21,234      26,626
  Accrued expenses..........................................     22,361      29,054
  Accrued litigation settlements............................     12,026          --
  Current portion of long-term debt.........................      1,067      11,432
  Deferred revenue..........................................     18,289      16,165
                                                              ---------   ---------
          Total current liabilities.........................     83,527      92,341
Long-term debt..............................................    175,013     189,259
Accrued litigation settlements..............................     20,250      52,500
Other obligations...........................................      5,608      11,264
                                                              ---------   ---------
          Total liabilities.................................    284,398     345,364
                                                              ---------   ---------
Commitments and contingencies (Notes 9 and 10)
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................         --          --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     78,745 and 73,204 issued and outstanding in 1998 and
     1997, respectively.....................................        787         732
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................         --          --
  Paid-in capital...........................................    740,014     678,998
  Accumulated deficit.......................................   (738,390)   (177,949)
                                                              ---------   ---------
                                                                  2,411     501,781
  Less treasury stock, at cost -- 15 shares in 1998.........         88          --
                                                              ---------   ---------
          Total stockholders' equity........................      2,323     501,781
                                                              ---------   ---------
                                                              $ 286,721   $ 847,145
                                                              =========   =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   ---------
Revenue.....................................................  $ 349,823   $392,420   $ 400,451
                                                              ---------   --------   ---------
Salaries and wages..........................................    226,894    242,228     247,204
Other operating expenses....................................    126,183    123,094     130,007
Depreciation................................................     23,848     22,481      20,266
Amortization................................................     18,077     21,069      21,382
Interest expense, net.......................................     23,494     23,398      11,585
Intangible asset impairment.................................    390,641         --          --
Litigation settlements......................................     35,987     52,500          --
Restructuring and other charges.............................      5,191     16,741     119,434
                                                              ---------   --------   ---------
          Total expenses....................................    850,315    501,511     549,878
                                                              ---------   --------   ---------
Loss before income taxes....................................   (500,492)  (109,091)   (149,427)
Income tax expense (benefit)................................     58,465    (16,568)    (49,783)
                                                              ---------   --------   ---------
Loss from continuing operations.............................   (558,957)   (92,523)    (99,644)
                                                              ---------   --------   ---------
Discontinued operations, net of tax:
  Loss from discontinued operations.........................        (71)      (706)    (37,693)
  Gain on sale of Hospital Services.........................      7,214         --          --
                                                              ---------   --------   ---------
                                                                  7,143       (706)    (37,693)
                                                              ---------   --------   ---------
Loss before extraordinary item and cumulative effect of
  accounting change.........................................   (551,814)   (93,229)   (137,337)
Extraordinary items, net of tax.............................     (8,400)    76,391          --
Cumulative effect of accounting change, net of tax..........         --     (2,465)         --
                                                              ---------   --------   ---------
          Net loss..........................................   (560,214)   (19,303)   (137,337)
                                                              ---------   --------   ---------
Pro forma tax adjustments...................................         --         --         979
                                                              ---------   --------   ---------
Pro forma net loss..........................................  $(560,214)  $(19,303)  $(136,358)
                                                              =========   ========   =========
Pro forma basic net income (loss) per share:
  Pro forma basic loss from continuing operations...........  $   (7.26)  $  (1.27)  $   (1.39)
  Income (loss) from discontinued operations, net of tax....       0.09      (0.01)      (0.52)
  Extraordinary items, net of tax...........................      (0.10)      1.05          --
  Cumulative effect of accounting change, net of tax........         --      (0.03)         --
                                                              ---------   --------   ---------
  Pro forma basic net loss..................................  $   (7.27)  $  (0.26)  $   (1.91)
                                                              =========   ========   =========
Weighted average shares outstanding.........................     77,017     72,679      71,225
                                                              =========   ========   =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(560,214)  $ (19,303)  $(137,337)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Loss from discontinued operations.........................         71         706      37,693
  Depreciation and amortization.............................     41,925      43,550      41,648
  Gain on sale of Hospital Services in 1998 and HRI in
    1997....................................................    (12,229)   (122,583)         --
  Impairment losses on long-lived assets....................    391,322       7,098     107,414
  Cumulative effect of accounting change....................         --       4,094          --
  Early extinguishment of debt..............................     12,145          --          --
  Deferred income taxes.....................................     58,465      15,492     (77,663)
  Changes in assets and liabilities, excluding effects of
    acquisitions and divestitures:
    Restricted cash.........................................     (2,504)     (1,698)     (6,152)
    Accounts receivable, billed.............................     13,800      (6,055)     (6,885)
    Accounts receivable, unbilled...........................     13,471       1,054       4,604
    Accounts payable........................................       (514)      1,382      (8,989)
    Accrued compensation....................................     (5,392)      6,031       3,470
    Accrued expenses........................................     (3,712)    (22,539)     15,630
    Accrued litigation settlements..........................     32,639      52,500          --
    Deferred revenue........................................      2,124       9,216       2,758
    Other, net..............................................      6,966       6,961       8,764
                                                              ---------   ---------   ---------
    Net cash used for continuing operations.................    (11,637)    (24,094)    (15,045)
    Net cash provided by (used for) discontinued
       operations...........................................      5,240       4,114     (32,923)
                                                              ---------   ---------   ---------
         Net cash used for operating activities.............     (6,397)    (19,980)    (47,968)
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired..........................       (670)     (6,103)    (14,573)
Purchases of property and equipment.........................    (23,789)    (10,995)    (31,292)
Net proceeds from sale of Hospital Services in 1998 and HRI
  in 1997...................................................    103,204     126,375          --
Proceeds from sale of property and equipment................        915       3,644          --
Software development costs..................................     (4,515)     (5,203)    (30,517)
                                                              ---------   ---------   ---------
         Net cash provided by (used for) investing
            activities......................................     75,145     107,718     (76,382)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock.............................      1,447       1,216          --
Proceeds from the exercise of stock options.................      5,688       6,104      10,744
Proceeds from borrowings....................................    386,969     327,325     124,559
Payments of debt............................................   (410,712)   (398,058)    (24,814)
Repurchase of stock and warrants............................         --          --      (5,591)
Debt issuance costs.........................................    (12,460)    (13,596)         --
Other.......................................................         --          --       5,547
                                                              ---------   ---------   ---------
         Net cash (used for) provided by financing
            activities......................................    (29,068)    (77,009)    110,445
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
Net change..................................................     39,680      10,729     (13,905)
Balance at beginning of period..............................     14,729       4,000      17,905
                                                              ---------   ---------   ---------
Balance at end of period....................................  $  54,409   $  14,729   $   4,000
                                                              =========   =========   =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    COMMON               PREFERRED                            TREASURY       TOTAL
                           COMMON   STOCK    PREFERRED     STOCK     PAID-IN    ACCUMULATED    STOCK     STOCKHOLDERS'
                           SHARES   AMOUNT    SHARES      AMOUNT     CAPITAL      DEFICIT      AMOUNT       EQUITY
                           ------   ------   ---------   ---------   --------   -----------   --------   -------------
BALANCE AT DECEMBER 31,
  1995...................  58,917    $589      19,454      $ 382     $574,387    $ (21,284)   $    --      $ 554,074
Changes in HDS's
  stockholders' equity in
  the three months ended
  March 31, 1996 (see
  Note 3)................      --      --          --         --           --         (382)        --           (382)
Exercise of stock options
  (including tax benefit
  of $21,012)............   1,536      15          --         --       31,348           --        845         32,208
Repurchase of stock and
  warrants...............     (58)     --          --         --       (4,577)          --     (1,014)        (5,591)
Conversion of preferred
  stock at acquired
  companies..............   6,528      65     (19,454)      (382)         317           --         --             --
Conversion of
  subordinated
  debentures.............   4,527      45          --         --       62,305           --         --         62,350
Net loss.................      --      --          --         --           --     (137,337)        --       (137,337)
Other....................     255       3          --         --        2,893          307         --          3,203
                           ------    ----    --------      -----     --------    ---------    -------      ---------
BALANCE AT DECEMBER 31,
  1996...................  71,705     717          --         --      666,673     (158,696)      (169)       508,525
Issuance of common
  stock..................     205       2          --         --        1,214           --         --          1,216
Exercise of stock options
  (including tax benefit
  of $2,762).............   1,303      13          --         --        8,594           --        259          8,866
Net loss.................      --      --          --         --           --      (19,303)        --        (19,303)
Other....................      (9)     --          --         --        2,517           50        (90)         2,477
                           ------    ----    --------      -----     --------    ---------    -------      ---------
BALANCE AT DECEMBER 31,
  1997...................  73,204     732          --         --      678,998     (177,949)        --        501,781
Issuance of common
  stock..................     272       3          --         --        1,444           --         --          1,447
Exercise of stock
  options................   1,242      12          --         --        5,582          (49)       143          5,688
Funding of litigation
  settlements............   3,985      40          --         --       53,587           --        (70)        53,557
Net loss.................      --      --          --         --           --     (560,214)        --       (560,214)
Other....................      42      --          --         --          403         (178)      (161)            64
                           ------    ----    --------      -----     --------    ---------    -------      ---------
BALANCE AT DECEMBER 31,
  1998...................  78,745    $787          --      $  --     $740,014    $(738,390)   $   (88)     $   2,323
                           ======    ====    ========      =====     ========    =========    =======      =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Medaphis Corporation and its subsidiaries ("Medaphis" or the "Company"), including the retroactive effect of mergers accounted for under the pooling-of-interests method of accounting. All significant intercompany transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Medaphis completed the sale of Medaphis Services Corporation ("Hospital Services") and formalized its plan to sell Impact Innovations Group ("Impact"), its consulting services segment. The Company intends to consummate the sale of Impact before the end of 1999. The results of these segments are classified as discontinued operations for all periods presented. See Note 2 for further discussion of the Company's discontinued operations.

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

     For software license sales where no significant contractual obligations remain outstanding, the Company recognizes revenue upon shipment. For contracts under which the Company is required to make significant production, modification or customization changes, revenue from software licenses is recognized using the percentage-of-completion method over the implementation period. Where services are considered essential to the functionality of the arrangement, the software license is recognized over the implementation period using the percentage of completion method. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. The license agreements typically provide for partial payments upon shipment; such terms result in an unbilled receivable at the date the revenue is recognized. Revenue from software implementation services is recognized as the services are performed. Software maintenance payments received in advance are deferred and recognized ratably over the term of the maintenance agreement, which is typically one year.

     Revenue from systems integration contracts is recorded based on the terms of the underlying contracts, which are primarily time and material or fixed price contracts. Revenue from time and material type contracts is recognized as services are rendered and costs are incurred based on contractual rates. Revenue from fixed price contracts is recorded using the percentage of completion method. Anticipated losses, if any, are charged to operations in the period that such losses are determined. Revenue for which customers have not yet been invoiced is reflected as unbilled accounts receivable in the accompanying consolidated balance sheets.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     RESTRICTED CASH. Restricted cash principally represents amounts collected on behalf of certain clients, a portion of which is held in trust until remitted to such clients. In 1998, the Company also had restrictions on $4.5 million of its cash as security for certain of the Company's letters of credit.

     PROPERTY AND EQUIPMENT. Property and equipment, including equipment under capital leases, are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally ten years for furniture and fixtures, three to ten years for equipment and 20 years for buildings.

     INTANGIBLE ASSETS. Intangible assets are composed principally of goodwill, client lists and software development costs.

     Goodwill and Client Lists. Goodwill represents the excess of the cost of the businesses acquired over the fair value of net identifiable assets at the date of the acquisition and is amortized over its estimated useful life using the straight-line method. The Company is amortizing its remaining goodwill of $11.1 million over its remaining useful life of 16 years. Management continually monitors events and circumstances, both within the Company and within the industry, which could warrant revisions to the Company's estimated useful life of its goodwill. Client lists are amortized using the straight-line method over their estimated period of benefit, 10 years.

     The Company monitors events and changes in circumstances that could indicate the carrying amounts of the intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, such as those events present during each of the past three years, the Company assesses the recoverability of the intangible assets by determining whether the carrying value of such intangible assets will be recovered through undiscounted expected future cash flows. Should the Company determine that the carrying values of specific intangible assets are not recoverable, as was the case during 1998, the Company would record a charge to reduce the carrying value of such assets to their fair values. The Company determines fair value based on discounted expected future cash flows during the period of benefit. See Note 6 where the 1998 impairment of intangibles assets is discussed in detail. No impairment losses that were related to goodwill or clients lists from continuing operations were recorded in the two-year period ended December 31, 1997.

     Software Development Costs. Intangible assets include software development costs incurred in the development or the enhancement of software developed by Per-Se for resale. Software development costs are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. Software development costs are amortized using the straight-line method over the estimated economic lives of the assets, which are generally three to five years.

     STOCK-BASED COMPENSATION PLANS. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In Note 13, the Company presents the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"). SFAS No. 123 requires that companies which elect to not account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net income (loss) and basic net income (loss) per share as if SFAS No. 123 had been adopted.

     LEGAL COSTS. The Company records charges for the legal and administrative fees, costs and expenses and damages or settlements it anticipates incurring in conjunction with its legal matters when management can reasonably estimate these costs.

     INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" between financial statement carrying amounts and the tax bases of existing assets and liabilities. The measurement of deferred tax assets and liabilities is predominantly determined by reference to the tax laws and changes to such laws. Management includes the consideration of future events in assessing the likelihood that tax

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

benefits will be realized in the future. See Note 14 where the Company discusses the realizability of the deferred tax assets.

     PRO FORMA PROVISION FOR INCOME TAXES. In 1996, the Company acquired Intelligent Visual Computing, Inc. ("IVC"), Rapid Systems Solutions, Inc. ("Rapid Systems") and BSG Corporation ("BSG") in merger transactions accounted for as poolings-of-interests. Prior to the mergers, IVC, Rapid Systems and a company acquired by BSG prior to the merger between BSG and the Company had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma benefit for income taxes, taken together with reported income tax benefit, presents the combined pro forma tax benefit of such entities as if they had been "C" corporations during all of 1996.

     PRO FORMA BASIC NET LOSS PER COMMON SHARE. Pro forma basic net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 provides for a new accounting principle used in the calculation of earnings per share and was effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company has restated the pro forma basic net loss per common share for all periods presented to give effect to SFAS No. 128.

     Pro forma basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Pro forma diluted net loss per common share is not presented as it is antidilutive. Stock options and warrants are the only securities issued that would have been included in the pro forma diluted earnings per share calculation.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology ("EITF 97-13"). EITF 97-13 requires process reengineering costs, as defined, which had been previously capitalized as part of an information technology project to be expensed in the quarter including November 1997. The Company recorded a charge of $2.5 million, net of tax of $1.6 million, in the fourth quarter of 1997 as a result of EITF 97-13.

     SEGMENT REPORTING. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way companies report information about operating segments including the related disclosures about products and services. The Company adopted SFAS No. 131 during the year ended December 31, 1997 and, as required, restated prior years for comparability. See Note 17 where the Company discloses information about its reportable segments.

     COMPREHENSIVE INCOME. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company's net loss, as presented in the Consolidated Statements of Operations, approximates the Company's other comprehensive income amount, as defined, for all periods presented.

2.  DISCONTINUED OPERATIONS AND DIVESTITURES

     In early 1998, management initiated a plan to focus the Company's financial and management resources on its two core healthcare segments, in an effort to return the Company to profitability. Management has defined its two core segments as: Physician Services and Per-Se. Management began to seek alternatives for the remaining non-core business segments: Hospital Services and Impact. Although Hospital Services provided business management and accounts receivable management services to approximately 1,200 hospitals, the Company's management deemed the segment non-core as a substantial portion of the services offered was bad debt collection. Impact was deemed non-core as it did not provide consulting services to the healthcare industry.

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. In February 1999, the Company received additional proceeds of $0.5

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million based on the Hospital Services final closing balance sheet. In addition, Medaphis could receive a purchase price adjustment of up to $10.0 million subject to the achievement of various operational targets in 1999. The Company recorded a $7.2 million gain, net of taxes of $5.0 million, as a result of this sale. See Note 8 where the use of proceeds from this sale is discussed.

     After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment would generate the greatest return to the stockholders and finalized its plan to sell Impact. Management intends to have this sale completed by the end of 1999 and does not anticipate future losses in connection with the sale.

     Pursuant to APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been presented to reflect both Hospital Services and Impact as discontinued operations for all periods presented.

     The net operating results of these segments have been reported in the Consolidated Statements of Operations as "Loss from discontinued operations"; the net assets have been reported in the Consolidated Balance Sheets as "Net assets of discontinued operations"; and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash provided by (used for) discontinued operations."

     Summarized financial information for the discontinued operations is as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                        -----------------------------------------------------------------------------------------------
                                    1998                             1997                             1996
                        -----------------------------   ------------------------------   ------------------------------
                        HOSPITAL                        HOSPITAL                         HOSPITAL
                        SERVICES   IMPACT     TOTAL     SERVICES    IMPACT     TOTAL     SERVICES    IMPACT     TOTAL
                        --------   -------   --------   --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
Revenue...............  $100,081   $79,731   $179,812   $97,095    $101,524   $198,619   $88,946    $116,437   $205,383
                        ========   =======   ========   =======    ========   ========   =======    ========   ========
Income (loss) from
  discontinued
  operations before
  income taxes........     5,192    (5,263)       (71)    9,508     (10,419)      (911)   13,873     (75,872)   (61,999)
Income tax expense
  (benefit)...........     2,079    (2,079)        --     3,910      (4,115)      (205)    5,663     (29,969)   (24,306)
                        --------   -------   --------   -------    --------   --------   -------    --------   --------
Income (loss) from
  discontinued
  operations, net of
  tax.................  $  3,113   $(3,184)  $    (71)  $ 5,598    $ (6,304)  $   (706)  $ 8,210    $(45,903)  $(37,693)
                        ========   =======   ========   =======    ========   ========   =======    ========   ========

                                                                    AS OF DECEMBER 31,
                                                       --------------------------------------------
                                                           1998                   1997
                                                       ------------   -----------------------------
                                                                      HOSPITAL
                                                          IMPACT      SERVICES   IMPACT     TOTAL
                                                       ------------   --------   -------   --------
                                                                      (IN THOUSANDS)
Current assets.......................................    $16,399      $ 35,102   $20,471   $ 55,573
Total assets.........................................     21,829       103,681    31,359    135,040
Current liabilities..................................      9,787        12,624    13,974     26,598
Total liabilities....................................      9,957        12,816    14,066     26,882
Net assets of discontinued operations................     11,872        90,865    17,293    108,158

     On May 28, 1997, Medaphis sold Healthcare Recoveries, Inc. ("HRI") through an initial public offering of 100% of its stock, which generated net proceeds to the Company of $126.4 million and an extraordinary gain of $76.4 million, net of taxes of $46.2 million. Medaphis acquired HRI on August 28, 1995 through a business combination accounted for as a pooling-of-interests and therefore, the resultant gain from the sale has been presented as an extraordinary item. The net proceeds from the sale were used to pay down borrowings under the then-current debt facility. At the time of the sale, HRI was not a separate reportable segment.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  BUSINESS COMBINATIONS

     The Company combined with four businesses in 1996 that were accounted for using the pooling-of-interests method of accounting. Following is a list of the mergers and the shares exchanged:

                                                               SHARES
COMPANY                                                       EXCHANGED    MERGER DATE
-------                                                       ---------   -------------
Health Data Sciences Corporation ("HDS")....................  6,215,000   June 1996
BSG.........................................................  7,539,000   May 1996
Rapid Systems...............................................  1,135,000   April 1996
IVC.........................................................          *   February 1996

---------------

* Consideration not material

     Since these business combinations have been recorded using the pooling-of-interests method of accounting, no adjustment has been made to the historical carrying amounts of assets acquired and liabilities assumed. The accompanying consolidated 1996 financial statements have been presented to include the operating results of the significant mergers, Rapid Systems, BSG and HDS, for all periods prior to the mergers.

     Prior to its merger with the Company, HDS reported on a fiscal year ending March 31. HDS's financial position and operating results as of and for the year ended March 31, 1996 were combined with the Company's financial position and operating results as of and for the year ended December 31, 1995. Accordingly, HDS's operating results for the three months ended March 31, 1996 were duplicated in each of the years ended December 31, 1996 and 1995. HDS's revenue and net income for that three-month period were $3,758,000 and $382,000, respectively.

     A summary of revenue and pro forma net income (loss) for each of the three significant pooling-of-interests transactions consummated after the first quarter of 1996 for interim year-to-date periods preceding the dates of consummation are as follows:

                                                    INTERIM PERIOD             PRO FORMA
                                                      PRECEDING                NET INCOME
COMPANY                                              CONSUMMATION    REVENUE     (LOSS)
-------                                             --------------   -------   ----------
                                                                        (IN THOUSANDS)
Rapid Systems.....................................  March 31, 1996   $ 5,248     $ (498)
BSG...............................................  March 31, 1996    19,539      2,497
HDS...............................................  March 31, 1996     3,758        382

4.  RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                             1998     1997       1996
                                                            ------   -------   --------
                                                                  (IN THOUSANDS)
Restructuring charges.....................................  $1,289   $ 2,759   $  3,424
Software abandonment......................................      --        --     71,507
Property and equipment impairment.........................     681     4,959     22,457
Legal costs...............................................   1,999     2,600     12,800
Pooling charges...........................................      --       (17)     2,951
Severance costs...........................................   1,222     2,524      3,913
Other.....................................................      --     3,916      2,382
                                                            ------   -------   --------
                                                            $5,191   $16,741   $119,434
                                                            ======   =======   ========

     Restructuring Charges. In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). There were two compo-

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

nents of the Reengineering Project: (i) workflow, process and operational improvements along with new technology development; and (ii) office consolidation within its wholly owned operating subsidiary, Medaphis Physician Services Corporation ("MPSC") (the "MPSC Restructuring Plan"). In August 1996, the Company revised the MPSC Restructuring Plan and increased its lease termination costs by $2.1 million and reduced the incremental costs associated with discontinued client contracts and other reserves by $2.7 million and $1.1 million, respectively. During the first half of 1996, the Company incurred $5.1 million of costs that were related to the Reengineering Project, which had not previously been reserved. In 1997, the Company reevaluated the adequacy of the reserves established for the MPSC Restructuring Plan and recorded an additional charge of $1.7 million for lease termination costs.

     In August 1997, the Company adopted a plan to combine the operations of its technology companies, under the Per-Se name (the "Per-Se Restructuring"). In connection with the Per-Se Restructuring, the Company recorded charges of $0.5 million for the costs associated with the termination of certain leases and $0.6 million for severance costs related to approximately 10 employees who had been notified of their termination.

     In 1998, Per-Se recorded approximately $1.3 million of restructuring costs for severance when management decided to restructure its operations to more appropriately align Per-Se's resources with future operational needs and new product development. The severance costs relate to approximately 35 employees, primarily in the areas of professional services and research and development, who had been notified of their termination.

     A description of the type and amount of restructuring costs recorded at the commitment date and subsequently incurred for all of the restructurings discussed above are as follows:

                        RESERVE                    COSTS       RESERVE                     COSTS      RESERVE
                        BALANCE                   APPLIED      BALANCE                    APPLIED     BALANCE
                       JANUARY 1,     RESERVE     AGAINST    DECEMBER 31,     RESERVE     AGAINST   DECEMBER 31,     RESERVE
                          1996      ADJUSTMENTS   RESERVES       1996       ADJUSTMENTS   RESERVE       1997       ADJUSTMENTS
                       ----------   -----------   --------   ------------   -----------   -------   ------------   -----------
                                                                   (IN THOUSANDS)
Lease termination
  costs..............   $ 5,990       $2,128      $ (2,804)     $5,314        $2,176      $(2,035)     $5,455        $   --
Incremental costs
  associated with
  discontinued client
  contracts..........     4,691       (2,690)       (2,001)         --            --           --          --            --
Severance............        --           --            --          --           583         (425)        158         1,289
Other................     1,788        3,986        (5,774)         --            --           --          --            --
                        -------       ------      --------      ------        ------      -------      ------        ------
                        $12,469       $3,424      $(10,579)     $5,314        $2,759      $(2,460)     $5,613        $1,289
                        =======       ======      ========      ======        ======      =======      ======        ======

                        COSTS      RESERVE
                       APPLIED     BALANCE
                       AGAINST   DECEMBER 31,
                       RESERVE       1998
                       -------   ------------
                           (IN THOUSANDS)
Lease termination
  costs..............  $(1,163)     $4,292
Incremental costs
  associated with
  discontinued client
  contracts..........       --          --
Severance............     (299)      1,148
Other................       --          --
                       -------      ------
                       $(1,462)     $5,440
                       =======      ======

     The terminated leases have various expiration dates through 2005 and the majority of the severance will be paid in the first half of 1999.

     Software Abandonment. In June 1996, the Company began a comprehensive assessment of the Reengineering Project. The comprehensive review was completed and management concluded that it was not cost-effective to continue the development and deployment of the software and technology upon which the Reengineering Project was based and that the reengineering software and technology had no alternative useful application in the Company's operations. In connection with abandonment of its Reengineering Project, the Company abandoned certain software development projects and recorded charges for the write-off of $71.5 million of capitalized software development costs related to these projects.

     Property and Equipment Impairment. In connection with the abandonment of the Reengineering Project in 1996, the Company assessed the recoverability of certain of its long-lived assets and recorded impairment losses of approximately $22.5 million.

     In connection with the Company's assessment of the recoverability of certain of its long-lived assets, the Company recorded a charge of $5.0 million for impairment losses during 1997.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1998, the Company recorded a charge of $0.7 million related to the write-down of certain properties held for sale to their net realizable value.

     Legal Costs. In 1996, the Company accrued $2.0 million for the legal and administrative fees, costs and expenses associated with the California Investigation (see Note 10). Also in 1996, the Company recorded a charge of $5.0 million for the legal and administrative fees, costs and expenses it anticipated incurring in connection with various putative class action lawsuits that had been filed since August 14, 1996 (the "1996 Lawsuits") against the Company and certain of its former officers, one of whom was also a director. The Company also accrued $4.6 million for the legal costs and other fees the Company had or planned to incur in connection with various other legal matters. Also in 1996, the Company had recorded a $1.2 million charge in anticipation of the settlement of a 1995 class action lawsuit.

     In 1997, the Company recorded charges of $3.0 million for the legal and administrative fees, costs and expenses it has incurred and planned to incur in connection with the GFS Investigation (see Note 10).

     Also in 1997, the Company evaluated the adequacy of the reserves established for the California Investigation and other legal matters and reduced these reserves by $3.4 million. The Company also increased its reserve for the 1996 Lawsuits by $3.0 million (See Note 10).

     In 1998, the Company recorded charges of $2.0 million related to the legal and administrative fees, costs and expenses associated with the settlement of various other legal matters described in Note 10.

     Pooling Charges. In 1995 and 1996, Medaphis acquired several companies in merger transactions accounted for under the pooling-of-interests method of accounting. In connection therewith, the Company incurred transaction fees, costs and expenses, which it accrued at the closing of those transactions. Such estimates were adjusted based on actual charges. The impact of these charges and subsequent adjustments are set forth below as (income)/expense:

                                                               1998    1997     1996
                                                               ----    ----    ------
                                                                   (IN THOUSANDS)
Atwork.....................................................    $ --    $ --    $ (430)
HRI........................................................      --      --      (778)
Consort....................................................      --      --      (529)
HDS........................................................      --     (17)    4,688
                                                               ----    ----    ------
                                                               $ --    $(17)   $2,951
                                                               ====    ====    ======

     Severance Costs. In 1995, management of MPSC formalized an involuntary severance benefit plan. The Company recorded charges of approximately $0.5 million and $0.9 million in 1997 and 1996, respectively, in accordance with Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, to reflect the expense for employees' rights to involuntary severance benefits that have accumulated to date.

     In 1998, 1997 and 1996, the Company recorded charges of $1.2 million, $2.0 million and $3.0 million, respectively, for severance costs associated with former executive management.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Land........................................................    $  3,861    $  2,508
Buildings...................................................       7,865       4,854
Furniture and fixtures......................................      15,201      14,921
Equipment...................................................      95,383      75,688
Leasehold improvements......................................       8,662      11,304
                                                                --------    --------
                                                                 130,972     109,275
Less accumulated depreciation...............................      83,018      56,910
                                                                --------    --------
                                                                $ 47,954    $ 52,365
                                                                ========    ========

6.  INTANGIBLE ASSETS AND IMPAIRMENT CHARGE

     Intangible assets consists of the following:

                                                                 1998        1997
                                                                -------    --------
                                                                  (IN THOUSANDS)
Goodwill....................................................    $12,317    $431,745
Client lists................................................     39,681      69,604
Software development costs..................................     37,316      32,801
                                                                -------    --------
                                                                 89,314     534,150
Less accumulated amortization...............................     41,073      75,021
                                                                -------    --------
                                                                $48,241    $459,129
                                                                =======    ========

     At September 30, 1998, the Company recorded an intangible asset impairment charge of $390.6 million to adjust the intangible assets of the Physician Services segment to their fair value. As previously disclosed, management regularly monitors its results of operations and other developments within the industry to adjust its cash flow forecast, as necessary, to determine if an adjustment is necessary to the carrying value of the Company's intangible assets.

     During the third quarter of 1998, management of the Company believed there were events and changes in circumstances that warranted a re-assessment as to whether the carrying amount of the intangible assets for the Physician Services segment was still recoverable. These events included: (i) continuing increases in the segment's operating losses due primarily to client losses; (ii) significant litigation charges within the Physician Services segment; and (iii) absence of revenue growth within the Physician Services segment. Therefore, in accordance with applicable accounting rules, management prepared a 40 year undiscounted cash flow analysis to determine if these intangible assets were still recoverable. Management prepared the analysis with assumptions that reflected its current outlook on the business. In all instances, management believed the assumptions inherent in the analysis were reasonable and supportable. The following key assumptions were used in management's undiscounted cash flow analysis: (i) revenue was forecasted to decline over the next five years and then remain flat; (ii) EBITDA margin was forecasted to continue to decrease in 1999, increase slightly over the following four years and then stabilize at a moderate margin over the remaining life of the assets; and (iii) capital spending would be maintained in the range of 3% of revenue. Since the undiscounted cash flow model showed an impairment of the Company's long-lived assets, the Company used a discounted cash flow model to measure the fair value of these long-lived assets, which was consistent with the Company's policy. The fair value calculation determined that the fair value of the long-lived assets was approximately $63 million. The Company wrote-off the value of its longest lived assets first, which resulted in the write-off of all of the Physician Services segment's goodwill and a portion

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the value of its client lists. Simultaneous with the impairment charge, the Company reduced the estimated useful life of its remaining intangible assets for the Physician Services segment to 10 years.

     Expenditures on capitalized software development costs were approximately $4.5 million, $5.2 million and $30.5 million in 1998, 1997 and 1996, respectively. Amortization expense related to the Company's capitalized software costs totaled $5.0 million, $4.5 million and $3.8 million in 1998, 1997 and 1996, respectively. The unamortized balance of software development costs at December 31, 1998 and 1997 was $11.8 million and $12.2 million, respectively.

     The Company recorded research and development expenses of approximately $10.8 million, $4.5 million and $3.2 million in 1998, 1997 and 1996, respectively.

7.  ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Interest....................................................  $ 6,253   $   711
Accrued restructuring and severance costs...................    3,711     6,752
Accrued legal costs.........................................    1,222     7,546
Funds due clients...........................................      753        --
Accrued costs of businesses acquired........................      574     1,818
Deferred income taxes.......................................       --     2,392
Other.......................................................    9,848     9,835
                                                              -------   -------
                                                              $22,361   $29,054
                                                              =======   =======

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
9 1/2% Senior Notes due 2005 (the "Notes")..................  $175,000   $     --
Borrowings under the credit facility........................        --    185,000
Capital lease obligations, weighted average effective
  interest rates of 7.7% and 8.7%...........................       135     14,746
Other.......................................................       945        945
                                                              --------   --------
                                                               176,080    200,691
Less current portion........................................     1,067     11,432
                                                              --------   --------
                                                              $175,013   $189,259
                                                              ========   ========

     On February 20, 1998, the Company sold the Notes. The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15, which commenced on August 15, 1998 and will mature on February 15, 2005. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2002, at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest. In addition, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the original principal amount of the Notes at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least $100 million aggregate principal amount of the Notes remain outstanding immediately following any such redemption.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     At December 31, 1998, the estimated fair value of the Notes is approximately $140 million based on the quoted market price for these Notes. Although the fair value of the Notes is less than the carrying amount, settlement at the reported fair value may not be possible. The carrying amounts of the remaining debt reflected in the consolidated balance sheets approximate fair value of such instruments due to the variable rate nature of substantially all of this debt.

     The Company also entered into a new $100 million credit facility (the "Credit Facility") on February 20, 1998. The Company used the proceeds from the offering of the Notes, together with the initial borrowing under the Credit Facility and available cash, to repay the $210 million borrowings under the then-current debt facility plus accrued interest. The Company had the option of making "LIBOR" based loans or "base rate" loans under the Credit Facility. LIBOR based loans bore interest at LIBOR plus 3.0%. Base rate loans bore interest at prime plus 1.75%. In addition, the Company paid a quarterly commitment fee on the unused portion of the Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. On November 30, 1998, the Company used $71.5 million of the $103.2 million net proceeds received from the sale of Hospital Services to repay and terminate the Credit Facility. The Company recorded charges of $8.4 million, net of tax of $3.8 million, to write-off the unamortized costs associated with both the Company's previous debt facility and the Credit Facility.

     It is the Company's policy to amortize debt issuance costs using the straight-line method over the life of the debt agreement. Amortization expense related to debt issuance costs for the years ended 1998, 1997, and 1996 were $2.5 million, $3.0 million and $0.3 million, respectively.

     The Company's capital leases consist principally of leases for equipment. As of December 31, 1998 and 1997, the net book value of equipment subject to capital leases totaled $0.2 million and $17.8 million, respectively.

     The aggregate maturities of long-term debt and capital lease obligations are as follows (in thousands):

1999........................................................  $  1,067
2000........................................................        13
2001........................................................        --
2002........................................................        --
2003........................................................        --
Thereafter..................................................   175,000
                                                              --------
                                                              $176,080
                                                              ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases, which expire at various dates through 2008. Rent expense was $15.3 million, $17.9 million and $17.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

1999........................................................  $16,364
2000........................................................   10,784
2001........................................................    7,775
2002........................................................    6,331
2003........................................................    4,597
Thereafter..................................................    9,841
                                                              -------
                                                              $55,692
                                                              =======

10.  LEGAL MATTERS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

Settled Legal Matters

     Beginning in June 1995, the United States Attorney's Office for the Central District of California conducted an investigation of the billing and collection practices in two offices of the Company's wholly owned subsidiary, MPSC, which offices are located in Calabasas and Cypress, California (the "Designated Offices") (the "California Investigation"). Investigations such as the California Investigation can be initiated following the commencement of qui tam litigation which is commenced under applicable state and federal statutes and is maintained under court seal without disclosure to the defendant. Under the applicable statutes, the United States and the appropriate state or states may elect to intervene fully or partially in qui tam litigation and proceed with the action.

     During the third quarter of 1998, the Company reached an agreement to settle with the United States, the State of California and the Relators on all claims related to the California Investigation and underlying qui tam litigation. Such settlements provide for the payment by the Company of $3.6 million in the aggregate ($3.1 million of which was paid in the fourth quarter of 1998), the dismissal of all pending proceedings against the Company and the release of various other claims arising out of the California Investigation. As part of these settlements, CompMed, Inc., a company acquired by the Company in 1992, pled guilty to a single criminal count.

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan were investigating allegations concerning the Company's wholly owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS")(the "GFS Investigation"). Beginning in February 1998, the Office of the Inspector General of Health and Human Services requested information from GFS following an audit of a GFS client. GFS has complied with those requests. In 1993, Medaphis acquired GFS, an emergency room physician billing company located in Jacksonville, Florida, which had developed a computerized coding system. In 1994, Medaphis acquired and merged into GFS another emergency room physician billing company, Physician Billing, Inc., located in Grand Rapids, Michigan. For each of the years ended December 31, 1997 and 1996, GFS represented approximately 7% of Medaphis' revenue. During those years, GFS processed approximately 6.25 million and 5.6 million claims, respectively, approximately 2.3 million and 2 million of which, respectively, were

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

made to government programs. The government requested that GFS voluntarily produce records, and GFS complied with that request.

     While the Company denied the contentions of the government, the Company determined it was in its best interest to settle such claims. Accordingly, the Company has reached an agreement in principle with the United States to settle the matters related to the GFS Investigation on an ability to pay basis. The settlement, which is subject to definitive documentation, requires the Company to pay to the United States and the various states a total of $15 million, of which $8 million will be paid within 10 days of the execution of a definitive settlement agreement among the parties, with the balance of $7 million being paid in eight equal quarterly installments commencing in 1999. The deferred portion of the settlement payment will bear interest at the one-year Treasury Bill rate. The definitive settlement agreement will provide for the dismissal with prejudice of claims against the Company and the release by the United States of civil and administrative claims arising out of the emergency room billing of government programs services provided by GFS from 1993 through the date of the settlement agreement.

     The Company recorded a litigation settlement charge of $19.5 million in the quarter ended September 30, 1998 in connection with the settlement of the California Investigation and the agreement in principle with respect to the GFS Investigation.

     In connection with the settlement in the third quarter of 1998 of the California Investigation and the agreement in principle to settle the GFS Investigation, the Company entered into a Corporate Integrity Agreement with the Office of the Inspector General of the Department of Health and Human Services. This Agreement, which has a term of sixty-five months, provides that the government will not seek to exclude the Company from participation in governmental health care programs based on the conduct alleged in the California and GFS Investigations and requires the Company to continue its existing compliance program, augmented by an annual third-party review and additional reporting requirements.

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

     In 1997, the parties entered into a Stipulation and Agreement of Settlement (the "Stipulation") to settle the 1996 putative shareholder class action litigation which was the subject of the Consolidated Second Amended Complaint on a class-wide basis for $20 million in cash (paid by the Company's directors' and officers' liability insurance carriers), 3,955,556 shares of Medaphis' voting common stock ("Common Stock"), and warrants to purchase 5,309,523 shares of Common Stock at $12 per share for a five-year period.

     The Company recorded a $52.5 million charge in 1997 in connection with the Stipulation. This charge was comprised of the following: (i) $30.2 million representing the fair value of the Common Stock on the date that the material terms of the agreement were reached and(ii) $22.3 million representing the fair value of the warrants on the date the material terms of the agreement were reached, valued using the Black-Scholes option pricing model with the following assumptions: expected life -- 5 years, risk-free interest rate -- 6%, dividend rate -- 0% and expected volatility factor -- 60%. In April 1998, the Company issued both the Common Stock and warrants.

     On November 1, 1996, Thomas W. Brown, Administrator, Thomas W. Brown Profit Sharing Plan filed a shareholder derivative lawsuit in the United States District Court for the Northern District of Georgia alleging that certain of Medaphis' current and former directors breached their fiduciary duties, were grossly negligent and breached various contractual obligations to Medaphis by allegedly failing to implement and maintain an adequate system of internal accounting controls, allowing Medaphis to commit securities law violations and damaging Medaphis' reputation (the "Derivative Suit"). The parties entered into a Stipulation and Settlement Agreement

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

dated June 26, 1998 (the "Derivative Settlement") to settle the Derivative Suit. The Derivative Settlement provides for the enactment of procedures for governance of the Audit Committee of the Board of Directors and for such attorney's fees and expenses as may be awarded by the court in an amount not to exceed $250,000. On September 29, 1998, the court granted final approval to the settlement and ordered all claims dismissed. In November 1998, the Company's directors' and officers' liability insurance carrier paid $250,000 to the plaintiff pursuant to the Derivative Settlement.

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs sought unspecified compensatory and punitive damages, as well as fees, interest and other costs. On April 18, 1997, the Medaphis and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under federal securities laws and common law and new parties, including former officers of Medaphis, Medaphis' former independent accountants and BSG. On or about October 29, 1997, all defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court ruled in favor of defendants on the motions, dismissing all of plaintiffs' claims with prejudice and without leave to amend. On May 15, 1998, the Judge signed an order to that effect. The plaintiffs appealed from this order. On December 9, 1998, the New Jersey Court of Appeals ruled in favor of the Medaphis and BSG defendants, dismissing the plaintiffs' appeal.

     On February 28, 1997, Steven G. Papermaster, Raymond J. Noorda and two entities they control (collectively, the "BSG Principals") made a demand for indemnification under an indemnification agreement executed by Medaphis in connection with its acquisition of BSG in May 1996. The indemnification demand claims damages of $35 million (the maximum damages payable by Medaphis under the indemnification agreement) for the alleged breach by Medaphis of its representations and warranties made in the merger agreement between Medaphis and BSG. On December 31, 1996, Medaphis entered into a standstill and tolling agreement with Mr. Noorda, Mr. Papermaster and other former BSG shareholders, which, as extended, runs through March 31, 1999. The standstill and tolling agreement extends any applicable statute of limitations for claims by the former BSG shareholders and provides that neither party will file suit against the other prior to the expiration of the agreement. In June 1998, the Company recorded an estimated litigation settlement liability of $21.3 million associated with the claims made on behalf of the BSG Principals. Such liability was estimated based on a proposed settlement of approximately 3.2 million shares of Common Stock valued at the then-current market price.

     On November 9, 1998, the parties entered into a letter of intent with respect to the settlement of the BSG Principals' claims. The terms of the letter of intent, which vary from the basis of which the settlement liability was estimated, provide for the payment by the Company to the BSG Principals of 4.5 million shares of Common Stock and $2.5 million in cash, to be funded by the Company's directors' and officers' liability insurance. The settlement was subject to definitive documentation and to the consent and approval of the Company's insurer and its funding of the cash portion of the settlement. On January 13, 1999, the parties entered into a definitive settlement agreement reflecting the terms of the letter of intent (the "Settlement Agreement"). On January 13, 1999, the parties amended the Settlement Agreement to provide for the issuance of an additional 500,000 shares of Common Stock in lieu of the $2.5 million cash payment in the event the Company's officers' and directors' liability insurance carrier denied coverage or otherwise refused to consent to the settlement and fund the $2.5 million cash payment. The Company had previously estimated this liability at $21.3 million, but, based on the issuance of 5.0 million shares of Common Stock in the settlement and the price of the Common Stock on the date

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the Settlement Agreement, the Company reduced this liability in the fourth quarter of 1998 by $5.4 million. The entire $15.9 million liability is classified as non-current since such obligation will be settled with Common Stock.

     On August 12, 1997, George D. Stickle filed a putative class action complaint against Medaphis, Randolph W. Brown, Michael R. Cote and James S. Douglass in the United States District Court for the Northern District of Georgia. The complaint asserted claims under federal securities laws on behalf of all persons who purchased or otherwise acquired Common Stock between February 6, 1996 and October 21, 1996. The complaint also asserted claims on behalf of a subclass consisting of all persons and entities who, in connection with the merger of the Company and HDS, acquired options to purchase shares of Common Stock between February 6, 1996 and October 21, 1996. The complaint sought rescission, unspecified rescissory and compensatory damages, and interest, fees and other costs. The parties entered into a Stipulation and Agreement of Settlement dated June 26, 1998 (the "Stickle Stipulation") to settle the Stickle putative class action suit on a class wide basis for $137,500 in cash (to be paid by the Company's directors' and officers' liability insurance carrier) and 61,553 shares of Common Stock. The Company recorded a litigation settlement charge of approximately $0.4 million in the quarter ended June 30, 1998 in connection with this agreement. On June 26, 1998, the court entered an order substituting Peter Gladkin as lead plaintiff in lieu of George Stickle, granted preliminary approval of the settlement and conditionally certified the class for settlement purposes only. On September 29, 1998, the court granted final approval to the settlement and ordered all claims dismissed. In November 1998, the Company's directors' and officers' liability insurance carrier paid $137,500 to the plaintiff and 61,553 shares of Common Stock were issued.

     A number of the former stockholders of RSSI opted out of the settlement of the 1996 Class Action against the Company and made claims against the Company, alleging securities fraud and other potential causes of action in connection with the acquisition. The Company has settled with each of such former RSSI stockholders for a total of $444,000 in cash, in the aggregate, and the forgiveness of certain indebtedness. The Company recorded a litigation settlement charge of $1.2 million in the quarter ended September 30, 1998 in connection with this settlement.

Pending Legal Matters

     The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients. In addition, there can be no assurances that the Company will not be subject to customer complaints, claims and contract terminations.

     In September 1996, MPSC became aware of apparently inadvertent computer software errors affecting some of its electronic billing to carriers in the State of California. The error, which primarily impacts certain managed care plans, relates to global billing (i.e., billing for the professional and technical components of a service) for certain radiological services under circumstances where the radiologist is only entitled to bill for the professional component of such services. The Company believes such inadvertent errors may have caused overpayments on certain claims submitted on behalf of clients in the State of California. The full extent of overpayments by carriers and beneficiaries cannot be determined by the Company, but as notifications to the affected clients and carriers occur, and refunds or offsets are sought, the Company may be required to return to clients its portion of fees previously collected, and may receive claims for alleged damages as a result of the error. The Company is unable to estimate the possible range of loss, if any.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown, and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and omissions in public and private disclosures in connection with the acquisition of HDS. Plaintiff seeks rescissory, compensatory and punitive damages in excess of $100 million, rescission, injunctive relief and costs. On January 10, 1997, the defendants filed a demurrer to the complaint. On February 5, 1997, the Court overruled defendants' demurrer. On March 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On July 16, 1997, plaintiff filed an amended complaint adding several new parties, including current and former directors and former and current officers of Medaphis. All of the newly added defendants have responded to the amended complaint. As a result of the Company's restatement of its fiscal 1995 financial statements, the Company may not be able to sustain a defense to strict liability on certain claims under federal securities laws, but the Company believes that it has substantial defenses to the alleged damages relating to such federal securities laws claims. The Company continues discussions with the parties in this matter in an attempt to reach a fair settlement as expeditiously as possible. However, there are no assurances that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company. The Company is unable to estimate a possible range of loss.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shaumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint was brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Common Stock. In general, the complaint alleged common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleged breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage and declaratory judgment. Defendants filed a motion to dismiss the complaint. On September 29, 1998, the Court granted Defendants' motion to dismiss with respect to all securities law, fraud and tort claims. The Court gave plaintiffs twenty days to serve an amended complaint. Plaintiffs filed their amended complaint on October 19, 1998. Plaintiffs informed the Court, however, that while they reserve the right to appeal the Court's order of partial dismissal, they are neither amending nor pursuing any of the fraud or tortious interference claims that the Court dismissed in its September 29, 1998 order. Plaintiffs filed a Revised Supplemental Amended Complaint on November 20, 1998. On December 7, 1998, Medaphis filed its answer and counterclaim. The Counterclaim-Defendants filed their answer on January 11, 1999. Discovery is now proceeding. The Company continues discussions with the parties in this matter in an attempt to reach a fair settlement as expeditiously as possible. However, there are no assurances that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company.

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

     On January 28, 1998, SCI Management Corporation filed a complaint against BSG Alliance/IT, Inc. (now Impact Innovations Group, Inc.) seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Impact denies any liability to SCI and has counterclaimed for unpaid fees and expenses, interest and attorneys' fees. Pursuant to the contract, the case is pending before the American Arbitration Association and discovery is proceeding. The Company is unable to estimate a possible range of loss, if any.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigation will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigation will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuits, the written demands and the pending governmental investigation will not have a material adverse effect upon the Company, including, without limitation, the Company's results of operations, financial position and cash flow. The can be no assurance that the agreement in principle reached with respect to the GFS Investigation will be concluded and implemented. Failure to reach definitive agreement or otherwise not to conclude and implement such agreement in principle could have a material adverse effect upon the Company. Because the Company is unable to estimate a range of loss with respect to certain of the pending claims, the Company has not accrued any amounts for any damages, settlements, penalties or awards with respect to such unsettled claims, except as otherwise disclosed.

11.  CAPITAL STOCK

     On June 17, 1997, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to authorize the Board of Directors to issue from time to time, without further stockholder action (unless required in a specific case by applicable The Nasdaq Stock Market(R) rules), 20 million shares of one or more series of preferred stock (the "Preferred Stock"), with such terms and for such consideration as the Board of Directors may determine.

     The flexibility to issue shares of one or more series of Preferred Stock, in general, may have the effect of discouraging an attempt to assume control of a Company by a present or future stockholder or of hindering an attempt to remove the Company's incumbent management. Stockholders of the Company do not have preemptive rights to subscribe for or purchase any shares of Preferred Stock that may be issued in the future. Upon issuance, outstanding Preferred Stock would rank senior to the Common Stock and non-voting common stock with respect to dividends and liquidation rights. Depending on the voting rights applicable to each series of Preferred Stock, the issuance of shares of Preferred Stock could dilute the voting power of the holders of the Common Stock.

     On May 1, 1996, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation, thereby increasing the number of authorized shares of Common Stock from 100 million to 200 million shares.

     Prior to the BSG Merger, BSG had two classes of preferred stock outstanding. Dividends were noncumulative and payable at 8% per year at the discretion of BSG's Board of Directors. The preferred shares were convertible, at the option of the holder on a one-to-one basis into common shares of BSG, and the preferred shareholders had the right to vote on an as converted basis. In connection with the BSG Merger on May 6, 1996, all preferred shares were converted into common shares of BSG that were subsequently exchanged for Common Stock of the Company.

     Prior to the Company's merger with HDS, HDS had three classes of preferred stock outstanding. The preferred stock carried no guaranteed dividend features and had no mandatory redemption features. The preferred shares were convertible, at the option of the holder, on a one-to-one basis into common shares of HDS. In connection with HDS's merger with the Company on June 29, 1996, all preferred shares were converted into common shares of HDS, which were subsequently exchanged for Common Stock of the Company.

12.  STOCKHOLDERS' RIGHTS PLAN

     On January 21, 1999, the Company's Board of Directors approved a stockholders' rights plan (the "Rights Plan"). Pursuant to the Rights Plan, the Company will declare a dividend of one right for each outstanding share of Common Stock to stockholders of record at the close of business on February 16, 1999 (the "Record Date").

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, without par value (the "Series A Preferred Stock"), at a purchase price of $25 per Unit, subject to adjustment.

     Initially, the rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate rights certificates will be distributed. Subject to certain exceptions specified in the Rights Plan, the rights will separate from the Common Stock and a distribution date will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders or the date a person has entered into an agreement or arrangement with the Company or any subsidiary of the Company providing for an Acquisition Transaction (the "Stock Acquisition Date") or (ii) 10 business days following the commencement of a tender offer.

     In the event that a person becomes an Acquiring Person, except pursuant to an offer for all outstanding shares of Common Stock which the independent directors determine to be fair and not inadequate to and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms (a "Qualifying Offer"), each holder of a right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right.

     Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the rights become exercisable for Common Stock (or other consideration) of the Company or for common stock of the acquiring company or in the event of the redemption of the rights as set forth above.

13.  COMMON STOCK OPTIONS AND STOCK AWARDS

     The Company has several stock option plans including a Non-Qualified Stock Option Plan, a Non-Qualified Stock Option Plan for Employees of Acquired Companies and a Non-Qualified Stock Option Plan for Non-Executive Employees. Granted options expire 10 to 11 years after the date of grant and generally vest over a three-to-five-year period. The total number of options available for future grant under these stock options plans was approximately 3.3 million.

     The Company also has a Non-Employee Director Stock Option Plan (the "Director Plan") for non-employees who serve on the Company's Board of Directors. The Director Plan provides for an initial grant of 10,000 options at a strike price corresponding to the average of the fair market values for the five trading days prior to the date of the grant. Additionally, each non-employee director receives an annual grant of 2,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan vest over a five-year period and expire 11 years from the date of grant. As of December 31, 1998, the Company had 41,600 options available for future grant under this plan.

     The Company has a Senior Executive Non-Qualified Stock Option Plan which permits certain of the Company's former executive officers to purchase up to an aggregate of 550,746 shares of the Company's Common Stock at $2 per share. All remaining options available for grant under this plan have been granted. Currently, there are 80,000 options exercisable that will expire January 16, 2001.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Activity related to all stock option plans, excluding the Impact Innovations Key Employee Incentive Plan (the "IIG Plan") and warrants, is summarized as follows (shares in thousands):

                                          1998                         1997                         1996
                               --------------------------   --------------------------   --------------------------
                                         WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                               SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                               -------   ----------------   -------   ----------------   -------   ----------------
Options outstanding as of
  January 1..................    9,179        $6.02          11,214        $8.86           9,559        $12.27
Granted......................    5,993         5.41           9,403         6.21           7,023         11.55
Exercised....................   (1,242)        4.64          (1,303)        4.76          (1,536)         7.95
Canceled.....................   (2,761)        7.02         (10,135)        9.51          (3,832)        22.66
                               -------                      -------                      -------
Options outstanding as of
  December 31................   11,169        $5.56           9,179        $6.02          11,214        $ 8.86
                               =======                      =======                      =======
Options exercisable as of
  December 31................    3,833        $5.66           2,903        $5.56           3,100        $ 7.53
                               =======                      =======                      =======
Weighted-average fair value
  of options granted during
    the year.................  $  2.51                      $  3.05                      $  6.38

     The following table summarizes information about stock options outstanding at December 31, 1998, excluding the IIG Plan options and warrants (shares in thousands):

                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                  ----------------------------------------   --------------------------
                                                    WEIGHTED-                    NUMBER
                                      NUMBER         AVERAGE     WEIGHTED-    EXERCISABLE     WEIGHTED-
                                  OUTSTANDING AT    REMAINING     AVERAGE          AT          AVERAGE
                                   DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES               1998           LIFE         PRICE          1998          PRICE
------------------------          --------------   -----------   ---------   --------------   ---------
$0.10 to $2.00..................         403           2.48       $ 1.02           398         $ 1.01
$2.61 to $4.35..................       2,397          10.03         3.17           313           3.80
$4.59 to $7.50..................       7,042           8.12         5.73         2,620           5.60
$8.50 to $9.875.................       1,054           8.68         9.55           355           9.52
$10.00 to $45.00................         273           7.30        13.23           147          13.96
                                      ------                                     -----
$0.10 to $45.00.................      11,169           8.36         5.56         3,833           5.66
                                      ======                                     =====

     On October 25, 1996, the Company changed the exercise price to $9.875 on approximately 2.1 million of its then outstanding stock options which had an exercise price of $15 or greater. No other terms of these options were changed.

     On April 25, 1997, the Compensation Committee of the Board of Directors of the Company approved an adjustment of the exercise price for certain outstanding employee stock options, which had an exercise price of $5.50 and above. The revised exercise price of $5.375 was established by reference to the closing price of the Company's Common Stock on April 25, 1997. The outstanding options held by current executive officers of the Company were adjusted as part of such option restrike, but no adjustments were made to any options held by directors or former employees of the Company. In approving the adjustment, the Compensation Committee relied upon the views of its outside advisors with respect to the legal, accounting and compensation issues associated with the action and took into consideration, among other things, the following factors:
(i) the Company historically had paid salaries which were at or below market levels and had made up for lower salaries through stock option grants to employees; (ii) the Company historically had used stock options as its principal long-term incentive program; (iii) the highly skilled employees of the Company possessed marketable skills; and (iv) senior management of the Company believed that there was potential for increased attrition among its key employees and that adjustment of the exercise price of the outstanding options would significantly help to mitigate such risk.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On July 28, 1998, the Company adopted the IIG Plan, a non-qualified stock option plan for Impact employees. The plan's purpose is to provide eligible employees with opportunities to share in the value, to assist in attracting and retaining outstanding personnel, to align the interests of Impact employees with Medaphis and its stockholders, and to provide incentives and rewards to employees for performances required to complete a change of control event involving Impact. The IIG Plan has 1,500,000 shares of Impact stock reserved for issuance or approximately 15% of the total capitalization of Impact. The strike price of the options under the IIG Plan is determined by the fair market value ("FMV") of Impact on the date of grant. IIG Plan options vest on the third anniversary of the grant date and expire on the 10th anniversary of the grant date. In the event of a change of control, all options outstanding under the IIG Plan become fully vested and immediately exercisable. If a change of control does not take place by the third anniversary of the grant date, any options outstanding will be converted into options under the Medaphis Corporation Non-Qualified Stock Option Plan for Non-Executive Employees at a fixed exchange ratio and shall have an exercise price equal to the FMV of Common Stock as of the original date of grant.

     Activity related to the IIG Plan is summarized as follows (in thousands):

                                                                        1998
                                                              -------------------------
                                                              IMPACT   WEIGHTED-AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------   ----------------
Options outstanding as of January 1.........................     --            --
Granted.....................................................  1,168         $5.00
Exercised...................................................     --            --
Canceled....................................................   (185)         5.00
                                                              -----
Options outstanding as of December 31.......................    983         $5.00
                                                              =====
Options exercisable as of December 31.......................     --
Weighted-average fair value of options granted during the
  year......................................................  $1.64

     As of December 31, 1998, the Impact options outstanding are equivalent to 328,000 shares of Common Stock with a weighted average exercise price of $5.23.

     The Company accounts for its stock-based compensation plans under APB No.
25. As a result, the Company has not recognized compensation expense for stock options granted to employees with an exercise price equal to the quoted market price of the Common Stock on the date of grant and which vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock based award has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              1998     1997     1996
                                                              -----    -----    -----
Expected life (years).....................................     3.74     4.33     4.88
Risk-free interest rate...................................     5.09%    6.39%    6.25%
Dividend rate.............................................     0.00%    0.00%    0.00%
Expected volatility.......................................    61.66%   54.09%   46.88%

     During 1998, in connection with the settlement of a putative class action law suit, the Company issued warrants to purchase 5,309,523 shares of Common Stock. These warrants are currently exercisable at an exercise price of $12.00 per share and will expire in 2003.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss and pro forma basic loss per share would have increased to the following pro forma amounts:

                                                       1998         1997          1996
                                                    ----------    ---------    ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net loss:
  As reported...................................    $(560,214)    $(19,303)    $(136,358)
  Pro forma -- for SFAS No. 123.................    $(573,791)    $(34,374)    $(143,121)
Pro forma basic net loss per share:
  As reported...................................    $   (7.27)    $  (0.26)    $   (1.91)
  Pro forma -- for SFAS No. 123.................    $   (7.45)    $  (0.47)    $   (2.01)

     Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

14.  INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                                1998        1997       1996
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Current:
  Federal...................................................  $      --   $    943   $    635
  State.....................................................      1,234      6,092      2,533
Deferred:
  Federal...................................................   (127,783)    10,629    (69,068)
  State.....................................................    (17,524)     1,620     (9,338)
  Foreign...................................................         --        380        146
Valuation allowance.........................................    203,772      8,126         24
                                                              ---------   --------   --------
Total income tax expense (benefit)..........................     59,699     27,790    (75,068)
Income tax benefit (expense) on extraordinary item..........      3,779    (46,192)        --
Cumulative effect of accounting change......................         --      1,629         --
Income tax (expense) benefit on discontinued operations,
  including sale of Hospital Services.......................     (5,013)       205     24,306
Pro forma tax adjustments...................................         --         --        979
                                                              ---------   --------   --------
Income tax expense (benefit) on continuing operations.......  $  58,465   $(16,568)  $(49,783)
                                                              =========   ========   ========

     In 1996, the Company acquired IVC, Rapid Systems, and BSG in merger transactions accounted for as pooling-of-interests. Prior to the mergers, IVC, Rapid Systems, and a company acquired by BSG prior to the BSG Merger had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net income (loss) and pro forma net income (loss) per Common Share are presented in the consolidated statements of operation as if each of these entities had been a "C" corporation during the periods presented.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation between the amount determined by applying the federal statutory rate to loss before income taxes and income tax expense (benefit) is as follows:

                                                                1998        1997       1996
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Income tax benefit at federal statutory rate................  $(175,172)  $(38,182)  $(52,299)
State taxes, net of federal benefit.........................    (24,024)    (5,236)    (7,322)
Nondeductible goodwill amortization.........................      2,927      3,241      2,666
Nondeductible deal costs of business combinations...........         --        (38)     3,529
Nondeductible litigation settlement.........................      6,900     13,097         --
Nondeductible write-off of goodwill.........................     43,558         --         --
Valuation allowance.........................................    203,772      8,126         24
Foreign.....................................................         --        541        146
Other.......................................................        504      1,883      3,473
                                                              ---------   --------   --------
                                                              $  58,465   $(16,568)  $(49,783)
                                                              =========   ========   ========

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes at December 31, 1998 and 1997 are as follows:

                                                                1998        1997
                                                              ---------   --------
                                                                 (IN THOUSANDS)
CURRENT:
Accounts receivable, unbilled...............................  $ (27,095)  $(25,954)
Acquisition accruals........................................        461        522
Accrued expenses............................................     38,978     20,695
Valuation allowance.........................................    (24,279)        --
Other.......................................................     11,935      2,345
                                                              ---------   --------
                                                              $      --   $ (2,392)
                                                              =========   ========
NONCURRENT:
Net operating loss carryforwards............................  $ 126,093   $108,278
Valuation allowance.........................................   (205,953)   (26,460)
Depreciation and amortization...............................     77,847    (21,010)
Other.......................................................      2,013         49
                                                              ---------   --------
                                                              $      --   $ 60,857
                                                              =========   ========

     At December 31, 1998, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $317 million, which consist of $249 million of consolidated NOLs and $68 million of separate return limitation year NOLs. The NOLs will expire at various dates between 2004 and 2018. The Internal Revenue Code of 1986, as amended, may impose substantial limitations on the use of NOLs upon the occurrence of an "ownership change." The Company experienced ownership changes as defined under Section 382 of the Internal Revenue Code in 1987, 1991 and 1994. As a result of the ownership changes, NOLs, which were incurred prior to the date of the change, are subject to annual limitations on their future use. However, such ownership changes do not have a meaningful effect on the future use of the consolidated NOLs.

     As of December 31, 1998, the Company has a deferred tax asset of $230.2 million, which is offset by a valuation allowance of $230.2 million. Realization of the deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the NOLs. Based on recent events and the current operating forecasts, the Company does not believe it is more likely than not that the deferred tax asset will be realized. Therefore, the Company recorded a full valuation allowance against the net deferred tax asset. If, during

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

future periods, management believes the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation reserve accordingly.

15.  EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans, a percentage of which are matched by the Company. The Company's contribution expense was $1.7 million, $1.9 million and $1.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company maintains a noncontributory money purchase pension plan that covers substantially all employees who are retained by the Company primarily to service specific physician clients. Contributions are determined annually by the Company not to exceed the maximum amount deductible for federal income tax purposes. The Company's contribution to the plan were $0.7 million, $0.9 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     In May 1996, the Company's stockholders approved the adoption of the Company's Employee Stock Purchase Plan ("ESPP") in which eligible employees of the Company can purchase shares of Common Stock at a price equal to the lesser of 85% of the fair market value of the Common Stock on the first date of the purchase period or the last date of the purchase period. The maximum number of shares authorized by this plan is 1,000,000 of which 404,670 shares remain available for sale in 1999 and subsequent years. Stockholder approval is required to increase the number of shares reserved for sale under the ESPP.

16.  CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

                                                               1998     1997     1996
                                                              ------   ------   -------
                                                                   (IN THOUSANDS)
Non-cash investing and financing activities:
  Liabilities assumed in acquisitions.......................  $   --   $   --   $ 2,888
  Additions to capital lease obligations....................      42       --    15,705
  Common Stock issued upon funding of litigation
     settlements............................................  53,557       --        --
  Conversion of subordinated debentures.....................      --       --    63,375
Cash paid for:
  Interest (net of amounts capitalized of $4,092 for
     1996)..................................................  15,371   19,835    14,762
  Income taxes..............................................   1,484   10,747     7,314

17.  SEGMENT REPORTING

     The Company's reportable segments are strategic business units that offer different products and services. Medaphis provides its services and products through its Physician Services and Per-Se segments. The Physician Services segment provides business management services and claims processing to hospital-based physicians including the collection of clinical data, data input, medical coding, billing, cash collections and accounts receivable management. Per-Se provides application software and electronic commerce solutions to healthcare providers. The Per-Se segment includes the results of the newly formed electronic commerce group, for all periods presented. Some parts of this group had previously been included in the Physician and Hospital Services segments. HRI provided subrogation and related recovery services primarily to healthcare payors and was sold on May 28, 1997.

     Medaphis evaluates each segment's performance based on operating profit or loss. The Company also accounts for intersegment sales as if the sales were to third parties.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information concerning the operations in these reportable segments is as follows:

                                                         1998        1997        1996
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Revenue:
  Physician Services.................................  $ 264,323   $ 278,475   $ 297,737
  Per-Se.............................................     85,565      99,281      72,215
  HRI................................................         --      14,720      31,419
  Eliminations.......................................        (65)        (56)       (920)
                                                       ---------   ---------   ---------
                                                       $ 349,823   $ 392,420   $ 400,451
                                                       =========   =========   =========
Operating profit (loss)(1):
  Physician Services.................................  $  (5,846)  $  (4,582)  $ (12,715)
  Per-Se.............................................     (7,240)     20,310      13,454
  HRI................................................         --       3,685       8,502
  Corporate..........................................    (32,093)    (35,865)    (27,649)
                                                       ---------   ---------   ---------
                                                       $ (45,179)  $ (16,452)  $ (18,408)
                                                       =========   =========   =========
Interest expense, net................................  $  23,494   $  23,398   $  11,585
                                                       =========   =========   =========
Restructuring and other charges (including intangible
  asset impairment and litigation settlements):
  Physician Services.................................  $ 411,139   $   7,394   $  98,951
  Per-Se.............................................      1,245       1,006       4,024
  HRI................................................         --          --        (778)
  Corporate..........................................     19,435      60,841      17,237
                                                       ---------   ---------   ---------
                                                       $ 431,819   $  69,241   $ 119,434
                                                       =========   =========   =========
Loss before income taxes.............................  $(500,492)  $(109,091)  $(149,427)
                                                       =========   =========   =========
Depreciation and amortization:
  Physician Services.................................  $  28,340   $  34,360   $  32,284
  Per-Se.............................................      9,254       6,888       6,494
  HRI................................................         --         401         883
  Corporate..........................................      4,331       1,901       1,987
                                                       ---------   ---------   ---------
                                                       $  41,925   $  43,550   $  41,648
                                                       =========   =========   =========
Capital expenditures:
  Physician Services.................................  $  15,836   $   5,646   $  23,106
  Per-Se.............................................      5,163       2,786       3,854
  HRI................................................         --         108       1,448
  Corporate..........................................      2,790       2,455       2,903
                                                       ---------   ---------   ---------
                                                       $  23,789   $  10,995   $  31,311
                                                       =========   =========   =========

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................  $134,485   $563,884
  Per-Se....................................................    65,320     75,964
  Corporate(2)..............................................    86,916    207,297
                                                              --------   --------
                                                              $286,721   $847,145
                                                              ========   ========

---------------

(1) Excludes restructuring and other charges, litigation settlements, intangible asset impairment and interest expense.
(2) Includes net assets of $11,872 and $108,158, respectively, related to the discontinued operations.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                QUARTER ENDED
                                              --------------------------------------------------
                                              MARCH 31   JUNE 30    SEPTEMBER 30     DECEMBER 31
                                              --------   --------   ------------     -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998(1)(2)
Revenue.....................................  $ 95,347   $ 89,330   $     81,980      $ 83,166
Net loss from continuing operations.........    (6,645)   (31,886)      (513,158)(3)    (7,268)
Discontinued operations.....................     1,494      2,071         (2,847)        6,425(4)
Extraordinary items.........................    (5,557)        --             --        (2,843)
Net loss....................................   (10,708)   (29,815)      (516,005)       (3,686)
Net loss per common share from continuing
  operations................................     (0.09)     (0.41)         (6.52)        (0.09)
Discontinued operations per common share....      0.02       0.02          (0.04)         0.08
Extraordinary item per common share.........     (0.08)        --             --         (0.04)
Net loss per common share...................  $  (0.15)  $  (0.39)  $      (6.56)     $  (0.05)
  Weighted average shares outstanding.......    73,479     77,136         78,655        78,727
1997(5)
Revenue.....................................  $101,473   $104,130   $     83,863      $102,954
Net loss from continuing operations.........    (4,686)    (3,216)       (78,031)(6)    (6,590)
Discontinued operations.....................     1,621      1,955         (3,178)       (1,104)
Extraordinary item..........................        --     76,391             --            --
Cumulative effect of accounting change......        --         --             --        (2,465)
Net loss....................................    (3,065)    75,130        (81,209)      (10,159)
Net loss per common share from continuing
  operations................................     (0.06)     (0.04)         (1.07)        (0.09)
Discontinued operations per common share....      0.02       0.03          (0.04)        (0.02)
Extraordinary item per common share.........        --       1.05             --            --
Cumulative effect of accounting change per
  common share..............................        --         --             --         (0.03)
Net loss per common share...................  $  (0.04)  $   1.04   $      (1.11)     $  (0.14)
  Weighted average shares outstanding.......    72,235     72,443         72,942        73,171

---------------

(1) The quarterly periods ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998 included the impact of $0.6 million, $1.0 million, $1.8 million and $1.8 million, respectively, of restructuring and other charges. See Note 4 for a detailed explanation of these charges.
(2) The quarterly periods ended June 30, 1998, September 30, 1998 and December 31, 1998 also included the impact of $21.9 million, $19.5 million and $(5.4) million, respectively, of charges for litigation settlements (see Note 10).
(3) The quarterly period ended September 30, 1998 also included the impact of a $390.6 million intangible asset impairment charge (see Note 6).
(4) The quarterly period ended December 31, 1998 also included the gain on the sale of Hospital Services of $7.2 million, net of tax (see Note 2).
(5) The quarterly periods ended June 30, 1997, September 30, 1997 and December 31, 1997 included the impact of $2.8 million, $11.4 million and $2.5 million, respectively, of restructuring and other charges. See Note 4 for a detailed explanation of these charges.
(6) The quarterly period ended September 30, 1997 also included the impact of a $52.5 million charge for a litigation settlement (see Note 10).

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Medaphis Corporation:

     Our audits of the consolidated financial statements referred to in our report dated February 10, 1999 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 10, 1999

                              MEDAPHIS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   ADDITIONS
                                                             ---------------------
                                                BALANCE AT   CHARGED TO   CHARGED
                                                BEGINNING    COSTS AND    TO OTHER                BALANCE AT
DESCRIPTION                                      OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS   END OF YEAR
-----------                                     ----------   ----------   --------   ----------   -----------
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts.............   $10,746      $ 14,269       --       $(4,292)     $ 20,723
  Valuation allowance for deferred taxes......    26,460       203,772       --            --       230,232
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts.............   $ 8,146      $  6,459      $43       $(3,902)     $ 10,746
  Valuation allowance for deferred taxes......    18,334         8,126       --            --        26,460
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts.............   $ 3,449      $  5,930      $72       $(1,305)     $  8,146
  Valuation allowance for deferred............    18,310            24       --            --        18,334