Form 10-Q
period 1999-03-31
MEDAPHIS CORP
filed 1999-05-17
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q
                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                         OUTSTANDING AT MAY 7, 1999
-----                                                         --------------------------
Common Stock $0.01 par value................................      84,027,931 shares
Non-voting Common Stock $0.01 par value.....................               0 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MEDAPHIS CORPORATION

                                   FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

                                                              PAGE
                                                              ----
Part I: FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Balance Sheets as of March 31, 1999 and
      December 31, 1998.....................................    1
    Consolidated Statements of Operations for the three
      months ended March 31, 1999 and 1998..................    2
    Consolidated Statements of Cash Flows for the three
      months ended March 31, 1999 and 1998..................    3
    Notes to Consolidated Financial Statements..............    4
  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................   12
Part II: OTHER INFORMATION..................................   17
  Item 1. Legal Proceedings.................................   17
  Item 5. Other Matters.....................................   20
  Item 6. Exhibits and Reports on Form 8-K..................   21
  Index to Exhibits.........................................   24

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Current Assets:
  Cash and cash equivalents.................................  $  41,179    $  54,409
  Restricted cash...........................................      6,288        5,754
  Accounts receivable, billed...............................     55,481       54,800
  Accounts receivable, unbilled.............................     45,103       46,757
  Other.....................................................      6,231        8,022
                                                              ---------    ---------
          Total current assets..............................    154,282      169,742
Property and equipment, net.................................     43,291       47,954
Intangible assets...........................................     47,511       48,241
Net assets of discontinued operations.......................     18,074       11,872
Other.......................................................      8,211        8,912
                                                              ---------    ---------
                                                              $ 271,369    $ 286,721
                                                              =========    =========
Current Liabilities:
  Accounts payable..........................................  $  10,283    $   8,550
  Accrued compensation......................................     21,912       21,234
  Accrued expenses..........................................     17,627       22,361
  Accrued litigation settlements............................     11,511       12,026
  Current portion of long-term debt.........................      1,040        1,067
  Deferred revenue..........................................     20,792       18,289
                                                              ---------    ---------
          Total current liabilities.........................     83,165       83,527
Long-term debt..............................................    175,000      175,013
Accrued litigation settlements..............................     20,250       20,250
Other obligations...........................................      3,892        5,608
                                                              ---------    ---------
          Total liabilities.................................    282,307      284,398
                                                              ---------    ---------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................         --           --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     78,946 and 78,745 issued and outstanding in 1999 and
     1998, respectively.....................................        789          787
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................         --           --
  Paid-in capital...........................................    740,533      740,014
  Accumulated deficit.......................................   (752,260)    (738,390)
                                                              ---------    ---------
                                                                (10,938)       2,411
  Less treasury stock, at cost -- 15 shares in 1998.........         --           88
                                                              ---------    ---------
          Total stockholders' (deficit) equity..............    (10,938)       2,323
                                                              ---------    ---------
                                                              $ 271,369    $ 286,721
                                                              =========    =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Revenue.....................................................  $ 81,374    $ 95,347
                                                              --------    --------
Salaries and wages..........................................    53,154      56,785
Other operating expenses....................................    30,356      30,872
Depreciation................................................     6,787       6,160
Amortization................................................     2,267       5,329
Interest expense, net.......................................     3,904       6,374
Restructuring and other charges.............................        --         561
                                                              --------    --------
          Total expenses....................................    96,468     106,081
                                                              --------    --------
Loss before income taxes....................................   (15,094)    (10,734)
Income tax benefit..........................................      (524)     (4,089)
                                                              --------    --------
Loss from continuing operations.............................   (14,570)     (6,645)
                                                              --------    --------
Discontinued operations, net of tax:
  Income from discontinued operations.......................       304       1,494
  Additional gain on sale of Hospital Services..............       470          --
                                                              --------    --------
                                                                   774       1,494
                                                              --------    --------
Loss before extraordinary item..............................   (13,796)     (5,151)
Extraordinary item, net of tax..............................        --      (5,557)
                                                              --------    --------
          Net loss..........................................  $(13,796)   $(10,708)
                                                              ========    ========
Basic net (loss) income per common share:
  Loss from continuing operations...........................  $  (0.18)   $  (0.09)
  Income from discontinued operations, net of tax...........      0.01        0.02
  Extraordinary item, net of tax............................        --       (0.08)
                                                              --------    --------
  Net loss..................................................  $  (0.17)   $  (0.15)
                                                              ========    ========
Weighted average shares outstanding.........................    78,928      73,479
                                                              ========    ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(13,796)   $ (10,708)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Income from discontinued operations.......................      (304)      (1,494)
  Depreciation and amortization.............................     9,054       11,489
  Additional gain on sale of Hospital Services..............      (796)          --
  Early extinguishment of debt..............................        --        9,231
  Deferred income taxes.....................................        --       (7,079)
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................        (8)         (15)
     Accounts receivable, billed............................      (681)      (3,496)
     Accounts receivable, unbilled..........................     1,654        3,209
     Accounts payable.......................................     1,733       (1,738)
     Accrued compensation...................................       678       (2,772)
     Accrued expenses.......................................    (7,106)      (2,725)
     Accrued litigation settlements.........................      (515)          --
     Deferred revenue.......................................     2,503         (841)
     Other, net.............................................     2,275         (400)
                                                              --------    ---------
     Net cash used for continuing operations................    (5,309)      (7,339)
     Net cash used for discontinued operations..............    (5,952)      (4,306)
                                                              --------    ---------
          Net cash used for operating activities............   (11,261)     (11,645)
                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................        --         (167)
Purchases of property and equipment.........................    (2,112)     (13,985)
Additional net proceeds from sale of Hospital Services......       796           --
Proceeds from sale of property and equipment................       373           --
Software development costs..................................    (1,537)      (1,088)
                                                              --------    ---------
          Net cash used for investing activities............    (2,480)     (15,240)
                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock.............................       503          756
Proceeds from the exercise of stock options.................        48        2,907
Proceeds from borrowings....................................        --      242,000
Payments of debt............................................       (40)    (219,076)
Debt issuance costs.........................................        --      (11,363)
                                                              --------    ---------
          Net cash provided by financing activities.........       511       15,224
                                                              --------    ---------
CASH AND CASH EQUIVALENTS:
Net change..................................................   (13,230)     (11,661)
Balance at beginning of period..............................    54,409       14,729
                                                              --------    ---------
Balance at end of period....................................  $ 41,179    $   3,068
                                                              ========    =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $  8,356    $   3,853
  Income taxes..............................................       867          616
Non-cash investing and financing activities:
  Additions to capital lease obligations....................        --           42

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Medaphis Corporation ("Medaphis" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed March 19, 1999.

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

     As more thoroughly discussed in Note 2, the Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact") segments have been presented as discontinued operations for all periods presented.

NOTE 2 -- DISCONTINUED OPERATIONS

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on the Hospital Services final closing balance sheet and payment on certain Hospital Services accounts receivable retained by Medaphis. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million. Also, Medaphis could receive a purchase price adjustment of up to $10.0 million subject to Hospital Services' achievement of various operational targets in 1999.

     After reviewing several alternatives for Impact throughout 1998, management concluded that a sale of this segment (comprised of two divisions: commercial and government) would generate the greatest return to the stockholders and finalized its plan to sell Impact. The Company sold the commercial division of Impact effective April 15, 1999 for $15.0 million to Complete Business Solutions, Inc. ("CBSI"). Management expects to complete the sale of the government division before the end of 1999.

     Pursuant to APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been presented to reflect both Hospital Services and Impact as discontinued operations for all periods presented.

     The net operating results of these segments have been reported in the Consolidated Statements of Operations as "Income from discontinued operations"; the net assets have been reported in the Consolidated Balance Sheets as "Net assets of discontinued operations"; and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash used for discontinued operations."

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     Summarized financial information for the discontinued operations is as follows:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------
                                                             1999                 1998
                                                            -------   ----------------------------
                                                                      HOSPITAL
                                                            IMPACT    SERVICES   IMPACT     TOTAL
                                                            -------   --------   -------   -------
                                                                        (IN THOUSANDS)
Revenue...................................................  $20,622   $25,126    $22,433   $47,559
                                                            =======   =======    =======   =======
Income from discontinued operations before income taxes...      502     1,619        559     2,178
Income tax expense........................................      198       684         --       684
                                                            -------   -------    -------   -------
Income from discontinued operations, net of tax...........  $   304   $   935    $   559   $ 1,494
                                                            =======   =======    =======   =======

                                                              AS OF MARCH 31,   AS OF DECEMBER 31,
                                                              ---------------   ------------------
                                                                   1999                1998
                                                              ---------------   ------------------
                                                                  IMPACT              IMPACT
                                                                  ------              ------
                                                                         (IN THOUSANDS)
Current assets..............................................      $20,519            $16,399
Total assets................................................       25,743             21,829
Current liabilities.........................................        7,577              9,787
Total liabilities...........................................        7,669              9,957
Net assets of discontinued operations.......................       18,074             11,872

NOTE 3 -- LEGAL MATTERS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients. In addition, the Company is involved in legal proceedings and litigation arising in the ordinary course of business and there can be no assurances that the Company will not be subject to future customer complaints, claims and contract terminations, employment claims or other litigation.

SETTLED LEGAL MATTERS

     Beginning in June 1995, the United States Attorney's Office for the Central District of California conducted an investigation of the billing and collection practices in two offices of the Company's wholly-owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "California Investigation"). Investigations such as the California Investigation can be initiated following the commencement of qui tam litigation which is commenced under applicable state and federal statutes and is maintained under court seal without disclosure to the defendant. Under the applicable statutes, the United States and the appropriate state or states may elect to intervene fully or partially in qui tam litigation and proceed with the action.

     During the third quarter of 1998, the Company reached an agreement to settle with the United States, the State of California and the Relators on all claims related to the California Investigation and underlying qui tam litigation. Such settlements provided for the payment by the Company of $3.6 million in the aggregate ($3.1 million of which was paid in the fourth quarter of 1998 and $0.1 million of which was paid in the first quarter of 1999), the dismissal of all pending proceedings against the Company and the release of various other claims arising out of the California Investigation. As part of these settlements, CompMed, Inc., a company acquired by the Company in 1992, pled guilty to a single criminal count.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan were investigating allegations concerning the Company's wholly-owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). Beginning in February 1998, the Office of the Inspector General of Health and Human Services requested information from GFS following an audit of a GFS client. GFS complied with those requests.

     While the Company denies the contentions of the government, the Company determined it was in its best interest to settle such claims. Accordingly, the Company reached an agreement in principle with the United States to settle the matters related to the GFS Investigation on an ability to pay basis. The settlement, which is subject to definitive documentation, requires the Company to pay to the United States and the various states a total of $15 million, of which $6.8 million will be paid to the United States within 10 days of the execution of a definitive settlement agreement with the United States. The balance of $8.2 million will be paid as follows: $1.2 million to the participating states upon execution of settlement agreements with all of the participating states, $1.0 million to the participating states on June 30, 1999, $1.2 million to the United States on each of September 30, 1999 and December 31, 1999 and $0.9 million to the United States at the end of each calendar quarter of 2000. The deferred portion of the settlement payment will bear interest at the one-year Treasury Bill rate. The definitive settlement agreements will provide for the dismissal with prejudice of claims against the Company and the release by the United States and the participating states of civil and administrative claims arising out of the emergency room billing of government programs services provided by GFS from 1993 through the date of the settlement agreement.

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

PENDING LEGAL MATTERS

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs sought unspecified compensatory and punitive damages, as well as fees, interest and other costs. On April 18, 1997, the Medaphis and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under federal securities laws and common law and new parties, including former officers of Medaphis, Medaphis' former independent accountants and BSG. On or about October 29, 1997, all defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court ruled in favor of defendants on the motions, dismissing all of plaintiffs' claims with prejudice and without leave to amend. On May 15, 1998, the Judge signed an order to that effect. The plaintiffs appealed from this order. On

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

December 9, 1998, the New Jersey Court of Appeals ruled in favor of the Medaphis and BSG defendants, dismissing the plaintiffs' appeal. The plaintiffs have filed motions seeking to reopen this appeal, which motions are currently pending.

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

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shaumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint was brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Common Stock. In general, the complaint alleged common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleged breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage and declaratory judgment. Defendants filed a motion to dismiss the complaint. On September 29, 1998, the Court granted Defendants' motion to dismiss with respect to all securities law, fraud and tort claims. The Court gave plaintiffs twenty days to serve an amended complaint. Plaintiffs filed their amended complaint on October 19, 1998. Plaintiffs informed the Court, however, that while they reserved the right to appeal the Court's order of partial dismissal, they were neither amending nor pursuing any of the fraud or tortious interference claims that the Court dismissed in its September 29, 1998 order. Plaintiffs filed a Revised Supplemental Amended Complaint on November 20, 1998. On December 7, 1998, Medaphis filed its answer and counterclaim. The Counterclaim-Defendants filed their answer on January 11, 1999. Discovery is now proceeding. The Company

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
continues discussions with the parties in this matter in an attempt to reach a fair settlement as expeditiously as possible. However, there are no assurances that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company. The Company is unable to estimate a possible range of loss, if any.

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

     On January 28, 1998, SCI Management Corporation filed a complaint against BSG Alliance/IT, Inc. (now Impact Innovations Group, Inc.) seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Impact denies any liability to SCI and has counterclaimed for unpaid fees and expenses, interest and attorneys' fees. Pursuant to the contract, the case is pending before the American Arbitration Association and discovery is proceeding. The Company sold Impact Innovations Group, Inc. effective April 15, 1999 but remains responsible for this litigation. The Company is unable to estimate a possible range of loss, if any.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigation will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigation will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuits, the written demands and the pending governmental investigation will not have a material adverse effect upon the Company, including, without limitation, the Company's results of operations, financial position and cash flow. There can be no assurance that the agreement in principle reached with respect to the GFS Investigation will be concluded and implemented. Failure to reach definitive agreement or otherwise not to conclude and implement such agreement in principle could have a material adverse effect upon the Company. Because the Company is unable to estimate a range of loss with respect to certain of the pending claims, the Company has not accrued any amounts for any damages, settlements, penalties or awards with respect to such unsettled claims, except as otherwise disclosed.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

NOTE 4 -- RESTRUCTURING AND OTHER CHARGES

     In the first quarter of 1998, the Company recorded a charge of $0.6 million for the severance costs associated with a former executive.

     The description of the type and the amount of exit costs applied against each reserve in the quarter ended March 31, 1999 are as follows:

                                                         RESERVE                      RESERVE
                                                         BALANCE     COSTS APPLIED    BALANCE
                                                         12/31/98   AGAINST RESERVE   3/31/99
                                                         --------   ---------------   -------
                                                                    (IN THOUSANDS)
Lease termination costs................................   $4,292         $(207)       $4,085
Severance..............................................    1,148          (670)          478
                                                          ------         -----        ------
                                                          $5,440         $(877)       $4,563
                                                          ======         =====        ======

NOTE 5 -- LONG-TERM DEBT

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

     Payment of principal, premium, if any, and interest on the Notes is fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). Any non-guarantor subsidiaries are inconsequential individually and in the aggregate to the consolidated financial statements.

     Under the indenture governing the Notes, the balance of the excess sale proceeds, as defined, from the sale of Hospital Services, the commercial division of Impact or any other asset sale must be invested in the Company's business within 360 days of the sale. To the extent that such excess proceeds are not invested, the Company is required to offer to repurchase the Notes at par with such proceeds. Currently, it is management's intention to invest the excess proceeds from the November 1998 sale of Hospital Services and the April 1999 sale of the commercial division of Impact in the Company.

NOTE 6 -- INCOME TAXES

     Based on recent events and the current operating forecast, the Company does not believe it is more likely than not that net operating losses (NOLs) will be realized; therefore a tax benefit has not been recognized related to the NOLs during the three months ended March 31, 1999. During the first quarter of 1998, the Company recorded a tax benefit related to NOLs which was subsequently reserved for in the quarter ended September 30, 1998.

NOTE 7 -- STOCKHOLDERS' EQUITY

     On April 14, 1999, the Company issued 5,000,000 shares of Common Stock in accordance with the January 13, 1999 settlement agreement of a previously resolved legal matter. As a result of the issuance of the

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
shares, non-current accrued litigation settlements will be reduced by $15.9 million with a corresponding increase in stockholders' equity in the second quarter of 1999.

NOTE 8 -- SEGMENT REPORTING

     The Company's reportable segments are strategic business units that offer different products and services. Medaphis provides its services and products through its Medaphis Physician Services ("Physician Services") and Per-Se Technologies ("Per-Se") segments. The Physician Services segment provides business management services and claims processing to hospital-based physicians including the collection of clinical data, data input, medical coding, billing, cash collections and accounts receivable management. Per-Se provides application software and electronic commerce solutions to healthcare providers. The Per-Se segment includes the results of the electronic commerce group for all periods presented. Some parts of this group had previously been included in the Physician Services and Hospital Services segments. Also, certain expenses previously included in Corporate overhead have been reclassified to Physician Services and Per-Se for all periods presented.

     Medaphis evaluates each segment's performance based on operating profit or loss. The Company also accounts for intersegment sales as if the sales were to third parties.

     Information concerning the operations in these reportable segments is as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                1999          1998
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Revenue:
  Physician Services........................................  $ 61,457      $ 70,550
  Per-Se....................................................    22,773        27,660
  Eliminations..............................................    (2,856)       (2,863)
                                                              --------      --------
                                                              $ 81,374      $ 95,347
                                                              ========      ========
Operating profit (loss)(1):
  Physician Services........................................  $ (2,839)     $    291
  Per-Se....................................................    (2,675)        2,007
  Corporate.................................................    (5,676)       (6,097)
                                                              --------      --------
                                                              $(11,190)     $ (3,799)
                                                              ========      ========
Interest expense, net.......................................  $  3,904      $  6,374
                                                              --------      --------
Restructuring and other charges:
  Corporate.................................................  $     --      $    561
                                                              --------      --------
                                                              $     --      $    561
                                                              --------      --------
Loss before income taxes....................................  $(15,094)     $(10,734)
                                                              ========      ========
Depreciation and amortization:
  Physician Services........................................  $  4,553      $  8,320
  Per-Se....................................................     2,328         2,322
  Corporate.................................................     2,173           847
                                                              --------      --------
                                                              $  9,054      $ 11,489
                                                              ========      ========
Capital expenditures:
  Physician Services........................................  $  1,242      $ 11,255
  Per-Se....................................................       480         1,915
  Corporate.................................................       390           815
                                                              --------      --------
                                                              $  2,112      $ 13,985
                                                              ========      ========

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                                                                       AS OF
                                                              ------------------------
                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................  $131,087      $134,485
  Per-Se....................................................    63,554        65,320
  Corporate (2).............................................    76,728        86,916
                                                              --------      --------
                                                              $271,369      $286,721
                                                              ========      ========

---------------

(1) Excludes interest expense and restructuring and other charges.
(2) Includes net assets of $18,074 and $11,872, respectively, related to the discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Medaphis Corporation, a corporation organized in 1985 under the laws of the State of Delaware ("Medaphis" or the "Company"), provides a wide range of business management services, enterprise-wide software and electronic commerce solutions to healthcare providers. The Company's large client base and national presence further support the Company's competitive position. Medaphis believes it is well-positioned to capitalize on the healthcare industry trends toward consolidation, managed care and cost containment through a broad range of services and products that enable customers to provide quality patient care efficiently and cost effectively. Medaphis provides its services and products through the following two core healthcare segments: Medaphis Physician Services ("Physician Services") and Per-Se Technologies ("Per-Se").

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

     The Company provides consulting services through its non-core business segment, Impact Innovations Group ("Impact"). After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment (comprised of two divisions: commercial and government) would generate the greatest return to the stockholders and finalized its plan to sell Impact. The Company sold the commercial division of Impact effective April 15, 1999 for $15.0 million to Complete Business Solutions, Inc. ("CBSI"). Management expects to complete the sale of the government division before the end of 1999.

     Medaphis markets its services and products primarily to physician enterprises, integrated delivery networks, hospitals, long-term care facilities, home health agencies and managed care organizations.

RESULTS OF OPERATIONS

  Three months ended March 31, 1999 as compared to three months ended March 31, 1998

     REVENUE. Revenue classified by the Company's reportable segments is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $61,457    $70,550
Per-Se......................................................   22,773     27,660
Eliminations................................................   (2,856)    (2,863)
                                                              -------    -------
                                                              $81,374    $95,347
                                                              =======    =======

     Physician Services' revenue decreased by 12.9% in the first quarter of 1999 as compared to the same period in 1998 and decreased by 1.0% as compared to the fourth quarter of 1998. The decline is attributable both to operating problems at the Company's wholly-owned operating subsidiary, Medaphis Emergency Medicine Physician Services (formerly known as Gottlieb's Financial Services, Inc. or
GFS) (the "Emergency Medicine division") and to an increase in client discontinuances within the entire Physician Services segment. Revenue declines attributable to client discontinuances in 1998 at the Emergency Medicine division and Physician Services were approximately $22.9 million and $54.7 million, respectively, on an annualized basis. For the three months ended March 31, 1999, annualized revenue associated with client discontinuances approximated $1.1 million and $11.0 million at the Emergency Medicine division and Physician Services, respectively, of which $2.9 million was initiated by the Company. Client discontinuances initiated by the Company are a result of management's ongoing review and evaluation process of unprofitable or marginally profitable clients resulting in unreasonable returns. These discontinuances were partially offset by the addition of new business during the three months ended March 31, 1999 approximating $0.5 million and $15.7 million at the Emergency Medicine division and Physician Services, respectively, of revenue on an annualized basis. In addition, the Physician Services segment continues to be affected by the revenue pressures on the physician accounts receivable operation resulting from an increase in managed care. Management believes the client discontinuances, both Company and client initiated, and revenue pressure will continue in the near term.

     Per-Se's revenue decreased 17.7% in the first quarter of 1999 as compared to the same period in 1998. This is primarily the result of a decrease in the amount of revenue associated with the patient scheduling and Uticare product lines and more contracts requiring percentage of completion accounting. Percentage of completion accounting initially delays software revenue recognition. The factors contributing to the decrease in revenue were partially offset by higher revenue in the electronic commerce businesses during the three months ended March 31, 1999 as compared to the same period in 1998.

     OPERATING PROFIT (LOSS). Operating profit (loss), which excludes restructuring and other charges and interest expense, classified by the Company's reportable segments is as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ (2,839)  $   291
Per-Se......................................................    (2,675)    2,007
Corporate...................................................    (5,676)   (6,097)
                                                              --------   -------
                                                              $(11,190)  $(3,799)
                                                              ========   =======

     The decrease in Physician Services' operating profit (loss) for the three months ended March 31, 1999 as compared to the same period in 1998 is attributable to the revenue declines previously discussed and $0.7 million of increased expense associated with the assimilation of the Company's multiple operating systems. The decrease was partially offset by approximately $3.0 million in lower amortization expense of intangible assets resulting from the intangible asset impairment charge of $390.6 million for the quarter ended September 30, 1998.

     The fluctuation in Per-Se's operating profit (loss) from the three months ended March 31, 1999 as compared to the same period in 1998 is primarily attributable to the previously discussed reduction in revenue for this segment.

     The decrease in the Company's overhead is related to management's continued commitment to reduce costs where feasible and create efficient processes. This decrease was partially offset by an increase in depreciation expense of approximately $1.0 million related to the accelerated depreciation of the Company's former payroll processing system resulting from management's decision to outsource payroll processing. For the quarter ended March 31, 1998, certain expenses of approximately $2.0 million of Corporate's overhead have been reclassified to Physician Services and Per-Se in the amounts of $1.6 million and $0.4 million, respectively.

     INTEREST. Net interest expense was $3.9 million in the first quarter of 1999 as compared with $6.4 million in the first quarter of 1998. The decrease is attributable to less debt outstanding, a reduced interest rate and interest income of $0.6 million generated from the short term investment of cash.

     RESTRUCTURING AND OTHER CHARGES. In the first quarter of 1998, the Company recorded a charge of $0.6 million for the severance costs associated with a former executive.

     INCOME TAXES. Based on recent events and the current operating forecast, the Company does not believe it is more likely than not that net operating losses (NOLs) will be realized; therefore a tax benefit has not been recognized related to the NOLs during the three months ended March 31, 1999. During the first quarter of 1998, the Company recorded a tax benefit related to NOLs which was subsequently reserved for in the quarter ended September 30, 1998.

     DISCONTINUED OPERATIONS. Summarized financial information for the discontinued operations for the three month periods ended March 31, 1999 and 1998 is as follows:

                                                         THREE MONTHS ENDED MARCH 31,
                                                    --------------------------------------
                                                     1999                 1998
                                                    -------   ----------------------------
                                                              HOSPITAL
                                                    IMPACT    SERVICES   IMPACT     TOTAL
                                                    -------   --------   -------   -------
                                                                (IN THOUSANDS)
Revenue...........................................  $20,622   $25,126    $22,433   $47,559
                                                    =======   =======    =======   =======
Income from discontinued operations before income
  taxes...........................................      502     1,619        559     2,178
Income tax expense................................      198       684         --       684
                                                    -------   -------    -------   -------
Income from discontinued operations, net of tax...  $   304   $   935    $   559   $ 1,494
                                                    =======   =======    =======   =======

     In early 1998, management decided to sell its non-core business segments:
Medaphis Services Corporation ("Hospital Services") and Impact.

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on the Hospital Services final closing balance sheet and payment on certain Hospital Services accounts receivable retained by Medaphis. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million. Also, Medaphis could receive a purchase price adjustment of up to $10.0 million subject to Hospital Services' achievement of various operational targets in 1999.

     The Company sold the commercial division of Impact effective April 15, 1999 for $15.0 million to Complete Business Solutions, Inc. ("CBSI"). Management expects to complete the sale of the government division of Impact before the end of 1999.

     For the three months ended March 31, 1999, income from discontinued operations before income taxes includes the reversal of a $1.1 million lease abandonment reserve which is no longer necessary due to the sale of the commercial division of Impact. Excluding the effect of the reversal of the $1.1 million lease abandonment reserve, net loss from discontinued operations before income taxes would have been $0.6 million. This loss is primarily attributable to a reduction in revenue producing headcount without a corresponding reduction in operating expenses.

     EXTRAORDINARY ITEM. During the three months ended March 31, 1998, the Company recorded a charge of $5.6 million, net of tax of $3.6 million, to write-off the unamortized costs associated with the Company's then-current debt facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $71.1 million at March 31, 1999, including $41.2 million of unrestricted cash and cash equivalents. The $13.2 million decrease in cash and cash equivalents from December 31, 1998 is primarily a result of the payment of a semi-annual interest payment required under the $175 million Senior Notes due February 15, 2005 and payments under certain variable compensation expense programs based on individual performance in 1998.

     On February 20, 1998, the Company sold $175 million of Senior Notes due 2005 (the "Notes"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15, commencing on August 15, 1998, and will mature on February 15, 2005. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2002, at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest. In addition, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the original principal amount of the Notes at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least $100 million aggregate principal amount of the Notes remain outstanding immediately following any such redemption.

     Payment of principal, premium, if any, and interest on the Notes is fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). Any non-guarantor subsidiaries are insignificant individually and in the aggregate to the consolidated financial statements.

     The Company sold the commercial division of Impact effective April 15, 1999 for $15.0 million, subject to final closing adjustments. Management expects to complete the sale of the government division of Impact before the end of 1999.

     Under the Indenture governing the Notes, the balance of the excess sale proceeds, as defined, from the sale of Hospital Services, the commercial division of Impact or any other asset sale must be invested in the Company's business within 360 days of the sale. To the extent that such excess proceeds are not invested, the Company is required to offer to repurchase the Notes at par with such proceeds. Currently, it is management's intention to invest the estimated excess proceeds of $33.4 million from the sale of Hospital Services and the commercial division of Impact in the Company.

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

     The Company is a party to various legal actions. See Note 3 of Notes to Consolidated Financial Statements. There can be no assurance that these actions or investigations will not have a disruptive effect upon the operations of the business or that the resolution of these actions will not have a material adverse effect on the Company's liquidity or financial position.

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

     To enhance the Company's financial flexibility, management is currently seeking a new credit facility. This flexibility would give management the ability to make prudent strategic investments in the business. Additionally, management anticipates receiving proceeds from the sale of the government division Impact which will be available to invest in the business subject to the limitations discussed above.

YEAR 2000

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a Company-wide review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Through its Company-wide review, the Company has identified a number of older legacy systems, all within the Physician Services business, that will be abandoned in favor of a limited number of more efficient processing systems, rather than make all the systems Year 2000 compatible. The Emergency Medicine division's computerized coding system is one of the legacy systems from which the Company has already transitioned. The Company believes that it is on target to complete substantially all of these system migration efforts by mid-1999. The detailed planning and inventory for all of the Company's legacy systems that are being modified for Year 2000 compatibility have been completed. The majority of these systems have been remediated and are in final testing. Customers, vendors and resellers have been identified and requests for information distributed regarding the Year 2000 readiness of such parties. Responses have been received throughout the first quarter of 1999 and follow up is planned for the remainder of the year. The Company began to develop contingency plans during the fourth quarter of 1998 and will continue developing these plans through the second quarter of 1999 in response to assessments of the Year 2000 readiness of customers, vendors and resellers.

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

     Through March 31, 1999, the Company has spent approximately $3.7 million on its Year 2000 efforts, and it expects to spend an additional $3.0 million to $4.5 million in 1999 on such efforts, the majority of which represents redirection of internal resources. However, there can be no assurance that the Company will identify all Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients. In addition, the Company is involved in legal proceedings and litigation arising in the ordinary course of business and there can be no assurances that the Company will not be subject to future customer complaints, claims and contract terminations, employment claims or other litigation.

SETTLED LEGAL MATTERS

     Beginning in June 1995, the United States Attorney's Office for the Central District of California conducted an investigation of the billing and collection practices in two offices of the Company's wholly-owned subsidiary, Medaphis Physician Services Corporation ("MPSC"), which offices are located in Calabasas and Cypress, California (the "California Investigation"). Investigations such as the California Investigation can be initiated following the commencement of qui tam litigation which is commenced under applicable state and federal statutes and is maintained under court seal without disclosure to the defendant. Under the applicable statutes, the United States and the appropriate state or states may elect to intervene fully or partially in qui tam litigation and proceed with the action.

     During the third quarter of 1998, the Company reached an agreement to settle with the United States, the State of California and the Relators on all claims related to the California Investigation and underlying qui tam litigation. Such settlements provided for the payment by the Company of $3.6 million in the aggregate ($3.1 million of which was paid in the fourth quarter of 1998 and $0.1 million of which was paid in the first quarter of 1999), the dismissal of all pending proceedings against the Company and the release of various other claims arising out of the California Investigation. As part of these settlements, CompMed, Inc., a company acquired by the Company in 1992, pled guilty to a single criminal count.

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan were investigating allegations concerning the Company's wholly-owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). Beginning in February 1998, the Office of the Inspector General of Health and Human Services requested information from GFS following an audit of a GFS client. GFS complied with those requests.

     While the Company denies the contentions of the government, the Company determined it was in its best interest to settle such claims. Accordingly, the Company reached an agreement in principle with the United States to settle the matters related to the GFS Investigation on an ability to pay basis. The settlement, which is subject to definitive documentation, requires the Company to pay to the United States and the various states a total of $15 million, of which $6.8 million will be paid to the United States within 10 days of the execution of a definitive settlement agreement with the United States. The balance of $8.2 million will be paid as follows: $1.2 million to the participating states upon execution of settlement agreements with all of the participating states, $1.0 million to the participating states on June 30, 1999, $1.2 million to the United States on each of September 30, 1999 and December 31, 1999 and $0.9 million to the United States at the end of each calendar quarter of 2000. The deferred portion of the settlement payment will bear interest at the one-year Treasury Bill rate. The definitive settlement agreements will provide for the dismissal with prejudice of claims against the Company and the release by the United States and the participating states of civil and administrative claims arising out of the emergency room billing of government programs services provided by GFS from 1993 through the date of the settlement agreement.

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

PENDING LEGAL MATTERS

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberger against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to Medaphis stock options in connection with Medaphis' acquisition of BSG. The plaintiffs allege failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs sought unspecified compensatory and punitive damages, as well as fees, interest and other costs. On April 18, 1997, the Medaphis and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under federal securities laws and common law and new parties, including former officers of Medaphis, Medaphis' former independent accountants and BSG. On or about October 29, 1997, all defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court ruled in favor of defendants on the motions, dismissing all of plaintiffs' claims with prejudice and without leave to amend. On May 15, 1998, the Judge signed an order to that effect. The plaintiffs appealed from this order. On December 9, 1998, the New Jersey Court of Appeals ruled in favor of the Medaphis and BSG defendants, dismissing the plaintiffs' appeal. The plaintiffs have filed motions seeking to reopen this appeal, which motions are currently pending.

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

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shaumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint was brought on behalf of all former shareholders of MMS who exchanged their MMS holdings for unregistered shares of Common Stock. In general, the complaint alleged common law fraud and violations of the federal securities laws in connection with the merger. In addition, the complaint alleged breaches of contract relating to the merger agreement and a registration rights agreement, as well as tortious interference with economic advantage and declaratory judgment. Defendants filed a motion to dismiss the complaint. On September 29, 1998, the Court granted Defendants' motion to dismiss with respect to all securities law, fraud and tort claims. The Court gave plaintiffs twenty days to serve an amended complaint. Plaintiffs filed their amended complaint on October 19, 1998. Plaintiffs informed the Court, however, that while they reserved the right to appeal the Court's order of partial dismissal, they were neither amending nor pursuing any of the fraud or tortious interference claims that the Court dismissed in its September 29, 1998 order. Plaintiffs filed a Revised Supplemental Amended Complaint on November 20, 1998. On December 7, 1998, Medaphis filed its answer and counterclaim. The Counterclaim-Defendants filed their answer on January 11, 1999. Discovery is now proceeding. The Company continues discussions with the parties in this matter in an attempt to reach a fair settlement as expeditiously as possible. However, there are no assurances that a settlement acceptable to the Company can be reached or that any settlement reached will not have a material adverse effect on the Company. The Company is unable to estimate a possible range of loss, if any.

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

     On January 28, 1998, SCI Management Corporation filed a complaint against BSG Alliance/IT, Inc. (now Impact Innovations Group, Inc.) seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Impact denies any liability to SCI and has counterclaimed for unpaid fees and expenses, interest and attorneys' fees. Pursuant to the contract, the case is pending before the American Arbitration Association and discovery is proceeding. The Company sold Impact Innovations Group, Inc. effective April 15, 1999 but remains responsible for this litigation. The Company is unable to estimate a possible range of loss, if any.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that the lawsuits, the written demands and the pending governmental investigation will not have a disruptive effect upon the operations of the business, that the written demands, the defense of the lawsuits and the pending investigation will not consume the time and attention of the senior management of the Company, or that the resolution of the lawsuits, the written demands and the pending governmental investigation will not have a material adverse effect upon the Company, including, without limitation, the Company's results of operations, financial position and cash flow. There can be no assurance that the agreement in principle reached with respect to the GFS Investigation will be concluded and implemented. Failure to reach definitive agreement or otherwise not to conclude and implement such agreement in principle could have a material adverse effect upon the Company. Because the Company is unable to estimate a range of loss with respect to certain of the pending claims, the Company has not accrued any amounts for any damages, settlements, penalties or awards with respect to such unsettled claims, except as otherwise disclosed.

ITEM 5.  OTHER MATTERS

     On April 14, 1999, the Company issued 5,000,000 shares of Common Stock in accordance with the January 13, 1999 settlement agreement of a previously resolved legal matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT
NO.                                      DOCUMENT
-------                                  --------
  2.1      --  Merger Agreement dated as of December 29, 1995, among
               Registrant, CarSub, Inc. and Medical Management Sciences,
               Inc. (incorporated by reference to Exhibit 2.1 to Current
               Report on Form 8-K filed on January 19, 1996).
  2.2      --  Merger Agreement dated as of March 15, 1996, among
               Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on
               Form S-4, File No. 333-2506).
  2.3      --  Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by
               reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).
  2.4      --  Stock Purchase Agreement dated as of April 20, 1999, among
               Complete Business Solutions Inc., E-Business Solutions.com,
               Inc., Impact Innovations Holdings, Inc. and Registrant
               (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
  3.1      --  Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registration Statement on Form S-1, File No. 33-42216).
  3.2      --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 to
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1993).
  3.3      --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to
               Registration Statement on Form 8-A/A, filed on March 28,
               1995).
  3.4      --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to Registration Statement on Form S-8,
               Registration No. 333-03213).
  3.5      --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 3.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
  3.6      --  Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).
  4.1      --  Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
               1998).
  4.2      --  Warrant Agreement dated as of July 8, 1998, between
               Registrant and SunTrust Bank, Atlanta, as Warrant Agent
               (including form of warrant certificate) (incorporated by
               reference to Exhibit 4.2 to Registration Statement on Form
               8-A filed on July 21, 1998)
  4.3      --  Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.4      --  Form of Option Agreement relating to Registrant's
               Non-Employee Director Stock Option Plan.
 10.1      --  Second Amendment to Medaphis Corporation Non-Employee
               Director Stock Option Plan.
 27        --  Financial Data Schedule (for SEC use only)
 99.1      --  Safe Harbor Compliance Statement for Forward-Looking
               Statements.

     (B) Reports on Form 8-K

     The Company has filed the following reports on Form 8-K during the quarter ended March 31, 1999:

                                         FINANCIAL
                                         STATEMENTS
ITEM REPORTED                              FILED       DATE OF REPORT         FILE DATE
-------------                            ----------   -----------------   -----------------
Adoption of Rights Agreement and
  declaration of dividend distribution
  of one Right for each share of Common
  Stock................................      No       February 11, 1999   February 12, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEDAPHIS CORPORATION
                                          (Registrant)

                                          By:      /s/ WAYNE A. TANNER
                                            ------------------------------------
                                                      Wayne A. Tanner
                                                Executive Vice President and
                                                  Chief Financial Officer

                                              By:  /s/ MICHAEL A. SNYDER
                                              ----------------------------------
                                                      Michael A. Snyder
                                                Vice President and Controller
                                                  (Chief Accounting Officer)

Date: May 17, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NO.                              DESCRIPTION OF EXHIBITS
-------                          -----------------------
  2.1     --   Merger Agreement dated as of December 29, 1995, among
               Registrant, CarSub, Inc. and Medical Management Sciences,
               Inc. (incorporated by reference to Exhibit 2.1 to Current
               Report on Form 8-K filed on January 19, 1996).
  2.2     --   Merger Agreement dated as of March 15, 1996, among
               Registrant, BSGSub, Inc. and BSG Corporation (incorporated by reference to Exhibit 2.1 to Registration Statement on
               Form S-4, File No. 333-2506).
  2.3     --   Stock Purchase Agreement dated as of October 15, 1998,
               between Registrant and NCO Group, Inc. (incorporated by
               reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).
  2.4     --   Stock Purchase Agreement dated as of April 20, 1999, among
               Complete Business Solutions Inc., E-Business Solutions.com,
               Inc., Impact Innovations Holdings, Inc. and Registrant
               (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
  3.1     --   Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registration Statement on Form S-1, File No. 33-42216).
  3.2     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 to
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1993).
  3.3     --   Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to
               Registration Statement on Form 8-A/A, filed on March 28,
               1995).
  3.4     --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to Registration Statement on Form S-8,
               Registration No. 333-03213).
  3.5     --   Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 3.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
  3.6     --   Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).
  4.1     --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
               1998).
  4.2     --   Warrant Agreement dated as of July 8, 1998, between
               Registrant and SunTrust Bank, Atlanta, as Warrant Agent
               (including form of warrant certificate) (incorporated by
               reference to Exhibit 4.2 to Registration Statement on Form
               8-A filed on July 21, 1998)
  4.3     --   Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.4     --   Form of Option Agreement relating to Registrant's
               Non-Employee Director Stock Option Plan.
 10.1     --   Second Amendment to Medaphis Corporation Non-Employee
               Director Stock Option Plan.
 27       --   Financial Data Schedule (for SEC use only)
 99.1     --   Safe Harbor Compliance Statement for Forward-Looking
               Statements