Form 10-Q
period 1999-06-30
MEDAPHIS CORP
filed 1999-08-12
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q
                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              SHARES OUTSTANDING
TITLE OF CLASS                                                AT AUGUST 6, 1999
--------------                                                ------------------
Common Stock $0.01 par value................................  84,723,930 shares
Non-voting Common Stock $0.01 par value.....................           0 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MEDAPHIS CORPORATION

                                   FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

                                                              PAGE
                                                              ----
Part I: FINANCIAL INFORMATION
  Item 1: Financial Statements..............................     1
  Consolidated Balance Sheets as of June 30, 1999 and
     December 31, 1998......................................     1
  Consolidated Statements of Operations for the three and
     six months ended June 30, 1999 and 1998................     2
  Consolidated Statements of Cash Flows for the six months
     ended June 30, 1999 and 1998...........................     3
  Notes to Consolidated Financial Statements................     4
  Item 2: Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    11

Part II: OTHER INFORMATION
  Item 1: Legal Proceedings.................................    18
  Item 4: Submission of Matters to a Vote of Security
     Holders................................................    18
  Item 6: Exhibits and Reports on Form 8-K..................    18
  Index to Exhibits.........................................    21

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

                                    PART I:

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Current Assets:
  Cash and cash equivalents.................................  $  45,237    $  54,409
  Restricted cash...........................................      5,631        5,754
  Accounts receivable, billed...............................     51,213       54,800
  Accounts receivable, unbilled.............................     43,290       46,757
  Other.....................................................      7,526        8,022
                                                              ---------    ---------
          Total current assets..............................    152,897      169,742
Property and equipment, net.................................     40,347       47,954
Intangible assets...........................................     47,337       48,241
Net assets of discontinued operations.......................      8,316       11,872
Other.......................................................      5,768        8,912
                                                              ---------    ---------
                                                              $ 254,665    $ 286,721
                                                              =========    =========
Current Liabilities:
  Accounts payable..........................................  $   8,521    $   8,550
  Accrued compensation......................................     18,614       21,234
  Accrued expenses..........................................     24,023       22,361
  Accrued litigation settlements............................      6,107       12,026
  Current portion of long-term debt.........................      1,014        1,067
  Deferred revenue..........................................     20,116       18,289
                                                              ---------    ---------
          Total current liabilities.........................     78,395       83,527
Long-term debt..............................................    175,000      175,013
Accrued litigation settlements..............................     28,135       20,250
Other obligations...........................................      3,649        5,608
                                                              ---------    ---------
          Total liabilities.................................    285,179      284,398
                                                              ---------    ---------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................         --           --
  Common stock, voting, $0.01 par value, 200,000 authorized;
     84,045 and 78,745 issued and outstanding in 1999 and
     1998, respectively.....................................        840          787
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................         --           --
  Paid-in capital...........................................    756,507      740,014
  Accumulated deficit.......................................   (787,861)    (738,390)
                                                              ---------    ---------
                                                                (30,514)       2,411
Less treasury stock, at cost -- 15 shares in 1998...........         --           88
                                                              ---------    ---------
          Total stockholders' (deficit) equity..............    (30,514)       2,323
                                                              ---------    ---------
                                                              $ 254,665    $ 286,721
                                                              =========    =========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
Revenue.................................................  $ 82,357   $ 89,329   $163,730   $184,678
                                                          --------   --------   --------   --------
Salaries and wages......................................    53,769     56,631    106,923    113,415
Other operating expenses................................    27,541     25,743     57,898     56,615
Depreciation............................................     5,654      5,657     12,440     11,818
Amortization............................................     2,248      5,369      4,515     10,698
Interest expense, net...................................     3,879      5,849      7,783     12,223
Legal settlements.......................................    29,250     21,875     29,250     21,875
Restructuring and other charges.........................        --      1,046         --      1,607
                                                          --------   --------   --------   --------
          Total expenses................................   122,341    122,170    218,809    228,251
                                                          --------   --------   --------   --------
Loss before income taxes................................   (39,984)   (32,841)   (55,079)   (43,573)
Income tax benefit......................................        --       (955)      (525)    (5,039)
                                                          --------   --------   --------   --------
Loss from continuing operations.........................   (39,984)   (31,886)   (54,554)   (38,534)
                                                          --------   --------   --------   --------
Discontinued operations, net of tax:
  Income from discontinued operations...................       357      2,070        661      3,568
  Gain on sale of subsidiaries..........................     4,017         --      4,487         --
                                                          --------   --------   --------   --------
                                                             4,374      2,070      5,148      3,568
                                                          --------   --------   --------   --------
Loss before extraordinary item..........................   (35,610)   (29,816)   (49,406)   (34,966)
Extraordinary item, net of tax..........................        --         --         --     (5,557)
                                                          --------   --------   --------   --------
          Net loss......................................  $(35,610)  $(29,816)  $(49,406)  $(40,523)
                                                          ========   ========   ========   ========
Basic net (loss) income per common share:
  Loss from continuing operations.......................  $  (0.48)  $  (0.41)  $  (0.67)  $  (0.51)
  Income from discontinued operations, net of tax.......      0.05       0.02       0.06       0.04
  Extraordinary item, net of tax........................        --         --         --      (0.07)
                                                          --------   --------   --------   --------
  Net loss..............................................  $  (0.43)  $  (0.39)  $  (0.61)  $  (0.54)
                                                          ========   ========   ========   ========
Weighted average shares outstanding.....................    83,325     77,136     81,138     75,318
                                                          ========   ========   ========   ========

                See notes to consolidated financial statements.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(49,406)  $(40,523)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Income from discontinued operations.......................      (661)    (3,568)
  Depreciation and amortization.............................    16,955     22,516
  Gain on sale of subsidiaries..............................    (4,814)        --
  Early extinguishment of debt..............................        --      9,231
  Non-cash legal settlement costs...........................    25,738         --
  Deferred income taxes.....................................        --     (7,079)
  Changes in assets and liabilities, excluding effects of
    acquisitions and divestitures:
    Restricted cash.........................................       341        (11)
    Accounts receivable, billed.............................     3,587     (4,930)
    Accounts receivable, unbilled...........................     3,467      2,047
    Accounts payable........................................       (29)    (1,045)
    Accrued compensation....................................    (2,620)    (6,391)
    Accrued expenses........................................      (671)    (4,705)
    Accrued litigation settlements..........................    (7,219)    21,875
    Deferred revenue........................................     1,827       (195)
    Other, net..............................................     1,015        838
                                                              --------   --------
    Net cash used for continuing operations.................   (12,490)   (11,940)
    Net cash used for discontinued operations...............    (4,617)      (657)
                                                              --------   --------
         Net cash used for operating activities.............   (17,107)   (12,597)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (4,541)   (16,797)
Software development costs..................................    (3,609)    (2,165)
Proceeds from sale of subsidiaries, net.....................    12,934         --
Proceeds from sale of property and equipment................     2,738        720
Other.......................................................        --       (374)
                                                              --------   --------
         Net cash provided by (used for) investing
          activities........................................     7,522    (18,616)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock.............................       503        756
Proceeds from the exercise of stock options.................       181      5,074
Proceeds from borrowings....................................        --    294,310
Payments of debt............................................       (66)  (270,678)
Debt issuance costs.........................................      (205)   (11,968)
                                                              --------   --------
         Net cash provided by financing activities..........       413     17,494
                                                              --------   --------
CASH AND CASH EQUIVALENTS:
Net change..................................................    (9,172)   (13,719)
Balance at beginning of period..............................    54,409     14,728
                                                              --------   --------
Balance at end of period....................................  $ 45,237   $  1,009
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $  8,391   $  5,110
  Income taxes..............................................       940      1,282
Non-cash investing and financing activities:
  Issuance of Common Stock upon funding of litigation
    settlement..............................................    15,875     52,500
  Additions to capital lease obligations....................        --         42

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

NOTE 2 -- DISCONTINUED OPERATIONS

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on Hospital Services' final closing balance sheet and payment on certain Hospital Services accounts receivable retained by Medaphis. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million. Also, Medaphis could receive a purchase price adjustment of up to $10.0 million subject to Hospital Services' achievement of various operational targets in 1999.

     After reviewing several alternatives for Impact throughout 1998, management concluded that a sale of this segment (comprised of two divisions: commercial and government) would generate the greatest return to the stockholders and finalized its plan to sell Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. Management expects to complete the sale of the government division before the end of 1999.

     Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), the consolidated financial statements of the Company have been presented to reflect both Hospital Services and Impact as discontinued operations for all periods presented.

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

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     Summarized financial information for the discontinued operations is as follows (the 1999 results for Impact include the commercial division through April 15, 1999 -- the effective date of the sale):

                                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                                      --------------------------------------
                                                       1999                 1998
                                                      -------   ----------------------------
                                                                HOSPITAL
                                                      IMPACT    SERVICES   IMPACT     TOTAL
                                                      -------   --------   -------   -------
                                                                  (IN THOUSANDS)
Revenue.............................................  $12,555   $26,832    $20,270   $47,102
                                                      =======   =======    =======   =======
Income from discontinued operations before income
  taxes.............................................      357     2,330        695     3,025
Income tax expense..................................       --       955         --       955
                                                      -------   -------    -------   -------
Income from discontinued operations, net of tax.....  $   357   $ 1,375    $   695   $ 2,070
                                                      =======   =======    =======   =======

                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                      --------------------------------------
                                                       1999                 1998
                                                      -------   ----------------------------
                                                                HOSPITAL
                                                      IMPACT    SERVICES   IMPACT     TOTAL
                                                      -------   --------   -------   -------
                                                                  (IN THOUSANDS)
Revenue.............................................  $33,177   $51,956    $42,704   $94,660
                                                      =======   =======    =======   =======
Income from discontinued operations before income
  taxes.............................................      661     3,946      1,256     5,202
Income tax expense..................................       --     1,634         --     1,634
                                                      -------   -------    -------   -------
Income from discontinued operations, net of tax.....  $   661   $ 2,312    $ 1,256   $ 3,568
                                                      =======   =======    =======   =======

                                                             AS OF JUNE 30,   AS OF DECEMBER 31,
                                                                  1999               1998
                                                             --------------   ------------------
                                                                 IMPACT             IMPACT
                                                             --------------   ------------------
                                                                       (IN THOUSANDS)
Current assets.............................................     $ 9,883            $16,399
Total assets...............................................      11,375             21,829
Current liabilities........................................       3,059              9,787
Total liabilities..........................................       3,059              9,957
Net assets of discontinued operations......................       8,316             11,872

NOTE 3 -- LEGAL MATTERS

     Numerous federal and state civil and criminal laws govern medical billing and collection activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. The Company and its clients from time to time have received, and the Company anticipates that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing and collection practices related to certain subsidiaries of the Company and its many clients. In addition, the Company is involved in legal proceedings and litigation arising in the ordinary course of business and there can be no assurances that the Company will not be subject to future customer complaints, claims and contract terminations, employment claims or other litigation or that any such litigation will not have a material adverse effect upon the Company or its operations.

SETTLED LEGAL MATTERS

     The Company learned in March 1997 that the United States Department of Justice and the United States Attorney in Grand Rapids, Michigan were investigating allegations concerning the Company's wholly-owned subsidiary, Gottlieb's Financial Services, Inc. ("GFS") (the "GFS Investigation"). While the Company denies

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
the contentions of the government, the Company determined it was in its best interest to settle such claims. Accordingly, in September 1998, the Company reached an agreement in principle with the United States to settle the matters related to the GFS Investigation on an ability to pay basis. The settlement, finalized on June 21, 1999, requires the Company to pay to the United States and the various states a total of $15.0 million. The Company paid $6.8 million to the United States on June 29, 1999, with the balance of $8.2 million to be paid as follows: $2.2 million, in the aggregate, to the participating states upon execution of settlement agreements with all of the participating states, $1.2 million to the United States on each of September 30, 1999 and December 31, 1999 and $0.9 million to the United States at the end of each calendar quarter of 2000. The deferred portion of the settlement payment will bear interest at the one-year Treasury Bill rate, 4.73% at June 30, 1999. All pending claims against the Company by the United States and the Relator in underlying qui tam litigation have been dismissed with prejudice and the United States has released the Company from all civil and administrative claims arising out of the emergency room billing of government programs services provided by GFS from 1993 through the date of the settlement agreement with the United States. The settlement agreements with the participating states will provide for the release of the Company by the states of all civil and administrative claims arising out of the emergency room billing services provided by GFS from 1993 through the date of the settlement agreement with the individual state.

     In connection with the settlement in the third quarter of 1998 of an investigation in California (the "California Investigation") and the then pending settlement of the GFS Investigation, the Company entered into a Corporate Integrity Agreement with the Office of the Inspector General of the Department of Health and Human Services on September 2, 1998. This Agreement, which has a term of sixty-five months, provides that the government will not seek to exclude the Company from participation in governmental health care programs based on the conduct alleged in the California and GFS Investigations and requires the Company to continue its existing compliance program, augmented by an annual third-party review and additional reporting requirements.

     On June 16, 1999, the Company agreed to settle certain contract claims arising out of a 1996 contract for emergency room billing services to be provided by Medaphis Emergency Medicine Physician Services to Spectrum Healthcare, Inc. and Emcare, Inc., the successor to Spectrum's emergency business. The Company paid Emcare $1.75 million in cash in exchange for a release by Spectrum and Emcare of all claims against Medaphis Emergency Medicine Physician Services for breach of contract.

     On April 21, 1997, James F. Thacker, Alyson T. Stinson, Carol T. Shumaker, Lori T. Caudill, William J. Dezonia, the James F. Thacker Retained Annuity Trust and the Paulanne H. Thacker Retained Annuity Trust filed a complaint against the Company and Randolph G. Brown in the United States District Court for the Southern District of New York arising out of Medaphis' acquisition of Medical Management Sciences, Inc. ("MMS") in December of 1995. The complaint was brought on behalf of all former shareholders of MMS (the "MMS Shareholders") who exchanged their MMS holdings for unregistered shares of Common Stock. In general, the complaint alleged common law fraud and violations of the federal securities laws in connection with the merger. The parties entered into a settlement agreement on June 24, 1999 and the litigation has been dismissed with prejudice. The settlement agreement provides for the issuance by the Company to the MMS Shareholders of 500,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock. In addition, the Company entered into a five-year consulting agreement with Providence Management Corporation, a company controlled by James F. Thacker, providing for a $300,000 up front payment and $150,000 a year for the five-year term. The Company also paid the MMS Shareholders $375,000 for the MMS Shareholders' interest in a malpractice claim.

     On November 7, 1996, Health Systems International, Inc. filed suit in the Superior Court for the State of California, County of Los Angeles against Medaphis, Randolph G. Brown, and "Does 1-50," who are alleged to be unnamed Medaphis directors, officers and employees. Generally, this lawsuit alleges that the defendants violated federal and California securities laws and common law by, among other things, making material misstatements and omissions in public and private disclosures in connection with the acquisition of Health Data

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

Sciences Corporation ("HDS") in June of 1996. The Company and Foundation Health Services, Inc. ("Foundation"), formerly Health Systems International, Inc., have reached an agreement in principle to settle this litigation. The agreement provides for the dismissal with prejudice of the pending litigation and mutual releases by the parties. The settlement allows Foundation to realize $25.0 million from its investment in HDS, consisting of the value of 976,771 shares of Medaphis Common Stock received by Foundation in the HDS transaction and still owned by Foundation, $4.5 million in cash to be funded by the Company's insurers and the balance in Medaphis Common Stock to be issued to Foundation, currently estimated at 5,000,000 shares, subject to adjustment based on market value. The settlement is contingent upon definitive documentation, funding by the Company's insurers and issuance, registration and sale of the shares to be issued to Foundation.

PENDING LEGAL MATTERS

     A putative class action complaint was filed by Ernest Hecht and Stephen D. Strandberg against Steven G. Papermaster, Robert E. Pickering, Jr., David S. Lundeen, Norman Smith, Raymond J. Noorda, Gregory A. Grosh, Medaphis and Randolph G. Brown on November 12, 1996 in the Superior Court, Law Division, Essex County, State of New Jersey. The alleged class consists of persons and entities whose options to purchase BSG Corporation ("BSG") common stock were converted to options to purchase Medaphis Common Stock in connection with Medaphis' acquisition of BSG. The plaintiffs initially alleged failure to perform diligence, breaches of fiduciary duties of candor, loyalty and fair dealing and negligence against the BSG defendants (Papermaster, Pickering, Lundeen, Smith, Noorda and Grosh) and fraud and deceit against the Medaphis defendants (Medaphis and Brown). Plaintiffs sought unspecified compensatory and punitive damages, as well as fees, interest and other costs. On April 18, 1997, the Medaphis and BSG defendants filed motions to dismiss the complaint. On or about July 3, 1997, in lieu of responding to these motions, the plaintiffs filed an amended complaint, adding new claims under federal securities laws and common law and new parties, including former officers of Medaphis, Medaphis' former independent accountants and BSG. On or about October 29, 1997, all defendants filed motions to dismiss the amended complaint. On May 12, 1998, the court granted defendants' motions, dismissing all of plaintiffs' claims with prejudice. On May 15, 1998, the Court entered an order to that effect. The plaintiffs appealed from this order. On December 9, 1998, the New Jersey Court of Appeals dismissed the plaintiffs' appeal because the plaintiffs' appellate brief was filed untimely. On May 10, 1999, the Appellate Court reinstated the appeal. The appeal is currently pending. The Company is unable to estimate a range of loss, if any, related to this matter.

     In September 1996, Medaphis Physician Services Corporation ("MPSC") became aware of apparently inadvertent computer software errors affecting some of its electronic billing to carriers in the State of California. The error, which primarily impacts certain managed care plans, relates to global billing (i.e., billing for the professional and technical components of a service) for certain radiological services under circumstances where the radiologist is only entitled to bill for the professional component of such services. The Company believes such inadvertent errors may have caused overpayments on certain claims submitted on behalf of clients in the State of California. The full extent of overpayments by carriers and beneficiaries cannot be determined by the Company, but as notifications to the affected clients and carriers occur, and refunds or offsets are sought, the Company may be required to return to clients its portion of fees previously collected, and may receive claims for alleged damages as a result of the error. The Company is unable to estimate the possible range of loss, if any.

     On January 8, 1997, the Securities and Exchange Commission (the "Commission") notified the Company that it was conducting a formal, non-public investigation into, among other things, certain trading and other issues related to Medaphis' August 14, 1996 and October 22, 1996 announcements of the Company's loss for the quarter ended September 30, 1996 and its restated consolidated financial statements for the three months and year ended December 31, 1995 and its restated unaudited balance sheets as of March 31, 1996 and June 30, 1996. In addition, the Company believes that the Commission is investigating the Company's restatement of its interim financial statements for each quarter of 1996 and the November 19, 1997 and December 23, 1997

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
restatements of the Company's financial statements. The Company has cooperated with the Commission in its investigation and will continue to do so.

     On January 28, 1998, SCI Management Corporation filed a complaint against BSG Alliance/IT, Inc. (later known as Impact Innovations Group, Inc.) seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Impact denies any liability to SCI and has counter claimed for unpaid fees and expenses, interest and attorneys' fees. Pursuant to the contract, the case is pending before the American Arbitration Association and discovery is proceeding. The Company sold Impact Innovations Group, Inc. effective April 15, 1999 but remains responsible for this litigation. The Company is unable to estimate a possible range of loss, if any.

     Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against and written demands placed upon the Company, there can be no assurance that additional lawsuits will not be filed against the Company. Further, there can be no assurance that lawsuits, written demands and the pending governmental investigation will not have a disruptive effect upon the operations of the business, that written demands, the defense of lawsuits and the pending investigation will not consume the time and attention of the senior management of the Company, or that the resolution of lawsuits, written demands and the pending governmental investigation will not have a material adverse effect upon the Company, including, without limitation, the Company's results of operations, financial position and cash flow. There can be no assurance that the agreement in principle reached with respect to the Foundation litigation will be concluded and implemented. Failure to reach definitive agreement or otherwise not to conclude and implement such agreement in principle could have a material adverse effect upon the Company. Because the Company is unable to estimate a range of loss with respect to certain of the pending claims, the Company has not accrued any amounts for any damages, settlements, penalties or awards with respect to such unsettled claims, except as otherwise disclosed.

NOTE 4 -- RESTRUCTURING AND OTHER CHARGES

     The description of the type and amount of restructuring costs recorded and applied against each reserve in the six months ended June 30, 1999 is as follows:

                                                      RESERVE                             RESERVE
                                                      BALANCE         COSTS APPLIED       BALANCE
                                                 DECEMBER 31, 1998   AGAINST RESERVE   JUNE 30, 1999
                                                 -----------------   ---------------   -------------
                                                                   (IN THOUSANDS)
Lease termination costs........................       $4,292             $  (364)         $3,928
Severance......................................        1,148                (719)            429
                                                      ------             -------          ------
                                                      $5,440             $(1,083)         $4,357
                                                      ======             =======          ======

     During the three and six months ended June 30, 1998, the Company recorded approximately $0.2 million of restructuring costs for the reorganization of several corporate and operating division departments.

     In June 1998, management analyzed the adequacy of its legal matters reserves and recorded a net increase of $0.7 million for the legal and administrative fees, costs and expenses associated with various legal matters.

     The Company recorded charges of $0.2 million and $0.7 million in the three and six months ended June 30, 1998, respectively, for severance costs associated with former executive management.

NOTE 5 -- LONG TERM DEBT

     Under the indenture governing the 9 1/2% $175 million of Senior Notes due 2005 (the "Notes"), the balance of the excess sale proceeds, as defined, from the sale of Hospital Services, the commercial division of Impact or from the sale of any other asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of the sale. To the extent that such excess proceeds are not invested, the Company is

                     MEDAPHIS CORPORATION AND SUBSIDIARIES
required to offer to repurchase the Notes at par with such proceeds. Currently, it is management's intention to invest the excess proceeds from the November 1998 sale of Hospital Services and the April 1999 sale of the commercial division of Impact in the Company.

NOTE 6 -- INCOME TAXES

     Based on recent events and the current operating forecast, the Company does not believe it is more likely than not that net operating losses (NOLs) will be realized; therefore a tax benefit has not been recognized related to the NOLs during the three and six months ended June 30, 1999.

     During the first quarter of 1998, the Company recorded a tax benefit related to NOLs which was subsequently reserved for in the quarter ended September 30, 1998.

NOTE 7 -- STOCKHOLDERS' EQUITY

     On April 14, 1999, the Company issued 5,000,000 shares of Common Stock in accordance with the January 13, 1999 settlement agreement of a previously resolved legal matter. As a result of the issuance of the shares, non-current accrued litigation settlements was reduced by $15.9 million with a corresponding increase in stockholders' equity in the second quarter of 1999.

     On July 13, 1999, the Company issued 500,000 shares of Common Stock and is required to issue warrants to purchase an additional 500,000 shares of Common Stock in accordance with the June 24, 1999 settlement of the legal matter related to Medaphis' acquisition of MMS. Upon of the issuance of the shares and the warrants, non-current accrued litigation settlements will be reduced by $4.0 million with a corresponding increase in stockholders' equity in the third quarter of 1999.

     In July 1999, the Company reached an agreement in principle to settle its legal dispute with Foundation resulting from the Company's acquisition of HDS in 1996. The settlement allows Foundation to realize $25.0 million from its investment in HDS, consisting of the value of 976,771 shares of Medaphis Common Stock received by Foundation in the HDS transaction and still owned by Foundation, $4.5 million in cash to be funded by the Company's insurers and the balance in Medaphis Common Stock to be issued to Foundation, currently estimated at 5,000,000 shares, subject to adjustment based on market value. Upon the issuance of the shares, non-current accrued litigation settlements will be reduced and stockholders' equity will be increased based on the market value of the Company's Common Stock.

NOTE 8 -- SEGMENT REPORTING

     The Company's reportable segments are strategic business units that offer different products and services. Medaphis provides its services and products through its Per-Se Technologies ("Per-Se") and Medaphis Physician Services ("Physician Services") segments. Per-Se provides application software and electronic commerce solutions to healthcare providers. The Per-Se segment includes the results of the electronic commerce group for all periods presented. Some parts of this group had previously been included in the Physician Services and Hospital Services segments. The Physician Services segment provides business management services and claims processing to hospital-based physicians including the collection of clinical data, data input, medical coding, billing, cash collections and accounts receivable management. Also, certain expenses previously included in Corporate overhead have been reclassified to Per-Se and Physician Services for all periods presented.

     Medaphis evaluates each segment's performance based on operating profit or loss. The Company also accounts for intersegment sales as if the sales were to third parties.

                     MEDAPHIS CORPORATION AND SUBSIDIARIES

     Information concerning the operations in these reportable segments is as follows:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  -------------------   -------------------
                                                    1999       1998       1999       1998
                                                  --------   --------   --------   --------
                                                               (IN THOUSANDS)
Revenue:
  Per-Se........................................  $ 23,788   $ 22,999   $ 46,561   $ 50,659
  Physician Services............................    61,462     69,152    122,919    139,702
  Eliminations..................................    (2,893)    (2,822)    (5,750)    (5,683)
                                                  --------   --------   --------   --------
                                                  $ 82,357   $ 89,329   $163,730   $184,678
                                                  ========   ========   ========   ========
Operating profit (loss) (1):
  Per-Se........................................  $   (271)  $   (531)  $ (2,946)  $  1,476
  Physician Services............................    (1,667)       951     (4,506)     1,242
  Corporate.....................................    (4,917)    (4,491)   (10,594)   (10,586)
                                                  --------   --------   --------   --------
                                                  $ (6,855)  $ (4,071)  $(18,046)  $ (7,868)
                                                  ========   ========   ========   ========
Interest expense, net...........................  $  3,879   $  5,849   $  7,783   $ 12,223
                                                  ========   ========   ========   ========
Restructuring and other charges (including legal
  settlements):
  Per-Se........................................  $     --   $    162   $     --   $    162
  Physician Services............................     1,750         --      1,750         --
  Corporate.....................................    27,500     22,759     27,500     23,320
                                                  --------   --------   --------   --------
                                                  $ 29,250   $ 22,921   $ 29,250   $ 23,482
                                                  ========   ========   ========   ========
Loss before income taxes........................  $(39,984)  $(32,841)  $(55,079)  $(43,573)
                                                  ========   ========   ========   ========
Depreciation and amortization:
  Per-Se........................................  $  2,343   $  2,274   $  4,671   $  4,596
  Physician Services............................     4,561      7,826      9,114     16,147
  Corporate.....................................       998        926      3,170      1,773
                                                  --------   --------   --------   --------
                                                  $  7,902   $ 11,026   $ 16,955   $ 22,516
                                                  ========   ========   ========   ========
Capital expenditures:
  Per-Se........................................  $    448   $    873   $    928   $  2,788
  Physician Services............................     1,899        804      3,141     12,059
  Corporate.....................................        79      1,135        472      1,950
                                                  --------   --------   --------   --------
                                                  $  2,426   $  2,812   $  4,541   $ 16,797
                                                  ========   ========   ========   ========

                                                                       AS OF
                                                              -----------------------
                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Identifiable Assets:
  Per-Se....................................................  $ 60,589     $ 65,320
  Physician Services........................................   124,419      134,485
  Corporate (2).............................................    69,657       86,916
                                                              --------     --------
                                                              $254,665     $286,721
                                                              ========     ========

---------------

(1) Excludes restructuring and other charges, legal settlements and interest expense.
(2) Includes net assets of $8,316 and $11,872, respectively, related to the discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Medaphis Corporation, a corporation organized in 1985 under the laws of the State of Delaware ("Medaphis" or the "Company"), provides a wide range of business management services, enterprise-wide software and electronic commerce solutions to healthcare providers. The Company's large client base and national presence further support the Company's competitive position. Medaphis believes it is well-positioned to capitalize on the healthcare industry trends toward consolidation, managed care and cost containment through a broad range of services and products that enable customers to provide quality patient care efficiently and cost effectively. Medaphis provides its services and products through Per-Se Technologies ("Per-Se") and Medaphis Physician Services ("Physician Services").

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

     The Company provides consulting services through its non-core business segment, Impact Innovations Group ("Impact"). After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment (comprised of two divisions: commercial and government) would generate the greatest return to the stockholders and finalized its plan to sell Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. Management expects to complete the sale of the government division before the end of 1999.

     Medaphis markets its services and products primarily to physician enterprises, integrated delivery networks, hospitals, long-term care facilities, home health agencies and managed care organizations.

RESULTS OF OPERATIONS

  Three months ended June 30, 1999 compared to three months ended June 30, 1998

     REVENUE. Revenue classified by the Company's different operating segments is as follows:

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Per-Se......................................................    $23,788        $22,999
Physician Services..........................................     61,462         69,152
Eliminations................................................     (2,893)        (2,822)
                                                                -------        -------
                                                                $82,357        $89,329
                                                                =======        =======

     Per-Se's revenue increased 3.4% to $23.8 million in the second quarter of 1999 from $23.0 million in the same period in 1998. This increase is a result of higher internal and external electronic commerce transaction volume, increased software consulting services and higher software maintenance revenue. These increases were partially offset by lower software license revenue due to more contracts requiring percentage of completion accounting.

     Physician Services' revenue decreased 11.1% to $61.5 million in the second quarter of 1999 from $69.2 million in the same period in 1998. The decline in revenue is attributable to operating issues resulting in client discontinuances throughout 1998 primarily at the Company's wholly-owned operating subsidiary, Medaphis Emergency Medicine Physician Services (formerly known as Gottlieb's Financial Services, Inc. or GFS) (the

"Emergency Medicine division"). These discontinuances were partially offset by the addition of new business during the first half of 1999, which, on an annualized basis, exceeded discontinuances over that same period. The Physician Services segment continues to be affected by the revenue pressures on the physician accounts receivable operation resulting from an increase in managed care. Management believes the client discontinuances, both Company and client initiated, and revenue pressure will continue in the near term. Client discontinuances initiated by the Company are a result of management's ongoing review and evaluation process of unprofitable or marginally profitable clients that yield returns unacceptable to management.

     OPERATING PROFIT (LOSS). Operating profit (loss), which excludes legal settlements, restructuring and other charges and interest expense, classified by the Company's reportable segments is as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Per-Se......................................................  $  (271)   $  (531)
Physician Services..........................................   (1,667)       951
Corporate...................................................   (4,917)    (4,491)
                                                              -------    -------
                                                              $(6,855)   $(4,071)
                                                              =======    =======

     Per-Se had an operating loss of $0.3 million for the three months ended June 30, 1999 as compared to a loss of $0.5 million for the same period in 1998. This decrease was primarily a result of the previously mentioned overall revenue increase during the quarter.

     Physician Services' had an operating loss of $1.7 million for the three months ended June 30, 1999 as compared to a profit of $1.0 million for the same period in 1998. The decrease is attributable to the revenue declines previously discussed and increased expenses associated with the assimilation of the Company's multiple operating systems. The decrease was partially offset by lower salaries and wages attributable to staff reductions and lower amortization expense resulting from the intangible asset impairment charge of $390.6 million for the quarter ended September 30, 1998.

     The Company's overhead increased 9.5% for the three months ended June 30, 1999 as compared to the to the same period in 1998. This increase is related to the Company's year 2000 efforts and severance costs associated with downsizing the corporate function. For the quarter ended June 30, 1998, certain corporate overhead expenses of $1.7 million and $1.0 million have been reclassified to Physician Services and Per-Se, respectively.

     INTEREST. Net interest expense was $3.9 million in the second quarter of 1999 as compared with $5.8 million in the second quarter of 1998. The decrease is attributable to less debt outstanding and interest income of $0.7 million generated from the short-term investment of cash.

     LEGAL SETTLEMENTS. In June 1999, the Company recorded legal settlement charges of $21.5 million and $6.0 million related to litigation arising from Medaphis' June 1996 acquisition of Health Data Sciences Corporation ("HDS") and December 1995 acquisition of Medical Management Sciences, Inc. ("MMS"), respectively. In addition, the Company paid $1.8 million to settle contract claims against the Emergency Medicine division which arose in January 1998 from a 1996 contract dispute in the ordinary course of business.

     In June 1998, the Company recorded an estimated litigation settlement liability of $21.3 million associated with claims made on behalf of certain former BSG Corporation ("BSG") shareholders in connection with Medaphis' acquisition of BSG in June 1996. Such liability was estimated based upon a proposed settlement of approximately 3.2 million shares of Common Stock. This settlement was subsequently finalized for 5.0 million shares of Common Stock, and, based on the prevailing market price, the settlement was valued at $15.9 million. A reduction to litigation settlements totaling approximately $5.4 million was recorded in the fourth quarter of 1998 to reflect the final settlement value.

     Also in June 1998, the Company recorded $0.6 million in connection with the settlement of two other legal matters.

     RESTRUCTURING AND OTHER CHARGES. During the three months ended June 30, 1998, the Company recorded approximately $0.2 million of restructuring costs for the reorganization of several corporate and operating division departments.

     In June 1998, management analyzed the adequacy of its legal matters reserves and recorded a net increase of $0.7 million for the legal and administrative fees, costs and expenses associated with various legal matters.

     The Company recorded charges of $0.2 million in the three months ended June 30, 1998 for severance costs associated with former executive management.

     INCOME TAXES. Based on recent events and the current operating forecast, the Company does not believe it is more likely than not that net operating losses (NOLs) will be realized; therefore a tax benefit has not been recognized related to the NOLs during the three months ended June 30, 1999. During the second quarter of 1998, the Company began to fully reserve all tax benefits generated.

     DISCONTINUED OPERATIONS. Summarized financial information for the discontinued operations for the three-month periods ended June 30, 1999 and 1998 is as follows (the 1999 results for Impact include the commercial division through April 15, 1999 -- the effective date of the sale):

                                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                                      --------------------------------------
                                                       1999                 1998
                                                      -------   ----------------------------
                                                                HOSPITAL
                                                      IMPACT    SERVICES   IMPACT     TOTAL
                                                      -------   --------   -------   -------
                                                                  (IN THOUSANDS)
Revenue.............................................  $12,555   $26,832    $20,270   $47,102
                                                      =======   =======    =======   =======
Income from discontinued operations before income
  taxes.............................................      357     2,330        695     3,025
Income tax expense..................................       --       955         --       955
                                                      -------   -------    -------   -------
Income from discontinued operations, net of tax.....  $   357   $ 1,375    $   695   $ 2,070
                                                      =======   =======    =======   =======

     On November 30, 1998, the Company completed the sale of Medaphis Services Corporation ("Hospital Services") to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on Hospital Services' final closing balance sheet and payment on certain Hospital Services accounts receivable retained by Medaphis. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million. Also, Medaphis could receive a purchase price adjustment of up to $10.0 million subject to Hospital Services' achievement of various operational targets in 1999.

     The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid July 16, 1999. Management expects to complete the sale of the government division of Impact before the end of 1999.

  Six months ended June 30, 1999 compared to six months ended June 30, 1998

     REVENUE. Revenue classified by the Company's different operating segments is as follows:

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 ------------------------
                                                                   1999            1998
                                                                 --------        --------
                                                                      (IN THOUSANDS)
  Per-Se.................................................        $ 46,561        $ 50,659
  Physician Services.....................................         122,919         139,702
  Eliminations...........................................          (5,750)         (5,683)
                                                                 --------        --------
                                                                 $163,730        $184,678
                                                                 ========        ========

     Per-Se's revenue decreased 8.1% to $46.6 million for the six months ended June 30, 1999 from $50.7 million in the same period in 1998. This decrease is primarily a result of lower software license revenue from the Ulticare product line and more contracts requiring percentage of completion accounting. The decrease in software license revenue was partially offset by higher software maintenance revenue and electronic commerce revenue.

     Physician Services' revenue decreased 12.0% to $122.9 million for the six months ended June 30, 1999 from $139.7 million in the same period in 1998. The decline in revenue is attributable to operating issues resulting in client discontinuances throughout 1998 primarily at the Emergency Medicine division. These discontinuances were partially offset by the addition of new business during the first half of 1999, which, on an annualized basis, exceeded discontinuances over that same period. The Physician Services segment continues to be affected by the revenue pressures on the physician accounts receivable operation resulting from an increase in managed care. Management believes the client discontinuances, both Company and client initiated, and revenue pressure will continue in the near term. Client discontinuances initiated by the Company are a result of management's ongoing review and evaluation process of unprofitable or marginally profitable clients resulting in unreasonable returns.

     OPERATING PROFIT (LOSS). Operating profit (loss), which excludes legal settlements, restructuring and other charges and interest expense, classified by the Company's reportable segments is as follows:

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1999            1998
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
Per-Se......................................................   $ (2,946)       $  1,476
Physician Services..........................................     (4,506)          1,242
Corporate...................................................    (10,594)        (10,586)
                                                               --------        --------
                                                               $(18,046)       $ (7,868)
                                                               ========        ========

     Per-Se had an operating loss of $2.9 million for the six months ended June 30, 1999 as compared to a profit of $1.5 million for the same period in 1998. The decline was primarily a result of the previously mentioned decrease in revenue.

     Physician Services' had an operating loss of $4.5 million for the six months ended June 30, 1999 as compared to a profit of $1.2 million for the same period in 1998. The decrease is attributable to the revenue declines previously discussed and increased expenses associated with the assimilation of the Company's multiple operating systems. The decrease was partially offset by lower salaries and wages attributable to staff reductions and lower amortization expense resulting from the intangible asset impairment charge of $390.6 million for the quarter ended September 30, 1998.

     For the six months ended June 30, 1998, certain corporate overhead expenses of $3.2 million and $1.5 million have been reclassified to Physician Services and Per-Se, respectively.

     INTEREST. Net interest expense was $7.8 million for the six-month period ended June 30, 1999 as compared to $12.2 million in the same period of 1998. The decrease is primarily related to less debt outstanding and interest income of $1.3 million generated from the short-term investment of cash.

     LEGAL SETTLEMENTS. In June 1999, the Company recorded legal settlement charges of $21.5 million and $6.0 million related to Medaphis' June 1996 acquisition of HDS and December 1995 acquisition of MMS, respectively. In addition, the Company paid $1.8 million to settle contract claims against the Emergency Medicine division which arose in January 1998 from a 1996 contract dispute in the ordinary course of business.

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

     Also in June 1998, the Company recorded $0.6 million in connection with the settlement of two other legal matters.

     RESTRUCTURING AND OTHER CHARGES. During the six months ended June 30, 1998, the Company recorded approximately $0.2 million of restructuring costs for the reorganization of several corporate and operating division departments.

     In June 1998, management analyzed the adequacy of its legal matters reserves and recorded a net increase of $0.7 million for the legal and administrative fees, costs and expenses associated with various legal matters.

     The Company recorded charges of $0.7 million in the six months ended June 30, 1998 for severance costs associated with former executive management.

     INCOME TAXES. Based on recent events and the current operating forecast, the Company does not believe it is more likely than not that net operating losses (NOLs) will be realized; therefore a tax benefit has not been recognized related to the NOLs during the six months ended June 30, 1999.

     During the six months ended June 30, 1998, the Company recorded a tax benefit related to NOLs, which was subsequently reserved for in the quarter ended September 30, 1998.

     DISCONTINUED OPERATIONS. Summarized financial information for the discontinued operations for the six-month periods ended June 30, 1999 and 1998 is as follows (the 1999 results for Impact include the commercial division through April 15, 1999 -- the effective date of the sale):

                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                      --------------------------------------
                                                       1999                 1998
                                                      -------   ----------------------------
                                                                HOSPITAL
                                                      IMPACT    SERVICES   IMPACT     TOTAL
                                                      -------   --------   -------   -------
                                                                  (IN THOUSANDS)
Revenue.............................................  $33,177   $51,956    $42,704   $94,660
                                                      =======   =======    =======   =======
Income from discontinued operations before income
  taxes.............................................      661     3,946      1,256     5,202
Income tax expense..................................       --     1,634         --     1,634
                                                      -------   -------    -------   -------
Income from discontinued operations, net of tax.....  $   661   $ 2,312    $ 1,256   $ 3,568
                                                      =======   =======    =======   =======

     EXTRAORDINARY ITEM. During the six months ended June 30, 1998, the Company recorded a charge of $5.6 million, net of tax of $3.6 million, to write-off the unamortized costs associated with the Company's then-current debt facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $74.5 million at June 30, 1999, including $45.2 million of unrestricted cash and cash equivalents. The $9.2 million decrease in cash and cash equivalents from December 31, 1998 is primarily a result of the payment of a semi-annual interest payment required under the 9 1/2% $175 million of Senior Notes due February 15, 2005 (the "Notes") and payments made upon the execution of the definitive agreement related to the government investigation of allegations concerning the Company's wholly-owned subsidiary, GFS.

     The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. Management expects to complete the sale of the government division of Impact before the end of 1999.

     Under the Indenture governing the Notes, the balance of the excess sale proceeds, as defined, from the sale of Hospital Services, the commercial division of Impact or the sale of any other asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of the sale. To the extent that such excess proceeds are not invested, the Company is required to offer to repurchase the Notes at par with such proceeds. Currently, it is management's intention to invest the estimated excess proceeds in the Company. As of June 30, 1999, excess proceeds related to the sale of Hospital Services were approximately $16.0 million and must be invested by November 25, 1999. The excess proceeds from the sale of the commercial division of Impact were approximately $12.5 million at June 30, 1999 and must be invested by April 15, 2000.

     The Company is a party to various legal actions. See Note 3 of Notes to Consolidated Financial Statements. There can be no assurance that these actions or investigations will not have a disruptive effect upon the operations of the business or that the resolution of these actions will not have a material adverse effect on the Company, including, without limitation, the Company's results of operations, financial position or cash flow and liquidity.

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

     The Company believes that its current cash position is sufficient to permit the Company to meet its operating expenses, service its debt requirements as they become due in the next twelve months and for the long term and to invest in the business; however, there can be no assurance that such results will be achieved. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restricting or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

     To enhance the Company's financial flexibility, management is currently seeking a new credit facility. This flexibility would give management the ability to make prudent strategic investments in the business. Additionally, management anticipates receiving proceeds from the sale of the government division of Impact which will be available to invest in the business subject to the limitations discussed above.

YEAR 2000

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a Company-wide review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Through its Company-wide review, the Company has identified a number of older legacy systems, all within the Physician Services business, that will be abandoned in favor of a limited number of more efficient processing systems ("Systems Assimilation"), rather than make all the systems Year 2000 compatible. The Emergency Medicine division's computerized coding system is one of the legacy systems from which the Company has already transitioned. The Company believes that it is on target to complete substantially all of these system migration efforts by the third quarter of 1999. The detailed planning and inventory for all of the Company's legacy systems that are being modified for Year 2000 compatibility have been completed. These legacy systems have been remediated and are in final testing. Customers, vendors and resellers have been identified and requests for information distributed regarding the Year 2000 readiness of such parties. Responses have been received throughout the first and second quarters of 1999 and follow up is planned for the remainder of the year. The Company began to develop contingency plans during the fourth quarter of 1998 and will continue developing these plans through the third quarter of 1999 in response to assessments of the Year 2000 readiness of customers, vendors and resellers.

     In the second quarter of 1999, Per-Se completed testing and documentation of Year 2000 compatible versions of the clinical information system and the radiology information system. Those releases, along with Year 2000 compatible versions of the patient scheduling and staff management products, are currently available to customers. Year 2000 testing for products that will be generally available late in 1999 or early in 2000 will be done as a routine part of quality assurance and documentation.

     Through June 30, 1999, the Company has spent approximately $8.8 million on its Year 2000 and Systems Assimilation efforts, and it expects to spend an additional $4.0 million to $6.0 million in 1999 on such efforts, the majority of which represents redirection of internal resources. However, there can be no assurance that the Company will identify all Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 3 of Notes to Consolidated Financial Statements in Item 1 on pages 5 to 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 6, 1999. The following directors were elected at such meeting:

                                             BOARD         VOTES       VOTES      VOTES
NOMINEE                                       TERM          FOR       AGAINST   WITHHELD
-------                                   ------------   ----------   -------   ---------
Roderick M. Hills.......................  Through 1999   57,636,378     --      1,413,711
David R. Holbrooke, M.D.................  Through 1999   57,651,264     --      1,398,825
David E. McDowell.......................  Through 1999   57,376,680     --      1,673,409
Kevin E. Moley..........................  Through 1999   57,649,920     --      1,400,169
John C. Pope............................  Through 1999   57,659,018     --      1,391,071
Allen W. Ritchie........................  Through 1999   57,658,870     --      1,391,219
C. Christopher Trower...................  Through 1999   57,646,783     --      1,403,306

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

EXHIBIT
  NO.                                  DOCUMENT
-------                                --------
  2.1   --   Stock Purchase Agreement dated as of October 15, 1998,
             between Registrant and NCO Group, Inc. (incorporated by
             reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1998).
  2.2   --   Stock Purchase Agreement dated as of April 20, 1999, among
             Complete Business Solutions Inc.,
             E-Business Solutions.com, Inc., Impact Innovations Holdings,
             Inc. and Registrant (incorporated by reference to Exhibit
             2.1 to Current Report on Form 8-K filed on May 5, 1999).
  3.1   --   Amended and Restated Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3.1 to
             Registration Statement on Form S-1, File No. 33-42216).
  3.2   --   Certificate of Amendment of Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3 to
             Quarterly Report on Form 10-Q for the quarter ended March
             31, 1993).
  3.3   --   Certificate of Amendment of Certificate of Incorporation of
             Registrant (incorporated by reference to Exhibit 3.3 to
             Registration Statement on Form 8-A/A, filed on March 28,
             1995).
  3.4   --   Certificate of Amendment of Amended and Restated Certificate
             of Incorporation of Registrant (incorporated by reference to
             Exhibit 4.4 to Registration Statement on Form S-8,
             Registration No. 333-03213).
  3.5   --   Certificate of Amendment of Amended and Restated Certificate
             of Incorporation of Registrant (incorporated by reference to
             Exhibit 3.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
  3.6   --   Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1998).

EXHIBIT
  NO.                                  DOCUMENT
-------                                --------
  4.1   --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
             (including form of note) (incorporated by reference to
             Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
             1998).
  4.2   --   Warrant Agreement dated as of July 8, 1998, between
             Registrant and SunTrust Bank, Atlanta, as Warrant Agent
             (including form of warrant certificate) (incorporated by
             reference to Exhibit 4.2 to Registration Statement on Form
             8-A filed on July 21, 1998)
  4.3   --   Rights Agreement dated as of February 11, 1999, between
             Registrant and American Stock Transfer & Trust Company
             (including form of rights certificates) (incorporated by
             reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.4   --   Registration Rights Letter Agreement, dated as of May 3,
             1999, by and among NFT Ventures Inc., Raymond J. Noorda,
             Mark Rogers, NP Ventures, Ltd., Steven G. Papermaster and
             the Registrant (incorporated by reference to Exhibit 4.8 to
             Registration Statement on Form S-3, File No. 333-78775).
 10.1   --   Settlement Agreement and Full and Complete Release dated
             June 24, 1999, among James F. Thacker, et al., and
             Registrant.
 27     --   Financial Data Schedule (for SEC use only)
 99.1   --   Safe Harbor Compliance Statement for Forward-Looking
             Statements.

     The Company filed the following report on Form 8-K during the quarter ended June 30, 1999:

                                                            FINANCIAL
                                                            STATEMENTS
ITEM REPORTED                                                 FILED      DATE OF REPORT   FILING DATE
-------------                                               ----------   --------------   -----------
Sale of Impact Innovations' commercial division to
  Complete Business Solutions, Inc........................      No       April 20, 1999   May 5, 1999

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

                                          MEDAPHIS CORPORATION
                                          (Registrant)

                                          By:      /s/ WAYNE A. TANNER
                                            ------------------------------------
                                                      Wayne A. Tanner
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:     /s/ MICHAEL A. SNYDER
                                            ------------------------------------
                                                     Michael A. Snyder
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

Date: August 12, 1999

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBITS
-------                         -----------------------
  2.1     --  Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by
              reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1998).
  2.2     --  Stock Purchase Agreement dated as of April 20, 1999, among
              Complete Business Solutions Inc., E-Business Solutions.com,
              Inc., Impact Innovations Holdings, Inc. and Registrant
              (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
  3.1     --  Amended and Restated Certificate of Incorporation of
              Registrant (incorporated by reference to Exhibit 3.1 to
              Registration Statement on Form S-1, File No. 33-42216).
  3.2     --  Certificate of Amendment of Certificate of Incorporation of
              Registrant (incorporated by reference to Exhibit 3 to
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1993).
  3.3     --  Certificate of Amendment of Certificate of Incorporation of
              Registrant (incorporated by reference to Exhibit 3.3 to
              Registration Statement on Form 8-A/A, filed on March 28,
              1995).
  3.4     --  Certificate of Amendment of Amended and Restated Certificate
              of Incorporation of Registrant (incorporated by reference to
              Exhibit 4.4 to Registration Statement on Form S-8,
              Registration No. 333-03213).
  3.5     --  Certificate of Amendment of Amended and Restated Certificate
              of Incorporation of Registrant (incorporated by reference to
              Exhibit 3.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
  3.6     --  Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1998).
  4.1     --  Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
              (including form of note) (incorporated by reference to
              Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
              1998).
  4.2     --  Warrant Agreement dated as of July 8, 1998, between
              Registrant and SunTrust Bank, Atlanta, as Warrant Agent
              (including form of warrant certificate) (incorporated by
              reference to Exhibit 4.2 to Registration Statement on Form
              8-A filed on July 21, 1998)
  4.3     --  Rights Agreement dated as of February 11, 1999, between
              Registrant and American Stock Transfer & Trust Company
              (including form of rights certificates) (incorporated by
              reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.4     --  Registration Rights Letter Agreement, dated as of May 3,
              1999, by and among NFT Ventures Inc., Raymond J. Noorda,
              Mark Rogers, NP Ventures, Ltd., Steven G. Papermaster and
              the Registrant (incorporated by reference to Exhibit 4.8 to
              Registration Statement on Form S-3, File No. 333-78775).
 10.1     --  Settlement Agreement and Full and Complete Release dated
              June 24, 1999, among James F. Thacker, et al., and
              Registrant.
 27       --  Financial Data Schedule (for SEC use only)
 99.1     --  Safe Harbor Compliance Statement for Forward-Looking
              Statements.