Form 10-Q
period 1999-09-30
PER SE TECHNOLOGIES INC
filed 1999-11-12
CIK 878556

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-19480

                             ---------------------

                           PER-SE TECHNOLOGIES, INC.
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

                              MEDAPHIS CORPORATION
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              SHARES OUTSTANDING
                       TITLE OF CLASS                         AT NOVEMBER 5, 1999
                       --------------                         -------------------
Common Stock $0.01 Par Value................................   88,724,301 Shares
Non-voting Common Stock $0.01 Par Value.....................            0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

                                                              PAGE
                                                              ----
Part I:  FINANCIAL INFORMATION
Item 1: Financial Statements................................    1
  Consolidated Balance Sheets as of September 30, 1999 and
     December 31, 1998......................................    1
  Consolidated Statements of Operations for the three and
     nine months ended September 30, 1999 and 1998..........    2
  Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1999 and 1998......................    3
  Notes to Consolidated Financial Statements................    4
Item 2: Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   11
Part II:  OTHER INFORMATION
Item 1: Legal Proceedings...................................   18
Item 5: Other Matters.......................................   18
Item 6: Exhibits and Reports on Form 8-K....................   18
Index to Exhibits...........................................   21

                             ---------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY PER-SE TECHNOLOGIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF PER-SE TECHNOLOGIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Current Assets:
  Cash and cash equivalents.................................    $  38,101      $  54,409
  Restricted cash...........................................        5,585          5,754
  Accounts receivable, billed...............................       48,362         54,800
  Accounts receivable, unbilled.............................       43,467         46,757
  Other.....................................................        5,184          8,022
                                                                ---------      ---------
          Total current assets..............................      140,699        169,742
Property and equipment, net.................................       37,796         47,954
Intangible assets...........................................       47,147         48,241
Net assets of discontinued operations.......................        8,345         11,872
Other.......................................................        5,785          8,912
                                                                ---------      ---------
                                                                $ 239,772      $ 286,721
                                                                =========      =========
Current Liabilities:
  Accounts payable..........................................    $   7,043      $   8,550
  Accrued compensation......................................       21,387         21,234
  Accrued expenses..........................................       17,031         22,361
  Accrued litigation settlements............................        9,297         12,026
  Current portion of long-term debt.........................           42          1,067
  Deferred revenue..........................................       20,760         18,289
                                                                ---------      ---------
          Total current liabilities.........................       75,560         83,527
Long-term debt..............................................      175,000        175,013
Accrued litigation settlements..............................        3,865         20,250
Other obligations...........................................        3,714          5,608
                                                                ---------      ---------
          Total liabilities.................................      258,139        284,398
                                                                ---------      ---------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................           --             --
  Common stock, voting, $0.01 par value, 200,000 authorized;
     90,924 and 78,745 issued and outstanding in 1999 and
     1998, respectively.....................................          909            787
  Common stock, non voting, $0.01 par value, 600 authorized;
     none issued............................................           --             --
  Paid-in capital...........................................      776,257        740,014
  Warrants..................................................        1,495             --
  Accumulated deficit.......................................     (797,028)      (738,390)
                                                                ---------      ---------
                                                                  (18,367)         2,411
Less treasury stock, at cost -- 15 shares in 1998...........           --             88
                                                                ---------      ---------
          Total stockholders' equity........................      (18,367)         2,323
                                                                ---------      ---------
                                                                $ 239,772      $ 286,721
                                                                =========      =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------    ---------------------
                                                  1999        1998         1999        1998
                                                 -------    ---------    --------    ---------
Revenue......................................    $81,270    $  81,979    $245,001    $ 266,657
                                                 -------    ---------    --------    ---------
Salaries and wages...........................     53,388       59,680     160,311      173,095
Other operating expenses.....................     26,363       39,083      84,260       95,699
Depreciation.................................      4,189        5,603      16,629       17,420
Amortization.................................      2,357        5,045       6,872       15,743
Interest expense, net........................      4,075        6,196      11,858       18,418
Intangible asset impairment..................         --      390,641          --      390,641
Legal settlements............................     (4,439)      19,500      24,811       41,375
Restructuring and other charges..............         --        1,770          --        3,377
                                                 -------    ---------    --------    ---------
          Total expenses.....................     85,933      527,518     304,741      755,768
                                                 -------    ---------    --------    ---------
Loss before income taxes.....................     (4,663)    (445,539)    (59,740)    (489,111)
Income tax expense (benefit).................         22       67,621        (502)      62,582
                                                 -------    ---------    --------    ---------
Loss from continuing operations..............     (4,685)    (513,160)    (59,238)    (551,693)
                                                 -------    ---------    --------    ---------
Discontinued operations, net of tax:
     Income (loss) from discontinued
       operations............................      1,351       (2,845)      2,012          723
     Gain (loss) on sale of subsidiary, net
       of additional expenses................     (5,955)          --      (1,468)          --
                                                 -------    ---------    --------    ---------
                                                  (4,604)      (2,845)        544          723
                                                 -------    ---------    --------    ---------
Loss before extraordinary item...............     (9,289)    (516,005)    (58,694)    (550,970)
Extraordinary item, net of tax...............         --           --          --       (5,557)
                                                 -------    ---------    --------    ---------
          Net loss...........................    $(9,289)   $(516,005)   $(58,694)   $(556,527)
                                                 =======    =========    ========    =========
Basic net (loss) income per common share:
     Loss from continuing operations.........    $ (0.06)   $   (6.52)   $  (0.72)   $   (7.22)
     (Loss) income from discontinued
       operations, net of tax................      (0.05)       (0.04)       0.01         0.01
     Extraordinary item, net of tax..........         --           --          --        (0.07)
                                                 -------    ---------    --------    ---------
     Net loss................................    $ (0.11)   $   (6.56)   $  (0.71)   $   (7.28)
                                                 =======    =========    ========    =========
Weighted average shares outstanding..........     85,394       78,655      82,573       76,442
                                                 =======    =========    ========    =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999       1998
                                                              --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(58,694)  $(556,527)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Income from discontinued operations.......................    (2,012)       (723)
  Depreciation and amortization.............................    23,501      33,163
  Loss on sale of subsidiaries..............................     1,141          --
  Impairment losses on long-lived assets....................        --     390,641
  Early extinguishment of debt..............................        --       9,231
  Non-cash legal settlement costs...........................    21,433          --
  Deferred income taxes.....................................        --      60,857
  Changes in assets and liabilities, excluding effects of
    acquisitions and divestitures:
    Restricted cash.........................................       392       2,500
    Accounts receivable, billed.............................     6,438       8,605
    Accounts receivable, unbilled...........................     3,290      11,556
    Accounts payable........................................    (1,507)     (1,341)
    Accrued compensation....................................       153      (1,701)
    Accrued expenses........................................    (8,572)     (6,962)
    Accrued litigation settlements..........................    (8,153)     41,375
    Deferred revenue........................................     2,471         187
    Other, net..............................................     3,811       6,010
                                                              --------   ---------
         Net cash used for continuing operations............   (16,308)     (3,129)
         Net cash (used for) provided by discontinued
          operations........................................    (3,292)      2,351
                                                              --------   ---------
         Net cash used for operating activities.............   (19,600)       (778)
                                                              --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (6,210)    (18,590)
  Software development costs................................    (5,777)     (3,217)
  Proceeds from sale of subsidiaries, net...................    12,664          --
  Proceeds from sale of property and equipment..............     2,751         764
  Other.....................................................        --        (468)
                                                              --------   ---------
         Net cash provided by (used for) investing
          activities........................................     3,428     (21,511)
                                                              --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       920       1,446
  Proceeds from the exercise of stock options...............       214       5,683
  Proceeds from borrowings..................................        --     339,467
  Payments of debt..........................................    (1,038)   (315,248)
  Debt issuance costs.......................................      (232)    (12,432)
                                                              --------   ---------
         Net cash (used for) provided by financing
          activities........................................      (136)     18,916
                                                              --------   ---------
CASH AND CASH EQUIVALENTS:
  Net change................................................   (16,308)     (3,373)
  Balance at beginning of period............................    54,409      14,729
                                                              --------   ---------
  Balance at end of period..................................  $ 38,101   $  11,356
                                                              ========   =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
    Interest................................................  $ 16,761   $  13,926
    Income taxes............................................       946       1,482
  Non-cash investing and financing activities:
    Issuance of Common Stock upon funding of litigation
      settlement............................................    32,710      52,500
    Issuance of stock warrants..............................     1,495          --
    Additions to capital lease obligations..................        --          42

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Per-Se Technologies, Inc. ("Per-Se" or the "Company"), formerly Medaphis Corporation, are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed March 19, 1999.

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

NOTE 2.  DISCONTINUED OPERATIONS

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on Hospital Services' final closing balance sheet and payment on certain Hospital Services' accounts receivable retained by Per-Se. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million. Also, Per-Se could receive a purchase price adjustment of up to $10.0 million subject to Hospital Services' achievement of various operational targets in 1999.

     The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999.

     On November 4, 1999, the Company entered into a definitive stock purchase agreement for the sale of the government division of Impact to J3 Technology Services Corp. The initial purchase price is $45.0 million subject to certain closing adjustments. The transaction is expected to close by the end of 1999.

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

     The net operating results of these segments have been reported in the Consolidated Statements of Operations as "Income (loss) from discontinued operations"; the net assets have been reported in the Consolidated Balance Sheets as "Net assets of discontinued operations"; and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash (used for) provided by discontinued operations."

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Summarized financial information for the discontinued operations is as follows (the 1999 Impact results include the commercial division through April 15, 1999 -- the effective date of the sale):

                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                    ------------------------------------------
                                                      1999                  1998
                                                    --------   -------------------------------
                                                               HOSPITAL
                                                     IMPACT    SERVICES     IMPACT     TOTAL
                                                     ------    --------     ------     -----
                                                                  (IN THOUSANDS)
Revenue...........................................  $11,234     $29,124    $19,375    $48,499
                                                    =======     =======    =======    =======
Income from discontinued operations before income
  taxes...........................................    1,351       2,301     (4,203)    (1,902)
Income tax expense................................       --         943         --        943
                                                    -------     -------    -------    -------
Income from discontinued operations, net of tax...  $ 1,351     $ 1,358    $(4,203)   $(2,845)
                                                    =======     =======    =======    =======

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------
                                                    1999                 1998
                                                   -------   -----------------------------
                                                             HOSPITAL
                                                   IMPACT    SERVICES   IMPACT     TOTAL
                                                   ------    --------   ------     -----
                                                               (IN THOUSANDS)
Revenue..........................................  $44,411   $81,081    $62,079   $143,160
                                                   =======   =======    =======   ========
Income from discontinued operations before income
  taxes..........................................    2,210     6,247     (2,946)     3,301
Income tax expense...............................      198     2,578         --      2,578
                                                   -------   -------    -------   --------
Income from discontinued operations, net of
  tax............................................  $ 2,012   $ 3,669    $(2,946)  $    723
                                                   =======   =======    =======   ========

                                                     AS OF SEPTEMBER 30,   AS OF DECEMBER 31,
                                                            1999                  1998
                                                     -------------------   ------------------
                                                           IMPACT                IMPACT
                                                     -------------------   ------------------
                                                                  (IN THOUSANDS)
Current assets.....................................        $10,427              $16,399
Total assets.......................................         12,074               21,829
Current liabilities................................          3,478                9,787
Total liabilities..................................          3,729                9,957
Net assets of discontinued operations..............          8,345               11,872

NOTE 3.  INTANGIBLE ASSET IMPAIRMENT

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

NOTE 4.  LEGAL MATTERS

SETTLED LEGAL MATTERS

     On June 21, 1999, the Company finalized the settlement with the United States government concerning its investigation of the Company's wholly-owned subsidiary, PST Emergency Medicine Services, Inc. (the "Emergency Medicine division"), formerly Gottlieb's Financial Services, Inc., requiring the Company to pay to the United States and the various states a total of $15.0 million. The Company paid $6.8 million to the United States on June 29, 1999, $1.2 million on September 30, 1999 and $2.2 million, in the aggregate, to the participating states on October 1, 1999. The balance of $4.8 million will be paid as follows:
$1.2 million to the United States on December 31, 1999 and $0.9 million to the United States at the end of each calendar quarter of 2000. The deferred portion of the settlement payment will bear interest at the one-year Treasury Bill rate. All pending claims against the Company by the United States and the Relator in underlying qui tam litigation

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES have been dismissed with prejudice and the United States has released the Company from all civil and administrative claims arising out of the emergency room billing of government programs services provided by the Emergency Medicine division from 1993 through the date of the settlement agreement with the United States. The settlement agreements with the participating states provide for the release of the Company by the states of all civil and administrative claims arising out of the emergency room billing services provided by the Emergency Medicine division from 1993 through the date of the settlement agreement with the individual state.

     On June 16, 1999, the Company agreed to settle certain contract claims arising out of a 1996 contract for emergency room billing services to be provided by the Emergency Medicine division to Spectrum Healthcare, Inc. ("Spectrum") and Emcare, Inc. ("Emcare"), the successor to Spectrum's emergency business. The Company paid Emcare $1.75 million in cash in exchange for a release by Spectrum and Emcare of all claims against the Emergency Medicine division for breach of contract.

     On June 24, 1999, the Company entered into a settlement agreement with the former shareholders of Medical Management Sciences, Inc. ("MMS") related to claims arising out of Per-Se's acquisition of MMS in December of 1995. The litigation has been dismissed with prejudice. The settlement agreement provided for the issuance by the Company to the MMS Shareholders of 500,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock. In addition, the Company entered into a five-year consulting agreement with Providence Management Corporation, a company controlled by a former MMS shareholder, providing for a $300,000 up front payment and $150,000 a year for the five-year term. The Company also paid the MMS Shareholders $375,000 for the MMS Shareholders' interest in a malpractice claim.

     In October 1999, the Company and Foundation Health Services, Inc. ("Foundation"), formerly Health Systems International, Inc., settled litigation arising out of Per-Se's acquisition of Health Data Sciences Corporation ("HDS") in June of 1996. Pursuant to the settlement, Foundation realized $25.0 million from its investment in HDS, consisting of $3.6 million from the sale of 976,771 shares of Per-Se Common Stock received by Foundation in the June 1996 HDS transaction, $4.6 million in cash funded by the Company's insurers, $5.0 million in cash paid by the Company and $11.8 million from the October 1999 sale by Foundation of 4,000,000 shares of Per-Se Common Stock issued to Foundation.

     On January 28, 1998, SCI Management Corporation ("SCI") filed a complaint against BSG Alliance/IT, Inc. (later known as Impact Innovations Group, Inc.) seeking recovery for alleged damages in connection with work performed by the commercial division of Impact under a consulting contract. The Company sold the commercial division of Impact effective April 15, 1999 but retained responsibility for this matter. The Company and SCI have reached an agreement to refund $5.3 million to SCI. The Company paid $3.2 million to SCI on November 4, 1999 and issued a promissory note for $2.1 million bearing interest at 8.25% payable on October 31, 2000.

PENDING LEGAL MATTERS

     On May 10, 1999, a motion to reopen the putative class action complaint filed by Ernest Hecht and Stephen D. Strandberger was granted. During 1998, this case had been dismissed with prejudice and without leave to amend. The reinstated appeal is pending. The Company is unable to estimate a range of loss, if any, related to this matter.

NOTE 5.  RESTRUCTURING AND OTHER CHARGES

     During the nine months ended September 30, 1998, the Company recorded approximately $0.2 million of restructuring costs for the reorganization of several corporate and operating division departments.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     In the three and nine months ended September 30, 1998, the Company recorded charges of $0.1 million and $0.8 million, respectively, for the legal and administrative fees, costs and expenses associated with various legal matters. In addition, the Company settled various legal matters for $1.2 million in the third quarter of 1998.

     The Company recorded charges of $0.5 million and $1.2 million in the three and nine months ended September 30, 1998, respectively, for severance costs associated with former executive management.

     The description of the type and amount of restructuring costs recorded and applied against each reserve in the nine months ended September 30, 1999 is as follows:

                                                        RESERVE       COSTS       RESERVE
                                                        BALANCE      APPLIED      BALANCE
                                                      DECEMBER 31,   AGAINST   SEPTEMBER 30,
                                                          1998       RESERVE       1999
                                                      ------------   -------   -------------
                                                                  (IN THOUSANDS)
Lease termination costs.............................     $4,292      $  (601)     $3,691
Severance...........................................      1,148         (875)        273
                                                         ------      -------      ------
                                                         $5,440      $(1,476)     $3,964
                                                         ======      =======      ======

NOTE 6.  LONG TERM DEBT

     Under the indenture governing the 9 1/2% $175 million of Senior Notes due 2005 (the "Notes"), the balance of the excess sale proceeds, as defined, from the sale of Hospital Services, the commercial division of Impact, the government division of Impact or from the sale of any other asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of receipt of proceeds related to the sale. To the extent that such excess proceeds are not invested and the aggregate amount of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such proceeds. Currently, it is management's intention to invest the excess proceeds from the November 1998 sale of Hospital Services and the April 1999 sale of the commercial division of Impact in the Company.

NOTE 7.  INCOME TAXES

     At September 30, 1998, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance of $67.6 million against the deferred tax asset was required. If management believes the Company will generate sufficient taxable income to realize the deferred tax asset, then the Company will adjust this valuation reserve accordingly.

NOTE 8.  STOCKHOLDERS' EQUITY

     In April 1999, the Company issued 5,000,000 shares of Common Stock in accordance with the January 13, 1999 settlement agreement of a previously resolved legal matter. As a result of the issuance of the shares, non-current accrued litigation settlements was reduced by $15.9 million with a corresponding increase in stockholders' equity in the second quarter of 1999.

     During the third quarter of 1999, the Company issued 500,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock in accordance with the June 24, 1999 settlement of the legal matter related to Per-Se's acquisition of MMS. As a result of the issuance of the shares and the warrants, non-current accrued litigation settlements was reduced by $4.0 million with a corresponding increase in stockholders' equity in the third quarter of 1999.

     In July 1999, the Company reached an agreement in principle to settle its legal dispute with Foundation resulting from the Company's acquisition of HDS in 1996. Based on the agreement in principle, the Company recorded a legal settlement charge of $21.5 million in the second quarter of 1999.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     In September 1999, the Company issued 6,200,000 shares of Common Stock to Foundation to be sold by Foundation in order to satisfy the balance due under the agreement in principle. If fewer than the 6,200,000 shares issued were necessary to satisfy the remaining balance due, any excess shares would be returned to the Company and cancelled. As a result of the issuance of the shares, non-current accrued litigation settlements was reduced by $16.8 million with a corresponding increase in stockholders' equity at September 30, 1999.

     In October 1999, the agreement with Foundation was finalized and Foundation realized $25.0 million from its investment in HDS as follows: $3.6 million from the sale of 976,771 shares of Per-Se Common Stock received by Foundation in the HDS transaction, $4.6 million in cash funded by the Company's insurers, $5.0 million in cash paid by Per-Se and $11.8 million from the sale of 4,000,000 shares of Per-Se Common Stock. The 2,200,000 excess shares were returned to the Company and cancelled on October 29, 1999. As a result of the final settlement, stockholders' equity will be decreased by $5.0 million during the fourth quarter of 1999.

NOTE 9.  SEGMENT REPORTING

     The Company's reportable segments are strategic business units that offer different services and products. Per-Se provides its services and products through its Physician Services segment and its Software and E-Commerce segment (formerly the Per-Se Technologies segment).

     The Physician Services segment provides business management services to physicians and healthcare organizations, including clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staff to focus on providing quality patient care. These services also assist physicians and healthcare organizations in improving cash flows and reducing administrative costs and burdens.

     The Software and E-Commerce segment provides integrated financial and clinical software to include patient scheduling, staff management, clinical information systems and patient financial management software. In addition, the Software and E-Commerce segment offers Internet-enabled connectivity to both integrated healthcare delivery networks and physician practices, including electronic claims processing, referral submissions, eligibility verification and other electronic transaction processing.

     The Software and E-Commerce segment includes the results of the electronic commerce group for all periods presented. Some parts of this group had previously been included in the Physician Services and Hospital Services segments. Also, certain expenses previously included in Corporate overhead have been reclassified to the Physician Services segment and the Software and E-Commerce segment for all periods presented.

     Per-Se evaluates each segment's performance based on operating profit or loss. The Company accounts for intersegment sales as if the sales were to third parties.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Information concerning the operations in these reportable segments is as follows:

                                           THREE           THREE
                                          MONTHS          MONTHS        NINE MONTHS     NINE MONTHS
                                           ENDED           ENDED           ENDED           ENDED
                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                           1999            1998            1999            1998
                                       -------------   -------------   -------------   -------------
                                                              (IN THOUSANDS)
Revenue:
  Physician Services.................     $60,224        $  62,534       $183,143        $ 202,236
  Software and E-Commerce............      23,939           22,331         70,500           72,990
  Eliminations.......................      (2,893)          (2,886)        (8,642)          (8,569)
                                          -------        ---------       --------        ---------
                                          $81,270        $  81,979       $245,001        $ 266,657
                                          =======        =========       ========        =========
Operating profit (loss) (1):
  Physician Services.................     $(1,468)       $ (11,494)      $ (5,974)       $ (10,252)
  Software and E-Commerce............         962           (9,766)        (1,984)          (8,290)
  Corporate..........................      (4,521)          (6,172)       (15,113)         (16,758)
                                          -------        ---------       --------        ---------
                                          $(5,027)       $ (27,432)      $(23,071)       $ (35,300)
                                          =======        =========       ========        =========
Interest expense, net................     $ 4,075        $   6,196       $ 11,858        $  18,418
                                          =======        =========       ========        =========
Restructuring and other charges
  (including intangible asset
  impairment and legal settlements):
  Physician Services.................     $    --        $ 410,458       $  1,750        $ 410,458
  Software and E-Commerce............          --              (50)            --              112
  Corporate..........................      (4,439)           1,503         23,061           24,823
                                          -------        ---------       --------        ---------
                                          $(4,439)       $ 411,911       $ 24,811        $ 435,393
                                          =======        =========       ========        =========
Loss before income taxes.............     $(4,663)       $(445,539)      $(59,740)       $(489,111)
                                          =======        =========       ========        =========
Depreciation and amortization:
  Physician Services.................     $ 3,270        $   7,355       $ 12,384        $  23,502
  Software and E-Commerce............       2,186            2,325          6,857            6,921
  Corporate..........................       1,090              968          4,260            2,740
                                          -------        ---------       --------        ---------
                                          $ 6,546        $  10,648       $ 23,501        $  33,163
                                          =======        =========       ========        =========
Capital expenditures:
  Physician Services.................     $ 1,111        $     763       $  4,252        $  12,822
  Software and E-Commerce............         371              594          1,299            3,382
  Corporate..........................         187              436            659            2,386
                                          -------        ---------       --------        ---------
                                          $ 1,669        $   1,793       $  6,210        $  18,590
                                          =======        =========       ========        =========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................    $118,039        $134,485
  Software and E-Commerce...................................      61,557          65,320
  Corporate (2).............................................      60,176          86,916
                                                                --------        --------
                                                                $239,772        $286,721
                                                                ========        ========

---------------

(1) Excludes restructuring and other charges, intangible asset impairment, legal settlements and interest expense.
(2) Includes net assets of $8,345 and $11,872, respectively, related to the discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), formerly Medaphis Corporation, incorporated in 1985 in Delaware, is a global leader in delivering comprehensive business management services, integrated financial and clinical software solutions and Internet-enabled connectivity to healthcare providers. Per-Se delivers its services and products through its Physician Services segment and its Software and E-Commerce segment (formerly the Per-Se Technologies segment).

     Physician Services provides business management services to physicians and healthcare organizations, including clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staff to focus on providing quality patient care. These services also assist physicians and healthcare organizations in improving cash flows and reducing administrative costs and burdens.

     The Software and E-Commerce segment provides integrated financial and clinical software to include patient scheduling, staff management, clinical information systems and patient financial management software. In addition, the Software and E-Commerce segment offers Internet-enabled connectivity to both integrated healthcare delivery networks and physician practices, including electronic claims processing, referral submissions, eligibility verification and other electronic transaction processing.

     The Company provides consulting services through its Impact Innovations Group ("Impact") segment. After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment (comprised of two divisions: commercial and government) would generate the greatest return to the stockholders and finalized its plan to sell Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999.

     On November 4, 1999, the Company entered into a definitive stock purchase agreement for the sale of the government division of Impact to J3 Technology Services Corp. The initial purchase price is $45.0 million subject to certain closing adjustments. The transaction is expected to close by the end of 1999.

     Per-Se markets its products and services primarily to integrated healthcare delivery networks, hospitals, physician practices, long-term care facilities, home health providers and managed care providers.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                         1999                  1998
                                                  ------------------    ------------------
                                                               (IN THOUSANDS)
Physician Services..............................       $60,224               $62,534
Software and E-Commerce.........................        23,939                22,331
Eliminations....................................        (2,893)               (2,886)
                                                       -------               -------
                                                       $81,270               $81,979
                                                       =======               =======

     Physician Services' revenue decreased 3.7% to $60.2 million in the third quarter of 1999 from $62.5 million in the same period in 1998. The decline in revenue is attributable to operating issues resulting in client discontinuances throughout 1998 primarily at the Company's wholly-owned operating subsidiary, PST Emergency Medicine Services, Inc. (the "Emergency Medicine division"), formerly Gottlieb's Financial Services, Inc. These discontinuances were partially offset by the addition of new business during 1999.

The Physician Services segment continues to be affected by the revenue pressures on the physician accounts receivable operation resulting from an increase in managed care.

     Software and E-Commerce's revenue increased 7.2% to $23.9 million in the third quarter of 1999 from $22.3 million in the same period in 1998. This increase is a result of higher internal and external E-Commerce transaction volumes. Software and E-Commerce also experienced increases in software consulting services and software maintenance revenue. These increases were partially offset by lower software license revenue.

     Operating Profit (Loss). Operating profit (loss), which excludes intangible asset impairment, legal settlements, restructuring and other charges and interest expense, classified by the Company's reportable segments is as follows:

                                                                  THREE           THREE
                                                                 MONTHS          MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Physician Services..........................................     $(1,468)       $(11,494)
Software and E-Commerce.....................................         962          (9,766)
Corporate...................................................      (4,521)         (6,172)
                                                                 -------        --------
                                                                 $(5,027)       $(27,432)
                                                                 =======        ========

     Physician Services' had an operating loss of $1.5 million for the three months ended September 30, 1999 as compared to a loss of $11.5 million for the same period in 1998. The decrease is attributable to a $4.0 million increase in the allowance for doubtful accounts during the three months ended September 30, 1998, lower salaries and wages attributable to staff reductions and lower amortization expense resulting from the intangible asset impairment charge of $390.6 million which was recorded during the quarter ended September 30, 1998.

     Software and E-Commerce had an operating profit of $1.0 million for the three months ended September 30, 1999 as compared to a loss of $9.8 million for the same period in 1998. The increase is primarily a result of increases in the allowance for doubtful accounts of $7.3 million during the three months ended September 30, 1998, lower salaries and wages expense and the previously mentioned revenue increases during the quarter.

     The Company's overhead decreased 26.8% for the three months ended September 30, 1999 as compared to the same period in 1998. The decrease in the Company's overhead is related to management's continued commitment to reduce costs where feasible and create efficient processes. For the quarter ended September 30, 1998, certain corporate overhead expenses of $1.6 million and $0.6 million have been reclassified to the Physician Services segment and the Software and E-Commerce segment, respectively.

     Interest. Net interest expense was $4.1 million for the three months ended September 30, 1999 as compared with $6.2 million for the three months ended September 30, 1998. The decrease is attributable to less debt outstanding and interest income of $0.6 million generated from the short-term investment of cash.

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

     Legal Settlements. In September 1999, the Company reduced its legal settlement expense by $4.4 million related to the Company's legal dispute with Foundation Health Services, Inc. ("Foundation"), formerly Heath Systems International, Inc., arising from Per-Se's June 1996 acquisition of Health Data Sciences Corporation ("HDS"). The Company had recorded an estimated litigation settlement expense of $21.5 million in the quarter ended June 30, 1999 based on an agreement in principle with Foundation. When the agreement was finalized in October 1999, the cost to the Company was reduced to $17.0 million. As a result, the legal settlement expense was reduced by $4.4 million.

     The Company accrued $19.5 million during the third quarter of 1998 as a result of its resolution with the government concerning two federal investigations into billing and collection practices of the Company.

     Restructuring and Other Charges. In addition to the $390.6 million intangible asset impairment charge and the $19.5 million legal settlement charge previously discussed, the Company recorded charges of $1.8 million during the three months ended September 30, 1998 related to various severance and legal matters.

     Income Taxes. Based on recent events and the current operating forecast, the Company does not believe it is more likely than not that net operating losses (NOLs) will be realized; therefore a tax benefit has not been recognized related to the NOLs during the three months ended September 30, 1999.

     At September 30, 1998, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance of $67.6 million against the deferred tax asset was required. If management believes the Company will generate sufficient taxable income to realize the deferred tax asset, then the Company will adjust this valuation reserve accordingly.

     Discontinued Operations. Summarized financial information for the discontinued operations for the three-month periods ended September 30, 1999 and 1998 is as follows (the 1999 Impact results exclude the commercial division which was sold effective April 15, 1999):

                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                    ------------------------------------------
                                                      1999                  1998
                                                    --------   -------------------------------
                                                               HOSPITAL
                                                     IMPACT    SERVICES     IMPACT     TOTAL
                                                     ------    --------     ------     -----
                                                                  (IN THOUSANDS)
Revenue...........................................  $11,234     $29,124    $19,375    $48,499
                                                    =======     =======    =======    =======
Income from discontinued operations before income
  taxes...........................................    1,351       2,301     (4,203)    (1,902)
Income tax expense................................       --         943         --        943
                                                    -------     -------    -------    -------
Income from discontinued operations, net of tax...  $ 1,351     $ 1,358    $(4,203)   $(2,845)
                                                    =======     =======    =======    =======

     On November 30, 1998, the Company completed the sale of Medaphis Services Corporation ("Hospital Services") to NCO Group, Inc. for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on Hospital Services' final closing balance sheet and payment on certain Hospital Services' accounts receivable retained by Per-Se. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million. Also, Per-Se could receive a purchase price adjustment of up to $10.0 million subject to Hospital Services' achievement of various operational targets in 1999.

     The Company sold the commercial division of Impact to CBSI effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid July 16, 1999.

     On November 4, 1999, the Company entered into a definitive stock purchase agreement for the sale of the government division of Impact to J3 Technology Services Corp. The initial purchase price is $45.0 million subject to certain closing adjustments. The transaction is expected to close by the end of 1999.

     The Company accrued $5.3 million for the period ended September 30, 1999 as a result of an agreement with SCI Management Corporation ("SCI"), a former client of the commercial division of Impact. SCI filed a complaint against the commercial division of Impact in January of 1998 seeking recovery for alleged damages in connection with work performed by the commercial division of Impact under a consulting contract. Although the commercial division of Impact was sold effective April 15, 1999, the Company retained responsibility for the matter with SCI. The Company paid $3.2 million to SCI on November 4, 1999 and issued a promissory note for $2.1 million bearing interest at 8.25% payable on October 31, 2000.

  Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                                               NINE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Physician Services..........................................    $183,143        $202,236
Software and E-Commerce.....................................      70,500          72,990
Eliminations................................................      (8,642)         (8,569)
                                                                --------        --------
                                                                $245,001        $266,657
                                                                ========        ========

     Physician Services' revenue decreased 9.4% to $183.1 million for the nine months ended September 30, 1999 from $202.2 million in the same period in 1998. The decline in revenue is attributable to operating issues resulting in client discontinuances throughout 1998 primarily at the Emergency Medicine division. These discontinuances were partially offset by the addition of new business in 1999. The Physician Services segment continues to be affected by the revenue pressures on the physician accounts receivable operation resulting from an increase in managed care.

     Software and E-Commerce's revenue decreased 3.4% to $70.5 million for the nine months ended September 30, 1999 from $73.0 million in the same period in 1998. This decrease is primarily a result of lower software license revenue and more contracts requiring percentage of completion accounting. The decrease in software license revenue was partially offset by higher software maintenance revenue, consulting revenue and E-Commerce revenue.

     Operating Profit (Loss). Operating profit (loss), which excludes intangible asset impairment, legal settlements, restructuring and other charges and interest expense, classified by the Company's reportable segments is as follows:

                                                               NINE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Physician Services..........................................    $ (5,974)       $(10,252)
Software and E-Commerce.....................................      (1,984)         (8,290)
Corporate...................................................     (15,113)        (16,758)
                                                                --------        --------
                                                                $(23,071)       $(35,300)
                                                                ========        ========

     Physician Services' had an operating loss of $6.0 million for the nine months ended September 30, 1999 as compared to a loss of $10.3 million for the same period in 1998. The decrease is attributable to a $4.0 million increase in the allowance for doubtful accounts during the nine months ended September 30, 1998, lower salaries and wages attributable to staff reductions and lower amortization expense resulting from the intangible asset impairment charge of $390.6 million which was recorded during the nine months ended September 30, 1998.

     Software and E-Commerce had an operating loss of $2.0 million for the nine months ended September 30, 1999 as compared to a loss of $8.3 million for the same period in 1998. The decrease is primarily the result of increases in allowance for doubtful accounts recognized in 1998 and lower salaries and wages expense in 1999 due to staff reductions.

     The Company's corporate overhead decreased 9.8% for the nine months ended September 30, 1999 as compared to the same period in 1998. The decrease in the Company's overhead is related to management's continued commitment to reduce costs where feasible and create efficient processes. For the nine months ended September 30, 1998, certain corporate overhead expenses of $4.9 million and $2.1 million have been reclassified to the Physician Services segment and the Software and E-Commerce segment, respectively.

     Interest. Net interest expense was $11.9 million for the nine-month period ended September 30, 1999 as compared to $18.4 million in the same period of 1998. The decrease is primarily related to less debt outstanding and interest income of $1.9 million generated from the short-term investment of cash.

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

     Legal Settlements. During the nine months ended September 30, 1999, the Company recorded legal settlement charges of $17.0 million and $6.0 million related to legal disputes arising from Per-Se's June 1996 acquisition of HDS and December 1995 acquisition of Medical Management Sciences, Inc. ("MMS"), respectively. In addition, the Company paid $1.8 million to settle contract claims against the Emergency Medicine division which arose in January 1998 in the ordinary course of business.

     During the nine months ended September 30, 1998, the Company recorded an estimated litigation settlement liability of $21.3 million associated with claims made on behalf of certain former BSG Corporation ("BSG") shareholders in connection with Per-Se's acquisition of BSG in June 1996. This settlement was subsequently finalized during the fourth quarter of 1998 for $15.9 million. A reduction to litigation settlements totaling approximately $5.4 million was recorded in the fourth quarter to reflect the final settlement value.

     In addition, the Company accrued $19.5 million during the third quarter of 1998 related to two federal investigations into billing and collection practices of the Company. The Company also recorded $0.6 million in the nine months ended September 30, 1998 in connection with the settlement of two other legal matters.

     Restructuring and Other Charges. In addition to the $390.6 million intangible asset impairment charge and the $41.4 million legal settlement charge previously discussed, the Company recorded charges of $3.4 million during the nine months ended September 30, 1998 related to various restructuring, severance and legal matters.

     Income Taxes. Based on recent events and the current operating forecast, the Company does not believe it is more likely than not that net operating losses (NOLs) will be realized; therefore a tax benefit has not been recognized related to the NOLs during the nine months ended September 30, 1999.

     At September 30, 1998, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance of $67.6 million against the deferred tax asset was required. If management believes the Company will generate sufficient taxable income to realize the deferred tax asset, then the Company will adjust this valuation reserve accordingly.

     Discontinued Operations. Summarized financial information for the discontinued operations for the nine-month periods ended September 30, 1999 and 1998 is as follows (the 1999 Impact results include the commercial division through April 15, 1999 -- the effective date of the sale):

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------
                                                    1999                 1998
                                                   -------   -----------------------------
                                                             HOSPITAL
                                                   IMPACT    SERVICES   IMPACT     TOTAL
                                                   ------    --------   ------     -----
                                                               (IN THOUSANDS)
Revenue..........................................  $44,411   $81,081    $62,079   $143,160
                                                   =======   =======    =======   ========
Income from discontinued operations before income
  taxes..........................................    2,210     6,247     (2,946)     3,301
Income tax expense...............................      198     2,578         --      2,578
                                                   -------   -------    -------   --------
Income from discontinued operations, net of
  tax............................................  $ 2,012   $ 3,669    $(2,946)  $    723
                                                   =======   =======    =======   ========

     Extraordinary Item. During the nine months ended September 30, 1998, the Company recorded a charge of $5.6 million, net of tax of $3.6 million, to write-off the unamortized costs associated with the Company's then-current debt facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $65.1 million at September 30, 1999, including $38.1 million of unrestricted cash and cash equivalents. The $16.3 million decrease in cash and cash equivalents from December 31, 1998 is primarily a result of the payment of semi-annual interest payments required under the 9 1/2% $175 million of Senior Notes due February 15, 2005 (the "Notes") and payments made in accordance with the provisions of the settlement reached with the government concerning the Emergency Medicine division.

     The Company sold the commercial division of Impact to CBSI effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. On November 4, 1999, the Company entered into a definitive stock purchase agreement for the sale of the government division of Impact to J3 Technology Services Corp. The initial purchase price is $45.0 million subject to certain closing adjustments. The transaction is expected to close by the end of 1999.

     Under the Indenture governing the Notes, the balance of the excess sale proceeds, as defined, from the sale of Hospital Services, the commercial division of Impact, the government division of Impact or the sale of any other asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of receipt of proceeds related to the sale. To the extent that such excess proceeds are not invested and the aggregate amount of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such proceeds. Currently, it is management's intention to invest the estimated excess proceeds in the Company. As of September 30, 1999, excess proceeds related to the sale of Hospital Services were approximately $14.0 million of which $13.5 million must be invested by November 25, 1999 and the balance of $0.5 million must be reinvested by February 6, 2000. The excess proceeds from the sale of the commercial division of Impact were approximately $6.7 million at September 30, 1999 and must be invested by April 15, 2000.

     The Company believes that its current cash position is sufficient to permit the Company to meet its operating expenses, service its debt requirements as they become due in the next twelve months and for the long term and to invest in the business.

     To enhance the Company's financial flexibility, management is currently seeking a replacement credit facility. This flexibility would give management the ability to make prudent strategic investments in the business. Additionally, management anticipates receiving proceeds from the sale of the government division of Impact by the end of 1999 which will be available to invest in the business subject to the limitations discussed above.

YEAR 2000

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a Company-wide review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Through its Company-wide review, the Company had identified a number of older legacy systems, all within the Physician Services business, that will be abandoned in favor of a limited number of more efficient processing systems ("Systems Assimilation"), rather than make all the systems Year 2000 compatible. The Company believes that it has completed substantially all of the required transitions and is on track to continue with normal business operations before the end of 1999. The detailed planning and inventory for all of the Company's legacy systems that are being modified for Year 2000 compatibility have been completed. These legacy systems have completed their remediation and testing activities and final documentation has been signed. Customers, vendors and resellers have been identified and requests for information distributed regarding the Year 2000 readiness of such parties. Responses have been received throughout 1999 and follow up is planned for the remainder of the year. The Company began to develop contingency plans during the fourth quarter of 1998 and will continue refining these plans through the fourth quarter of 1999 in response to assessments of the Year 2000 readiness of customers, vendors and resellers.

     In the second quarter of 1999, Software and E-Commerce completed testing and documentation of Year 2000 compatible versions of the clinical information system and the radiology information system. Those releases, along with Year 2000 compatible versions of the patient scheduling and staff management products, are currently available to customers. Year 2000 testing for products that will be generally available late in 1999 or early in 2000 will be done as a routine part of quality assurance and documentation.

     Through September 30, 1999, the Company has spent approximately $10.2 million on its Year 2000 and Systems Assimilation efforts, and it expects to spend an additional $3.0 million to $5.0 million during the fourth quarter on such efforts, the majority of which represents redirection of internal resources. However, there can be no assurance that the Company will identify all Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 4 of Notes to Consolidated Financial Statements in Item 1 on pages 5 to 6.

ITEM 5.  OTHER MATTERS

     On November 4, 1999, the Company entered into a definitive stock purchase agreement for the sale of the government division of Impact to J3 Technology Services Corp. The initial purchase price is $45.0 million subject to certain closing adjustments. The transaction is expected to close by the end of 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) Exhibits

EXHIBIT
  NO.                                     DOCUMENT
-------                                   --------
  2.1       --  Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by
                reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
                for the quarter ended September 30, 1998).
 2.2        --  Stock Purchase Agreement dated as of April 20, 1999, among
                Complete Business Solutions Inc., E-Business Solutions.com,
                Inc., Impact Innovations Holdings, Inc. and Registrant
                (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
 2.3        --  Stock Purchase Agreement dated as of November 4, 1999, among
                J3 Technology Services Corp., Impact Innovations Holdings,
                Inc., Impact Innovations Government Group, Inc. and
                Registrant.
 3.1        --  Amended and Restated Certificate of Incorporation of
                Registrant (incorporated by reference to Exhibit 3.1 to
                Registration Statement on Form S-1, File No. 33-42216).
 3.2        --  Certificate of Amendment of Certificate of Incorporation of
                Registrant (incorporated by reference to Exhibit 3 to
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 1993).
 3.3        --  Certificate of Amendment of Certificate of Incorporation of
                Registrant (incorporated by reference to Exhibit 3.3 to
                Registration Statement on Form 8-A/A, filed on March 28,
                1995).
 3.4        --  Certificate of Amendment of Amended and Restated Certificate
                of Incorporation of Registrant (incorporated by reference to
                Exhibit 4.4 to Registration Statement on Form S-8,
                Registration No. 333-03213).
 3.5        --  Certificate of Amendment of Amended and Restated Certificate
                of Incorporation of Registrant (incorporated by reference to
                Exhibit 3.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
 3.6        --  Certificate of Ownership and Merger merging Per-Se
                Technologies, Inc. with and into Registrant (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K
                filed on August 16, 1999).
 3.7        --  Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q
                for the quarter ended September 30, 1998).
 4.1        --  Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
                (including form of note) (incorporated by reference to
                Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
                1998).

EXHIBIT
  NO.                                     DOCUMENT
-------                                   --------
  4.2       --  Warrant Agreement dated as of July 8, 1998, between
                Registrant and SunTrust Bank, Atlanta, as Warrant Agent
                (including form of warrant certificate) (incorporated by
                reference to Exhibit 4.2 to Registration Statement on Form
                8-A filed on July 21, 1998)
 4.3        --  Rights Agreement dated as of February 11, 1999, between
                Registrant and American Stock Transfer & Trust Company
                (including form of rights certificates) (incorporated by
                reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
 4.4        --  Registration Rights Letter Agreement, dated as of May 3,
                1999, by and among NFT Ventures Inc., Raymond J. Noorda,
                Mark Rogers, NP Ventures, Ltd., Steven G. Papermaster and
                the Registrant (incorporated by reference to Exhibit 4.8 to
                Registration Statement on Form S-3, File No. 333-78775).
10.1        --  Employment Agreement dated as of June 1, 1999, between
                Registrant and Philip M. Pead.
27          --  Financial Data Schedule (for SEC use only)
99.1        --  Safe Harbor Compliance Statement for Forward-Looking
                Statements.

     (B) Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended September 30, 1999:

                                              FINANCIAL
                                              STATEMENTS
ITEM REPORTED                                   FILED        DATE OF REPORT       FILING DATE
-------------                                 ----------     --------------       -----------
Name Change from Medaphis Corporation to
  Per-Se Technologies, Inc..................      No       August 16, 1999     August 16, 1999
Definitive Agreement for settlement with
  Foundation Health Systems, Inc............      No       September 20, 1999  September 21, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:      /s/ WAYNE A. TANNER
                                            ------------------------------------
                                            Wayne A. Tanner
                                            Executive Vice President and
                                            Chief Financial Officer

Date: November 12, 1999

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION OF EXHIBITS
-------                          -----------------------
   2.1     --  Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by
               reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).
   2.2     --  Stock Purchase Agreement dated as of April 20, 1999, among
               Complete Business Solutions Inc., E-Business Solutions.com,
               Inc., Impact Innovations Holdings, Inc. and Registrant
               (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
   2.3     --  Stock Purchase Agreement dated as of November 4, 1999, among
               J3 Technology Services Corp., Impact Innovations Holdings,
               Inc., Impact Innovations Government Group, Inc. and
               Registrant.
   3.1     --  Amended and Restated Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.1 to
               Registration Statement on Form S-1, File No. 33-42216).
   3.2     --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3 to
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1993).
   3.3     --  Certificate of Amendment of Certificate of Incorporation of
               Registrant (incorporated by reference to Exhibit 3.3 to
               Registration Statement on Form 8-A/A, filed on March 28,
               1995).
   3.4     --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 4.4 to Registration Statement on Form S-8,
               Registration No. 333-03213).
   3.5     --  Certificate of Amendment of Amended and Restated Certificate
               of Incorporation of Registrant (incorporated by reference to
               Exhibit 3.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
   3.6     --  Certificate of Ownership and Merger merging Per-Se
               Technologies, Inc. with and into Registrant (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K
               filed on August 16, 1999).
   3.7     --  Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.5 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).
   4.1     --  Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
               1998).
   4.2     --  Warrant Agreement dated as of July 8, 1998, between
               Registrant and SunTrust Bank, Atlanta, as Warrant Agent
               (including form of warrant certificate) (incorporated by
               reference to Exhibit 4.2 to Registration Statement on Form
               8-A filed on July 21, 1998)
   4.3     --  Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
   4.4     --  Registration Rights Letter Agreement, dated as of May 3,
               1999, by and among NFT Ventures Inc., Raymond J. Noorda,
               Mark Rogers, NP Ventures, Ltd., Steven G. Papermaster and
               the Registrant (incorporated by reference to Exhibit 4.8 to
               Registration Statement on Form S-3, File No. 333-78775).
  10.1     --  Employment Agreement dated as of June 1, 1999, between
               Registrant and Philip M. Pead.
  27       --  Financial Data Schedule (for SEC use only)
  99.1     --  Safe Harbor Compliance Statement for Forward-Looking
               Statements.