Form 10-K405
period 1999-12-31
PER SE TECHNOLOGIES INC
filed 2000-03-27
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO __________

                        COMMISSION FILE NUMBER 000-19480

                           PER-SE TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                  58-1651222
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

       2840 MT. WILKINSON PARKWAY                         30339-3632
            ATLANTA, GEORGIA                              (Zip Code)
(Address of Principal Executive Offices)

                                 (770) 444-5300
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                              NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS          ON WHICH REGISTERED
-----------------------      -----------------------
         None                         None

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

                             ---------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2000 was approximately $186,676,156 calculated using the closing price on such date of $6.25. The number of shares outstanding of the Registrant's common stock (the "Common Stock") as of March 15, 2000 was 29,868,185.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000 are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                         PAGE OF
                                                                        FORM 10-K
                                                                        ---------
Item 1.   Business....................................................      1
Item 2.   Properties..................................................      5
Item 3.   Legal Proceedings...........................................      6
Item 4.   Submission of Matters to a Vote of Security Holders.........      6
Item 5.   Market for the Registrant's Common Equity and Related             8
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................      9
Item 7.   Management's Discussion and Analysis of Financial Condition      11
          and Results of Operations...................................
Item 8.   Financial Statements and Supplementary Data.................     18
Item 9.   Changes in and Disagreements with Accountants on Accounting      18
          and Financial Disclosure....................................
Item 10.  Directors and Executive Officers of the Registrant..........     18
Item 11.  Executive Compensation......................................     19
Item 12.  Security Ownership of Certain Beneficial Owners and              19
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............     19
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form      19
          8-K.........................................................

                             ---------------------

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY PER-SE TECHNOLOGIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF PER-SE TECHNOLOGIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW OF COMPANY

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware and formerly known as Medaphis Corporation, is a global leader in delivering technology-enabled business management services, financial and clinical software solutions and Internet-enabled connectivity and e-health solutions to healthcare providers. Per-Se delivers its services and products through its three operating segments:
Physician Services, Application Software and e-Health.

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

     The Application Software segment provides financial and clinical software including patient scheduling, staff management, clinical information systems and patient financial management software. These applications enable healthcare organizations to simultaneously optimize the quality of care delivered and the profitability of business operations.

     The e-Health segment offers Internet-enabled and private network connectivity to both integrated healthcare delivery networks and physician practices, including electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health offers physician practice management software as Application Service Provider ("ASP") to physician practices.

     Per-Se markets its products and services primarily to integrated healthcare delivery networks ("IDNs"), hospitals, physician practices, long-term care facilities, home health providers and managed care organizations.

RECENT DEVELOPMENTS

     In 1999, the Company completed the sale of its consulting services segment, Impact Innovations Group ("Impact"), comprised of two divisions: commercial and government. After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment would generate the greatest return to the stockholders and finalized its plan to sell Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for initial consideration of $45.0 million, subject to certain closing adjustments.

     The results of operations for Impact and Medaphis Services Corporation ("Hospital Services"), which was sold in November of 1998, have been classified as discontinued operations for all periods presented.

     On August 16, 1999, the Company combined the operations of its core businesses, Physician Services (formerly known as Medaphis Physician Services), Application Software and e-Health (formerly known as Per-Se Technologies) and changed its name from Medaphis Corporation to Per-Se Technologies, Inc. The new organization reflects the Company's strategic focus on expanding its leading-edge technology solutions and technology-enabled business management services to create the market's most integrated end-to-end revenue optimization solution for healthcare providers. Revenue optimization in healthcare refers to providing the appropriate level of cost-effective, quality care and obtaining the proper reimbursement as quickly as possible. The combined business offers a unique portfolio of integrated software solutions, expert business management services and Internet-enabled connectivity. In addition, the Company changed its ticker symbol on The Nasdaq Stock Market(R)("Nasdaq") from MEDA to PSTI.

     On November 23, 1999, a special meeting of the Company's stockholders was held at which the stockholders approved a one-for-three reverse split of the Company's Common Stock (the "Reverse Split"). The Reverse Split reduced the number of shares of the Company's Common Stock outstanding to approximately 30 million from approximately 90 million. This enabled the Company to bring its number of outstanding shares down to a level more consistent with companies of similar size and to maintain compliance with Nasdaq listing requirements. The Reverse Split had no effect on the number of shares that the Company is authorized to issue and no effect on the $0.01 par value of the Common Stock. No fractional shares were issued in the Reverse Split; instead, stockholders will be paid cash for any fractional shares. The numbers of shares, per share amounts and market prices of the Company's Common Stock set forth herein have been retroactively adjusted for all periods presented to reflect the Reverse Split.

     On March 16, 2000, the Company announced the formation of a separate e-Health segment. The e-Health segment has been managed historically as a part of either the Company's Physician Services or Application Software segment. Management believes that the formation of a separate segment will increase focus and resources dedicated to e-Health initiatives, enabling the Company to leverage its current capabilities. All business segment results set forth herein have been retroactively adjusted for all periods presented to reflect the formation of the e-Health segment.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 16 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

  Physician Services

     Physician Services is the largest provider of comprehensive business management services, including clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management to physicians and healthcare organizations in the United States. Physician Services supports approximately 15,000 physician clients in 39 states, offering practice support services, revenue growth consulting, cost management consulting and practice security services designed to help its physician clients optimize the business and administrative areas of their medical practices.

     Practice support services include physician credentialing, scheduling, coding and accounts receivable/revenue cycle management services. These services are designed to allow physicians to focus on providing healthcare, maintaining a stable patient base and remaining in compliance with complex healthcare rules and regulations without having to manage the billing and collections.

     Revenue growth consulting provides physician practices with a framework for revenue growth through strategic planning including merger planning and execution, fee schedule review utilizing geographic and specialty expertise and billing and accounts receivable management in order to optimize revenue from services provided while remaining in compliance with healthcare regulations.

     In its cost management consulting services, Physician Services uses proprietary technology solutions, industry expertise and a vast storehouse of medical specialty specific information to provide operations planning, benchmarking and productivity analysis for its physician clients. In addition, in complete practice reviews, Physician Services analyzes client accounts receivable and assists physician clients in optimizing payments while maintaining compliance with healthcare regulations. This allows physicians to better manage administrative productivity and control the expenses associated with providing high quality healthcare.

     Physician Services also provides practice security services that include compliance program design, monitoring and consulting. These services may also be utilized in conjunction with liability coverage for physician billing errors and omissions through a business partner to provide physician clients with peace of mind in the complex healthcare billing environment.

     Physician Services' systems currently support approximately 30 different medical and surgical specialties. The majority of Physician Services' customers are in the hospital-based physician market. However, Physician Services is preparing for growth in the academic and surgical specialties markets.

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

  Application Software

     Application Software provides an integrated suite of patient-focused, enterprise-wide software and services that enable healthcare organizations to more effectively deliver quality care, manage resources, reduce costs, improve productivity and drive operational effectiveness.

     Application Software's products operate across the entire scope of the healthcare enterprise -- IDNs, managed care organizations, physician groups, payers, home health agencies and hospitals -- and manage more than 20 million lives on line.

     Application Software's customers, which include more than 2,000 healthcare organizations, depend on Application Software's solutions for many critical functions, including: providing access to real time, point-of-care clinical information and decision analysis capability across the continuum of care; automating enterprise-wide staff and patient scheduling; managing surgical inventory; and enhancing enterprise-wide staff productivity.

     Application Software is a market leader in several key areas of healthcare information technology, including nurse scheduling and productivity management, surgical scheduling and resource management and enterprise-wide staff and productivity management.

     Application Software competes against a variety of information technology companies, including those marketing comprehensive, enterprise-wide health information systems as well as niche and "best-of-breed" software application vendors. Application Software's competitors are primarily national companies, many of which have longer operating histories and greater financial resources than those of Application Software.

     Competition is based on product quality, ease of use and ease of integration of new products with other existing and planned applications. Many competitive offerings, however, operate on disparate technologies that are linked through complex interfaces. Application Software's integrated approach to its products and technologies enables it to deliver the real-time information management capabilities that are so critical in today's age of enterprise-wide healthcare.

  e-Health

     e-Health offers private network and Internet-based business-to-business e-health solutions to healthcare providers. These solutions include electronic claims and remittance advice processing, web-based provider compliance and productivity management reporting, an ASP-based physician practice management system, an Internet portal for healthcare statement review and electronic payment processing and high speed print and mail services.

     As a leader in electronic claims processing for healthcare, e-Health processes more than two hundred million transactions per year for physicians and healthcare organizations. This technology supports more than 140 governmental payer connections in 46 states and more than 300 commercial connections as well as claims processing for hospitals via more than 35 government connections in 15 states.

     e-Health competes against a variety of Internet healthcare technology companies, including those that have recently announced intentions to merge with traditional healthcare technology vendors. Many competitive offerings, however are entirely focused on the office-based physician, in contrast to e-Health's current hospital-affiliated physician penetration. e-Health plans to extend its penetration in hospital-affiliated specialties, such as radiology, anesthesiology, pathology and emergency medicine, while also establishing a customer base in various surgical specialties.

     Competition in the e-health market is based on the number of electronic connections a vendor provides between healthcare providers and payers, as well as the value-added solutions that are offered (web-based reporting and applications).

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenue, operating profit or loss and identifiable assets attributable to each segment for each of the fiscal years ended 1999, 1998 and 1997 and as of December 31, 1999 and 1998, is presented in Note 16 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

HEALTHCARE INDUSTRY

     The Company's business is affected by, among other things, trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, increasing focus has been placed on the tremendous administrative costs associated with the delivery of care and the increasing incidence of medical errors. Payers have actively sought to control costs by, among other things, utilizing reimbursement methodologies, such as managed care and fixed fee and capitated reimbursement models, to supplant the more traditional fee-for-service structure. This shift to more restrictive reimbursement models, coupled with extensive regulatory control and government focus on fraud and abuse in the healthcare field, have helped to create a significantly more complex accounting, coding, billing and collection environment in healthcare. These issues create a positive marketing environment for the sale of software and services that reduce the resources spent by healthcare providers on administrative functions, that help ensure compliance in an ever more complex regulatory environment and for solutions that can reduce the opportunity for medical errors and improve the quality of care.

     The healthcare industry, like many others, experienced pressures unique to 1999. During 1999, healthcare providers were very focused on the effects of the Balanced Budget Act of 1997 (the "Balanced Budget Act"), on healthcare reimbursements and on Year 2000 remediation to ensure that their operations would not be adversely affected by the turn of the century. Management believes that the increased focus on Year 2000 readiness resulted in reduced focus and spending on new information technology or services projects. The Balanced Budget Act may reduce the reimbursement available to healthcare providers, potentially reducing the amount spent by healthcare providers for turnkey software solutions, but at the same time, potentially shifting information technology spending by healthcare providers to application service provider offerings or outsourced services. Management believes that the Year 2000 focus has adversely affected and could continue to adversely affect the revenue and profit margins of the Company's operations through the first half of 2000. Management also believes that the Balanced Budget Act will not affect the revenue and profit margins of the Company's operations, but that it will affect the mix of software and services that will be sold.

REGULATION

     The Company's business is subject to numerous federal and state laws and to a broad range of complex regulations, programs to combat fraud and abuse and increasing restrictions on reimbursement for healthcare services. Each of the major federal healthcare payment programs (Medicare, Medicaid and TRICARE) has its own set of complex and sometimes conflicting regulations. Additional regulations have been mandated by the Balanced Budget Act and the Health Insurance Portability and Accountability Act ("HIPAA"), each of which could have a significant impact on the Company's business. A number of states have also imposed significant regulatory programs applicable to billing and payment for healthcare services.

     The federal government has maintained a significant emphasis on the prevention of healthcare fraud and abuse. Pursuant to the False Claims Act, the Medicare and Medicaid Patient and Program Protection Act and HIPAA, the federal government has statutory authority to impose both civil and criminal sanctions and penalties for submission of false claims to governmental payers. Civil monetary penalties of up to $50,000 per offense may be imposed, as well as exclusion from participation in Medicare and other governmental healthcare programs. In addition, the False Claims Act allows a private party to bring a "qui tam" or "whistleblower" suit alleging the filing of false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any damages and civil penalties paid to the government. The U.S. Health Care Financing Administration ("HCFA") also offers rewards for information leading to recovery of Medicare funds, and the agency has begun to engage private contractors to detect and investigate fraudulent billing practices.

     The Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services has issued compliance guidance for third-party billing companies, recommending components for an effective billing company compliance program and identifying numerous risk areas associated with medical billing. These risk areas include billing for services not documented, unbundling, upcoding, routine waiver of copayment and deductible, etc. The OIG guidelines are widely used by healthcare providers as a standard for evaluating prospective billing contractors. The Company has an established compliance program addressing each of the areas covered by the OIG release.

     The OIG has announced plans to publish compliance guidance for physicians during 2000. These guidelines will likely serve as a benchmark for physician compliance plans.

     Both governmental and private payers continue to implement measures to restrict payments for healthcare services, including but not limited to bundling edits, medical necessity edits and post-payment audits. These measures may result in a decrease in revenue to the Company's provider clients and, as a result, a decrease in revenue derived by the Company from such clients as well as an increase in the cost of providing services.

EMPLOYEES

     The Company currently employs approximately 5,750 full-time and part-time employees. The Company has no labor union contracts and believes relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     The Company's principal executive office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005.

  Physician Services

     Physician Services' principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. In addition to its principal office, Physician Services, through its two operating subsidiaries, operates approximately 150 business offices throughout the United States. Two of the facilities are owned, one of which is encumbered by a deed of trust. All of the remaining facilities are leased with expiration dates ranging from March 2000 to June 2011.

  Application Software

     Application Software's principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. In addition to its principal office, Application Software, through its various operating subsidiaries, currently operates seven offices in the United States, Australia, Canada and Europe. These facilities are leased with expiration dates from March 2000 to December 2004.

  e-Health

     e-Health's principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. In addition to its principal office, e-Health currently operates eight offices in the United States. These facilities are leased with expiration dates from June 2000 to May 2005.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 9 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-14 to F-15.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 23, 1999, a special meeting of the Company's stockholders was held at which the stockholders approved the Reverse Split. Votes cast were 65,480,934 for, 4,304,557 against and 62,143 abstained.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1999:

                                                                                  YEAR FIRST
NAME                                  AGE               POSITION                ELECTED OFFICER
----                                  ---   ---------------------------------   ---------------
Allen W. Ritchie....................  42    President and Chief Executive            1998
                                            Officer
Philip M. Pead......................  47    Executive Vice President and             1999
                                            Chief Operating Officer
Wayne A. Tanner.....................  45    Executive Vice President and             1998
                                            Chief Financial Officer
Randolph L.M. Hutto.................  51    Executive Vice President, General        1997
                                            Counsel and Secretary
William J. DeZonia, Jr..............  47    Senior Vice President and                1999
                                            Chief Compliance Officer

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

     ALLEN W. RITCHIE has served as the President and Chief Executive Officer of the Company since July 1998. He has also been a member of Per-Se's Board of Directors since July 1998. From April 1998 to July 1998, Mr. Ritchie served as President and Chief Operating Officer of the Company. From January 1998 to April 1998, he served as Executive Vice President and Chief Financial Officer of the Company. From 1991 to 1997, Mr. Ritchie served as a senior executive of AGCO Corporation, including as President and as a member of AGCO's Board of Directors.

     PHILIP M. PEAD has served as Executive Vice President and Chief Operating Officer of the Company since August 1999. Mr. Pead joined the Company in April 1997 as a senior executive in the Application Software and e-Health segments of the Company's business and he served as the President of those segments from May 1997 until August 1999. From May 1996 to April 1997, Mr. Pead was employed by Dun & Bradstreet Application Software as a senior executive with responsibility for international operations. From August 1994 to May 1996, he was employed by Attachmate Corporation, a leading provider of communications software, as a senior executive with responsibility for Asia Pacific and Latin American operations.

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

     RANDOLPH L. M. HUTTO has served as Executive Vice President, General Counsel and Secretary of the Company since August 1997. From 1992 to August 1997, Mr. Hutto was employed by First Financial Management Corporation ("FFMC") and by First Data Corporation after its merger with FFMC, where he served in a variety of executive positions, including Senior Executive Vice
President -- General Counsel and, most recently, Senior Vice
President -- Planning and Development. Prior to that, Mr. Hutto was a partner in the law firm of Sutherland, Asbill & Brennan.

     WILLIAM J. DEZONIA, JR. has served as Senior Vice President and Chief Compliance Officer of the Company since August 1999. Mr. DeZonia joined Per-Se in December 1995 as a result of the acquisition of Medical Management Sciences, Inc. ("MMS"), where he was president and chief operating officer. Mr. DeZonia has more than 20 years experience in the healthcare industry. Prior to joining MMS in 1980, he worked for Blue Cross and Blue Shield of Virginia in claims processing and marketing capacities.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on Nasdaq under the symbol PSTI.

     The prices in the table below represent the high and low sales prices, as adjusted for the Reverse Split, for the Common Stock as reported on Nasdaq for the periods presented. Such prices are based on inter-dealer bid and asked prices without markup, markdown or commissions and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 1999                                   HIGH       LOW
----------------------------                                  -------   -------
  First Quarter.............................................  $16.875   $ 7.125
  Second Quarter............................................   17.438     7.500
  Third Quarter.............................................   18.000     9.094
  Fourth Quarter............................................   10.500     6.000

YEAR ENDED DECEMBER 31, 1998                                   HIGH       LOW
----------------------------                                  -------   -------
  First Quarter.............................................  $37.500   $18.000
  Second Quarter............................................   33.000    17.438
  Third Quarter.............................................   19.875    10.125
  Fourth Quarter............................................   13.688     7.875

     The last reported sales price of the Common Stock as reported on Nasdaq on March 15, 2000 was $6.25 per share. As of March 15, 2000, the Company's Common Stock was held of record by 5,925 stockholders.

     Per-Se has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future but intends instead to retain any future earnings for reinvestment in its business. The Indenture dated as of February 20, 1998, with respect to the Company's outstanding 9 1/2% Senior Notes due 2005, contains restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Per-Se for and as of each of the five fiscal years in the period ended December 31, 1999. The selected consolidated financial information of Per-Se has been derived from the audited consolidated financial statements of Per-Se which give retroactive effect to the 1995 mergers with Automation Atwork ("Atwork") and Healthcare Recoveries, Inc. ("HRI"), which was subsequently sold during 1997, and the 1996 mergers with Rapid Systems Solutions, Inc. ("Rapid Systems"), which was subsequently sold during 1999, BSG Corporation ("BSG"), which was subsequently sold in 1999 and Health Data Sciences Corporation ("HDS"), all of which have been accounted for using the pooling-of-interests method of accounting. All periods present the operations of Hospital Services and Impact (which primarily consists of Rapid Systems and BSG) as discontinued operations.

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                        1999       1998          1997         1996        1995
                                      --------   ---------     --------     ---------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
  Revenue...........................  $322,129   $ 349,823     $392,420     $ 400,451   $369,034
  Salaries and wages................   212,940     226,894      242,228       247,204    207,332
  Other operating expenses..........   104,192     126,183      123,094       130,007    106,000
  Depreciation......................    20,177      23,848       22,481        20,266      9,358
  Amortization......................     9,293      18,077       21,069        21,382     14,107
  Interest expense, net.............  $ 16,102   $  23,494     $ 23,398     $  11,585   $ 10,156
  Intangible asset impairment.......        --     390,641           --            --         --
  Litigation settlements............    24,811      35,987       52,500            --         --
  Restructuring and other charges...        --       5,191       16,741       119,434     48,750
  Loss from continuing operations...   (64,776)   (558,957)     (92,523)      (99,644)   (17,704)
  Net loss(1).......................   (33,702)   (560,214)(2)  (19,303)(3)  (137,337)    (2,650)
  Pro forma net loss(4).............   (33,702)   (560,214)     (19,303)     (136,358)    (4,780)
  Weighted average shares
     outstanding....................    28,097      25,673       24,226        23,742     17,530
PER SHARE DATA(4)
  Pro forma basic loss from
     continuing operations..........  $  (2.31)  $  (21.77)    $  (3.82)    $   (4.20)  $  (1.01)
  Pro forma basic net loss..........  $  (1.20)  $  (21.82)    $  (0.80)    $   (5.74)  $  (0.27)

                                                          AS OF DECEMBER 31,
                                      ----------------------------------------------------------
                                        1999       1998          1997         1996        1995
                                      --------   ---------     --------     ---------   --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA
  Working capital...................  $ 93,304   $  86,215     $ 64,522     $  23,708   $ 54,909
  Intangible assets.................    46,446      48,241      459,129       477,545    532,356
  Total assets......................   265,017     286,721      847,145       901,997    908,456
  Total debt........................   177,138     176,080      200,691       271,424    153,842
  Convertible subordinated
     debentures.....................        --          --           --            --     63,375
  Stockholders' equity..............  $  1,440   $   2,323     $501,781     $ 508,525   $554,008

---------------

(1) Reflects the income (loss) from discontinued operations of $3.4 million, $ (0.1) million, $(0.7) million, $(37.7) million and $15.1 million for 1999, 1998, 1997, 1996 and 1995, respectively, and the gain on sale of discontinued operations of $27.7 million in 1999 and $7.2 million in 1998.
(2) Reflects an $8.4 million extraordinary charge for the early extinguishment of debt.
(3) Reflects the extraordinary income of $76.4 million relating to the sale of HRI and a $2.5 million charge for the change in accounting for business process reengineering costs incurred in connection with an information technology project, pursuant to Emerging Issues Task Force Consensus No. 97-13, Accounting for Costs Incurred in Connection with a Consulting or an Internal Project that Combines Business Process Reengineering and Information Technology.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Fiscal 1999 compared to Fiscal 1998

     REVENUE. Revenue classified by the Company's reportable segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Physician Services..........................................   $240,200      $264,323
Application Software........................................     62,145        70,849
e-Health....................................................     31,343        25,886
Eliminations................................................    (11,559)      (11,235)
                                                               --------      --------
                                                               $322,129      $349,823
                                                               ========      ========

     Revenue for the Physician Services segment decreased 9% to $240.2 million in 1999 from $264.3 million in 1998. The decline in revenue is primarily attributable to Per-Se and client initiated discontinuances during the last quarter of 1998 and throughout 1999. However, the rate of client-initiated discontinuances continues to decrease. Physician Services recorded annualized new sales in 1999 of $41 million compared to $22 million in 1998.

     The decrease in Application Software's revenue of 12% from 1998 to 1999 was primarily attributable to percentage of completion accounting initiated in 1999 and lower clinical systems and scheduling products sales in 1999. Percentage of completion accounting delays software revenue recognition over the implementation period.

     e-Health revenue increased by 21% in 1999 as compared with 1998. This increase is a result of greater internal and external claims processing. Approximately $3.1 million, or 57%, of this increase was attributable to increases in volume in the Company's statement processing center ("Laser Center"). Approximately $1.9 million, or 35%, of the revenue increase resulted from electronic claims processed for Physician Services clients.

     OPERATING LOSS. Operating loss, which excludes restructuring and other charges, litigation settlements, intangible asset impairment and net interest expense, classified by the Company's different operating segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Physician Services..........................................   $ (5,541)     $(12,608)
Application Software........................................     (1,071)       (8,932)
e-Health....................................................       (190)         (912)
Corporate...................................................    (17,671)      (22,727)
                                                               --------      --------
                                                               $(24,473)     $(45,179)
                                                               ========      ========

     Operating loss for the Physician Services segment decreased 56% to $5.5 million in 1999 compared to $12.6 million in 1998. The decrease is primarily attributable to the following: (1) decrease in depreciation expense due to assets becoming fully depreciated, (2) decrease in amortization expense due to the intangible asset impairment charge in 1998 and (3) a gain on the sale of an unprofitable portion of the Physician Services' emergency medicine services operations.

     Application Software's 1999 operating loss was 88% lower than in 1998. The decrease is primarily the result of increases to the allowance for doubtful accounts recognized in 1998 and lower salaries and wages expense in 1999.

     The operating loss for e-Health in 1999 was 79% lower than in 1998 primarily due to the previously mentioned increase in revenue.

     The Company's corporate overhead costs decreased by 22% to $17.7 million in 1999 compared to $22.7 million in 1998. This reduction is primarily related to management's continued commitment to reduce operating costs while improving process efficiency. For the year ended 1998, certain corporate overhead expenses of $6.8 million and $2.6 million have been reclassified to the Physician Services segment and the Application Software segment, respectively.

     INTEREST. Net interest expense was $16.1 million for the year ended December 31, 1999 as compared to $23.5 million in the same period in 1998. The decrease is primarily related to less debt outstanding and interest income of $2.4 million generated from the short-term investment of cash.

     LITIGATION SETTLEMENTS. In June 1999, the Company accrued an estimated litigation settlement liability of $21.5 million related to the Company's legal dispute with Foundation Health Services, Inc. ("Foundation"), formerly Health Systems International, Inc., arising from Per-Se's June 1996 acquisition of Health Data Sciences Corporation ("HDS"). The estimated liability was based upon an agreement in principle with Foundation. When the agreement was finalized in October 1999, the cost to the Company was reduced to $17.0 million and as a result, $4.4 million of the litigation settlement liability was reversed.

     Also in June 1999, the Company accrued litigation settlement charges of $6.0 million related to litigation arising from Per-Se's December 1995 acquisition of Medical Management Sciences, Inc. ("MMS"). In addition, the Company paid $1.8 million to settle contract claims against the Company's wholly-owned operating subsidiary, PST Emergency Medicine Services, Inc. (formerly known as Gottlieb's Financial Services, Inc. or GFS) (the "Emergency Medicine" division) which arose in January 1998 in the ordinary course of business.

     The Company accrued $19.5 million during the third quarter of 1998 as a result of its resolution of two federal investigations into billing and collection practices of the Company.

     In June 1998, the Company accrued an estimated litigation settlement liability of $21.3 million associated with claims made on behalf of certain former BSG Corporation ("BSG") shareholders in connection with Per-Se's acquisition of BSG in June 1996. Such liability was estimated based upon a proposed settlement of approximately 1.1 million shares of Common Stock. This settlement was subsequently finalized for 1.7 million shares of Common Stock, and, based on the prevailing market price, the settlement was valued at $15.9 million. The Company reversed approximately $5.4 million of the litigation settlement liability in the fourth quarter of 1998 to reflect the final settlement value.

     RESTRUCTURING AND OTHER CHARGES. In 1999, the Company reevaluated the adequacy of its reserves for lease termination costs established in prior periods. As a result of this evaluation, the Company increased its lease termination reserve for Physician Services by $0.3 million and reduced Application Software's lease termination reserve by $0.3 million.

     In December 1998, management of Application Software adopted a plan to restructure its operations to align Application Software's resources more appropriately with future operational needs and new product development. In order to accomplish these objectives, Application Software's executive management terminated approximately 35 employees, primarily in the areas of professional services and research and development, and recorded severance costs of approximately $1.3 million.

     Other components of the 1998 charges were: (i) $0.7 million in non-cash property and equipment impairment charges associated with certain properties held for sale; (ii) $2.0 million in legal costs associated with various lawsuits and investigations; and (iii) $1.2 million of severance costs, primarily related to former executive officers.

     INCOME TAXES. During 1999 and 1998, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company recorded a full valuation allowance against the net deferred tax asset in both years. If, during future periods, management believes the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation reserve accordingly.

     DISCONTINUED OPERATIONS. Summarized financial information for the discontinued operations for the years ended December 31, 1999 and 1998 is as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                   1999                 1998
                                                  -------   -----------------------------
                                                            HOSPITAL
                                                  IMPACT    SERVICES   IMPACT     TOTAL
                                                  -------   --------   -------   --------
                                                              (IN THOUSANDS)
Revenue.........................................  $54,916   $100,081   $79,731   $179,812
                                                  =======   ========   =======   ========
Income (loss) from discontinued operations
  before taxes..................................    3,958      5,192    (5,263)       (71)
Income tax expense (benefit)....................      555      2,079    (2,079)        --
                                                  -------   --------   -------   --------
Income (loss) from discontinued operations, net
  of tax........................................  $ 3,403   $  3,113   $(3,184)  $    (71)
                                                  =======   ========   =======   ========

     Management initiated a plan to focus the Company's financial and management resources on its three core healthcare segments, in an effort to return the Company to profitability. Management defined these segments as: Physician Services, Application Software and e-Health. In 1998, management began to seek alternatives for the remaining non-core business segments: Hospital Services and Impact. Although Hospital Services provided business management and accounts receivable management services to approximately 1,200 hospitals, the Company's management deemed the segment non-core as a substantial portion of the services offered was bad debt collection. Impact was deemed non-core as it did not provide consulting services to the healthcare industry.

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. In February 1999, the Company received additional proceeds of $0.5 million based on the Hospital Services final closing balance sheet. In addition, Per-Se could receive a purchase price adjustment of up to $10.0 million subject to Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment will be determined by the second quarter of 2000. The Company recorded a $6.8 million gain, net of taxes of $5.4 million, as a result of this sale.

     In 1999, the Company completed the sale of both divisions of Impact. After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment would generate the greatest return to the stockholders and finalized its plan to sell Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for initial consideration of $45.0 million, subject to certain closing adjustments. The Company recorded a $28.1 million gain as a result of the Impact sales.

     The results of operations for Hospital Services and Impact have been classified as discontinued operations for all periods presented.

  Fiscal 1998 compared to Fiscal 1997

     REVENUE. Revenue classified by the Company's reportable segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Physician Services..........................................   $264,323      $278,475
Application Software........................................     70,849        85,037
e-Health....................................................     25,886        25,342
HRI.........................................................         --        14,720
Eliminations................................................    (11,235)      (11,154)
                                                               --------      --------
                                                               $349,823      $392,420
                                                               ========      ========

     Physician Services' revenue decreased by 5% in 1998 as compared to 1997. This decline was attributable both to operating problems at the Emergency Medicine division and to an increase in client losses within the entire Physician Services segment. Revenue declines attributable to client losses in 1998 at the Emergency Medicine division and Physician Services were approximately $22.9 million and $54.7 million, respectively. In addition, the Physician Services segment was affected by the revenue pressures on the physician accounts receivable operations resulting from an increase in managed care.

     Application Software's revenue decreased 17% in 1998 as compared with 1997. Approximately 67% of this decrease was a result of a slowdown in the sale of software licenses in its scheduling product lines. Management believes the slowdown was due primarily to certain technical problems with a prior release within its patient scheduling product line. Management believes these problems have been corrected and Application Software has made progress in rebuilding its relationship with clients. The overall revenue decline at Application Software was also impacted by a 13% decrease in revenue from the sale and support of clinical information systems. In the fourth quarter of 1998, the Company sold its first license for its newly released Patient1(TM) product; revenue from this license sale was recognized in 1999 over the installation period using the percentage of completion method of accounting.

     On May 28, 1997, Per-Se completed the sale of HRI and, as a result, there are only five months of revenue from HRI in 1997 and none in 1998.

     OPERATING PROFIT (LOSS). Operating profit (loss), which excludes restructuring and other charges, litigation settlements, intangible asset impairment and net interest expense, classified by the Company's different operating segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Physician Services..........................................   $(12,608)     $(11,402)
Application Software........................................     (8,932)       19,560
e-Health....................................................       (912)          613
HRI.........................................................         --         3,685
Corporate...................................................    (22,727)      (28,908)
                                                               --------      --------
                                                               $(45,179)     $(16,452)
                                                               ========      ========

     The increase in the 1998 operating loss as compared to 1997 for the Physician Services segment is directly attributable to revenue declines resulting from the various operational issues in the Emergency Medicine division and client losses throughout the segment.

     The operating loss for Application Software in 1998 as compared to 1997's operating profit, was primarily a result of the previously mentioned decline in software license sales, increases in investments in new product development and an increase in its allowance for doubtful accounts receivable. During 1998, Application Software increased its reserves for bad debt by $7.3 million related to various receivables, including receivables from Allegheny Health, Education and Research Foundation and certain affiliates ("AHERF"), which filed for protection under Chapter 11 of the United States Bankruptcy Code.

     The Company believes that Application Software has corrected the problems in its patient scheduling product and that it has made progress in rebuilding its relationships with clients. These improvements are reflected in Application Software's 43% increase in its patient scheduling license sales in the fourth quarter of 1998 as compared with the sales in the third quarter of 1998.

     The operating loss for e-Health in 1998 as compared to an operating profit in 1997 was primarily the result of higher operating expenses.

     The Company's corporate overhead costs decreased by 21% for the year ended December 31, 1998 as compared to the previous year. This reduction is primarily the result of fewer professional service fees and a reduction of headcount resulting from process improvement initiatives.

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

     In June 1998, the Company accrued an estimated litigation settlement liability of $21.3 million associated with claims made on behalf of certain former BSG shareholders in connection with Per-Se's acquisition of BSG in June 1996. Such liability was estimated based upon a proposed settlement of approximately 1.1 million shares of Common Stock. This settlement was subsequently finalized for 1.7 million shares of Common Stock, and, based on the prevailing market price, the settlement was valued at $15.9 million. The Company reversed approximately $5.4 million of the litigation settlement liability in the fourth quarter of 1998 to reflect the final settlement value.

     In 1997, the Company accrued a non-cash litigation settlement liability of $52.5 million for the settlement of a class action legal matter brought against the Company in 1996. The settlement was comprised of approximately 1.3 million shares of Common Stock and warrants to purchase 1.8 million shares of Common Stock at $36 per share for a five-year period.

     RESTRUCTURING AND OTHER CHARGES. In December 1998, management of Application Software adopted a plan to restructure its operations to align Application Software's resources more appropriately with future operational needs and new product development. In order to accomplish these objectives, Application Software's executive management terminated approximately 35 employees, primarily in the areas of professional services and research and development, and recorded severance costs of approximately $1.3 million.

     During 1997, the Company adopted a restructuring plan to combine the operations of Application Software and Impact (the "Application Software Restructuring"). The objective of the Application Software Restructuring was to improve profitability thorough capitalizing on perceived synergies of these similar businesses and better utilizing office space and other resources. In connection with the Application Software Restructuring, the Company recorded charges of approximately $1.1 million, primarily consisting of lease termination costs and severance costs. See "-- Discontinued Operations" where management's decision to sell Impact is discussed.

     In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). The objectives of the Reengineering Project were: (i) to improve profitability in the near term through office consolidations (the "Physician Services Restructuring Plan"); (ii) to improve longer-term profitability by developing technology and then leveraging such technology to make the Company's workflow process more efficient; and (iii) to standardize operating procedures through Physician Services. During 1997, the Company recognized additional restructuring expenses of approximately $1.7 million related to adjustments to the lease termination costs associated with the Physician Services Restructuring Plan.

     Other components of the 1998 charges were: (i) $0.7 million in non-cash property and equipment impairment charges associated with certain properties held for sale; (ii) $2.0 million in legal costs associated with various lawsuits and investigations; and (iii) $1.2 million of severance costs, primarily related to former executive officers.

     Other components of the 1997 amounts were: (i) $5.0 million in non-cash property and equipment impairment charges associated with Company's assessment of the recoverability of certain of its long-lived assets; (ii) $2.6 million in legal costs associated with various lawsuits and investigations; and (iii) $6.4 million of various other costs, including severance and other individually insignificant, non-recurring items.

     INCOME TAXES. During 1998, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company recorded a full valuation allowance against the net deferred tax asset.

     Effective income tax rates for 1997 vary from statutory rates primarily as a result of nondeductible goodwill associated with merger transactions consummated by the Company in previous years.

     DISCONTINUED OPERATIONS. Summarized financial information for the discontinued operations for the years ended December 31, 1998 and 1997 is as follows:

                                              FOR THE YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------
                                           1998                             1997
                               -----------------------------   ------------------------------
                               HOSPITAL                        HOSPITAL
                               SERVICES   IMPACT     TOTAL     SERVICES    IMPACT     TOTAL
                               --------   -------   --------   --------   --------   --------
                                                       (IN THOUSANDS)
Revenue......................  $100,081   $79,731   $179,812   $97,095    $101,524   $198,619
                               ========   =======   ========   =======    ========   ========
Income (loss) from
  discontinued operation
  before taxes...............     5,192    (5,263)       (71)    9,508     (10,419)      (911)
Income tax expense
  (benefit)..................     2,079    (2,079)        --     3,910      (4,115)      (205)
                               --------   -------   --------   -------    --------   --------
Income (loss) from
  discontinued operations,
  net of tax.................  $  3,113   $(3,184)  $    (71)  $ 5,598    $ (6,304)  $   (706)
                               ========   =======   ========   =======    ========   ========

     EXTRAORDINARY ITEMS. In February 1998, the Company used the proceeds from the February 1998 issuance of Notes (see Liquidity and Capital Resources) and the Credit Facility to redeem the Company's then-current debt facility. In November 1998, the Company used $71.5 million of the $103.2 million net proceeds received from the sale of Hospital Services to repay and terminate the Credit Facility. The Company recorded extraordinary charges in 1998 of $8.4 million, net of tax of $3.8 million, to write-off the unamortized costs associated with the early extinguishment of both the Company's previous debt facility and the Credit Facility.

     On May 28, 1997, Per-Se sold HRI through an initial public offering of 100% of its stock, which generated net proceeds to the Company of $126.4 million. The Company recorded an extraordinary gain on the sale of HRI of $76.4 million, net of tax of $46.2 million, in the second quarter of 1997. Per-Se had acquired HRI on August 28, 1995 through a business combination accounted for as a pooling-of-interests.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13 Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology ("EITF 97-13"). EITF 97-13 requires process reengineering costs, as defined, which had been previously capitalized as part of an information technology project to be expensed in the quarter which includes November 1997. The Company recorded a charge of $2.5 million, net of tax of $1.6 million, in the fourth quarter of 1997 as a result of EITF 97-13.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $93.3 million at December 31, 1999, including $74.4 million of unrestricted cash and cash equivalents. The $19.9 million increase in cash and cash equivalents from December 31, 1998 is primarily the result of net proceeds from the sale of non-core operations and other assets totaling $57.2 million. The increase was offset by the payment of semi-annual interest payments required under the $175 million of 9 1/2% Senior Notes due 2005 (the "Notes") and payments related to the legal settlements with the government concerning the Emergency Medicine division and with Foundation.

     The Notes, which were sold on February 20, 1998, bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15, commencing on August 15, 1998, and will mature on February 15, 2005. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2002, at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest. In addition, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the original principal amount of the Notes at a redemption price equal to 109.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings; provided that at least $100 million aggregate principal amount of the Notes remain outstanding immediately following any such redemption.

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

     The Company completed its divestiture of non-core operations in December 1999. The Company sold Hospital Services on November 30, 1998 for $103.2 million net proceeds. In February 1999, the Company received additional proceeds of $0.5 million based on Hospital Services' tangible net worth at closing. In addition, Per-Se could receive a purchase price adjustment of up to $10.0 million subject to Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment will be determined by the second quarter of 2000.

     The Company sold the commercial division of Impact effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. The Company sold the government division of Impact on December 17, 1999 for approximately $45.0 million, subject to final closing adjustments that the Company expects to finalize in the first quarter of 2000.

     Under the Indenture governing the Notes, the balance of the excess proceeds, as defined, from the sale of Hospital Services, the two divisions of Impact or the sale of any other asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of receipt of proceeds related to the sale. To the extent that such excess proceeds are not invested and the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such proceeds.

     As of December 31, 1999, excess proceeds related to the sale of non-core operations and other assets totaled approximately $64.4 million. The excess proceeds are the result of various asset sales and, as such, these proceeds must be invested in the Company's business at varying points in time during 2000. The Company must invest a minimum of approximately $7.1 million by April 14, 2000 to preclude the Company's obligation to make an offer to repurchase Senior Notes at par during the second quarter of 2000 and a minimum of approximately $52.1 million must be invested by December 11, 2000 to preclude the Company's obligation to make an offer to repurchase Senior Notes at par in the first quarter of 2001.

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

     To enhance the Company's financial flexibility, management is currently considering a new credit facility. This flexibility may enhance management's ability to make strategic investments in the business and better align working capital with Company operations.

YEAR 2000

     The Company did not experience any impact from the date change occurring between December 31, 1999 and January 1, 2000 (commonly known as the "Year 2000" problem) and does not expect to experience any significant impact from the Year 2000 problem (including related issues such as leap year) on its operations going forward. However, it is possible that the full impact of the Year 2000 problem has not yet been manifested and billing, payroll, monthly, quarterly or annual financial closings or other matters may be impacted by the Year 2000 problem.

     In conjunction with its Year 2000 efforts the Company replaced some outdated hardware and non-compliant software and consolidated its billing platforms from eighteen systems to six compliant systems ("Systems Assimilation") rather than make all the systems Year 2000 compatible. The Company completed the required transitions before the end of 1999. Through December 31, 1999, the Company had spent approximately $11.4 million on its Year 2000 and Systems Assimilation efforts.

     The Company developed contingency plans during the fourth quarter of 1998 and throughout 1999 in response to assessments of the Year 2000 readiness of customers, vendors and resellers. Although these contingency plans remain readily available, the Company was not required to implement any of them during 1999 or through current date 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on the unbilled accounts receivable and related revenue recognition within the Company's industry. The Commission's guidance requires the accounting change to be reflected by the Company's quarter ended March 31, 2000. Therefore, consistent with the Commission's guidance and changing industry practice, the Company will begin recognizing revenue in its Physician Services segment on an "as billed" basis in fiscal 2000. The Company does not expect this change to significantly affect annual recognized revenue amounts. The change in accounting method will result in the elimination of approximately $38 million of unbilled accounts receivable. The one-time, cumulative charge in the Company's March 31, 2000 statement of operations will be approximately $23 million, on a net of tax basis. This will have no effect on cash flow.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I of this Report pursuant to General Instruction G of Form 10-K, is included in the sections entitled "Management of the Company" and

"Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. Financial Statements

          Report of Independent Accountants;

          Consolidated Balance Sheets -- as of December 31, 1999 and 1998;

          Consolidated Statements of Operations -- years ended December 31, 1999, 1998 and 1997;

          Consolidated Statements of Cash Flows -- years ended December 31, 1999, 1998 and 1997;

          Consolidated Statements of Stockholders' Equity -- years ended December 31, 1999, 1998 and 1997; and Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules

          Included in Part IV of the report:

          Report of Independent Accountants;

          Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 1999, 1998 and 1997

          Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required.

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
 NUMBER                                DOCUMENT
-------                                --------
2.1        --   Stock Purchase Agreement dated as of October 15, 1998,
                between Registrant and NCO Group, Inc. (incorporated by
                reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
                for the quarter ended September 30, 1998).
2.2        --   Stock Purchase Agreement dated as of April 20, 1999, among
                Complete Business Solutions, Inc., E-Business Solutions.com,
                Inc., Impact Innovations Holdings, Inc. and Registrant
                (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
2.3        --   Stock Purchase Agreement dated as of November 4, 1999, among
                J3 Technology Services Corp., Impact Innovations Holdings,
                Inc., Impact Innovations Government Group, Inc. and
                Registrant (incorporated by reference to Exhibit 2.3 to
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1999).
3.1        --   Restated Certificate of Incorporation of Registrant.
3.2        --   Restated By-laws of Registrant.
4.1        --   Specimen Common Stock Certificate.
4.2        --   Form of Option Agreement relating to Registrant's Second
                Amended and Restated Non-Qualified Stock Option Plan.
4.3        --   Form of Option Agreement relating to Registrant's Senior
                Executive Performance Non-Qualified Stock Option Plan
                (incorporated by reference to Exhibit 4.3 to Registration
                Statement on Form S-1, File No. 33-42216).
4.4        --   Form of Option Agreement relating to Registrant's
                Non-Qualified Stock Option Plan for Employees of Acquired
                Companies (incorporated by reference to Exhibit 4.4 to
                Registration Statement on Form S-3, File No. 33-71552).
4.5        --   Form of Option Agreement relating to Registrant's
                Non-Employee Director Stock Option Plan.
4.6        --   Form of Option Agreement relating to Registrant's
                Non-Qualified Stock Option Plan for Non-Executive Employees.
4.7        --   Form of Option Agreement relating to Registrant's Restricted
                Stock Plan (incorporated by reference to Exhibit 4.5 to
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1995, File No. 000-19480 (the "1995 Form
                10-K")).
4.8        --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
                (including form of note) (incorporated by reference to
                Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
                1998).
4.9        --   Warrant Agreement dated as of July 8, 1998, between
                Registrant and SunTrust Bank, Atlanta, as Warrant Agent
                (including form of warrant certificate) (incorporated by
                reference to Exhibit 4.2 to Registration Statement on Form
                8-A filed on July 21, 1998).
4.10       --   Rights Agreement dated as of February 11, 1999, between
                Registrant and American Stock Transfer & Trust Company
                (including form of rights certificates) (incorporated by
                reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.11       --   Registration Rights Letter Agreement dated as of May 3,
                1999, among NFT Ventures Inc., Raymond J. Noorda, Mark
                Rogers, NP Ventures, Ltd., Steven G. Papermaster and
                Registrant (incorporated by reference to Exhibit 4.8 to
                Registration Statement on Form S-3, file No. 333-78775).
10.1       --   Second Amended and Restated Per-Se Technologies, Inc.
                Non-Qualified Stock Option Plan.

EXHIBIT
 NUMBER                                DOCUMENT
-------                                --------
10.2       --   Registrant's Senior Executive Performance Non-Qualified
                Stock Option Plan (incorporated by reference to Exhibit 28.2 to Registration Statement on Form S-8, File No. 33-46847).
10.3       --   First Amendment to Registrant's Senior Executive Performance
                Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the
                quarter ended June 30, 1993).
10.4       --   Registrant's Non-Qualified Stock Option Plan for Employees
                of Acquired Companies (incorporated by reference to Exhibit
                99.1 to Registration Statement on Form S-8, File No.
                33-67752).
10.5       --   First Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 99 to Registration Statement on Form
                S-8, File No. 33-71556).
10.6       --   Second Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 99 to Registration Statement on Form
                S-8, File No. 33-88442).
10.7       --   Third Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 10.14 to the 1995 Form 10-K).
10.8       --   Fourth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 99.2 to Registration Statement on Form
                S-8, File No. 333-3213).
10.9       --   Fifth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 99.1 to Registration Statement on Form
                S-8, File No. 333-07627).
10.10      --   Sixth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form
                10-K")).
10.11      --   Seventh Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by.
                reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form
                10-K")).
10.12      --   Eighth Amendment to Registrant's Non-Qualified Stock Option
                Plan For Employees of Acquired Companies.
10.13      --   Registrant's Non-Employee Director Stock Option Plan, dated as of August 12, 1994 (incorporated by reference to Exhibit
                10.2 to Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1994).
10.14      --   First Amendment to Registrant's Non-Employee Director Stock
                Option Plan (incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).
10.15      --   Second Amendment to Registrant's Non-Employee Director Stock
                Option Plan (incorporated by reference to Exhibit 10.1 to
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 1999).
10.16      --   Third Amendment to Registrant's Non-Employee Director Stock
                Option Plan.
10.17      --   Registrant's Non-Qualified Stock Option Plan for
                Non-Executive Employees (incorporated by reference to
                Exhibit 10.23 to the 1996 Form 10-K).
10.18      --   First Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
10.19      --   Second Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1997 (the "1997 Form 10-K")).

EXHIBIT
 NUMBER                                DOCUMENT
-------                                --------
10.20      --   Third Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to the 1997 Form 10-K).
10.21      --   Fourth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).
10.22      --   Fifth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.28 to the 1997 Form 10-K).
10.23      --   Sixth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.32 to the 1998 Form 10-K).
10.24      --   Seventh Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees.
10.25      --   Restricted Stock Plan of the Registrant, dated as of August
                12, 1994 (incorporated by reference to Exhibit 10.2 to
                Registration Statement on Form S-4, File No. 33-88910).
10.26      --   The Per-Se Technologies Employees' Retirement Savings Plan.
10.27      --   Retirement Savings Trust (incorporated by reference to
                Exhibit 10.10 to Registration Statement on Form S-1, File
                No. 33-42216).
10.28      --   Registrant's Deferred Compensation Plan (incorporated by
                reference to Exhibit 99 to Registration Statement on Form
                S-8, Registration No. 33-90874).
10.29      --   First Amendment to Registrant's Deferred Compensation Plan
                (incorporated by reference to Exhibit 10.2 to Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1997).
10.30      --   Second Amendment to Registrant's Deferred Compensation Plan
                (incorporated by reference to Exhibit 10.3 to Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1997).
10.31      --   Third Amendment to Registrant's Deferred Compensation Plan
                (incorporated by reference to Exhibit 10.76 to the 1997 Form
                10-K).
10.32      --   Fourth Amendment to Registrant's Deferred Compensation Plan.
10.33      --   Written description of Registrant's Non-Employee Director
                Compensation Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1997).
10.34      --   Registrant's Non-Employee Director Deferred Stock Credit
                Plan (incorporated by reference to Exhibit 10.5 to Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1997).
10.35      --   Registrant's Long Term Incentive Plan (incorporated by
                reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.36      --   Employment Agreement dated November 19, 1996, between
                Registrant and David E. McDowell (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
10.37      --   Amendment Number 1 to Employment Agreement by and between
                Registrant and David E. McDowell, dated October 20, 1999.
10.38      --   Employment Agreement dated July 28, 1997, between Registrant and Randolph L.M. Hutto (incorporated by reference to
                Exhibit 10.10 to Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1997).
10.39      --   Employment Agreement dated January 25, 1998, between
                Registrant and Allen W. Ritchie (incorporated by reference to Exhibit 10.69 to the 1997 Form 10-K).
10.40      --   Employment Agreement dated July 27, 1998, between Registrant and Wayne A. Tanner (incorporated by reference to Exhibit
                10.1 to Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1998).

EXHIBIT
 NUMBER                                DOCUMENT
-------                                --------
10.41      --   Employment Agreement dated as of June 1, 1999, between
                Registrant and Philip M. Pead (incorporated by reference to
                Exhibit 10.1 to Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999).
10.42      --   Employment Agreement dated as of June 25, 1999, between
                Medaphis Physician Services Corporation and William J.
                DeZonia.
10.43      --   Corporate Integrity Agreement between the Office of the
                Inspector General of the Department of Health and Human
                Services and Registrant (incorporated by reference to
                Exhibit 10.4 to Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1998).
10.44      --   Settlement Agreement and Full and Complete Release dated
                June 24, 1999, among James F. Thacker, et al., and
                Registrant (incorporated by reference to Exhibit 10.1 to
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1999).
10.45      --   First Amendment to Second Amended and Restated Per-Se
                Technologies, Inc. Non-Qualified Stock Option Plan.
10.46      --   Fourth Amendment to Registrant's Non-Employee Director Stock
                Option Plan.
21         --   Subsidiaries of Registrant.
23.1       --   Consent of PricewaterhouseCoopers LLP.
27         --   Financial Data Schedule (for SEC use only).
99.1       --   Safe Harbor Compliance Statement for Forward-Looking
                Statements.

---------------

* The exhibits, which are referenced in the above documents, are hereby incorporated by reference. Such exhibits have been omitted for purposes of this filing but will be furnished supplementary to the Commission upon request.

     (b) Reports on Form 8-K

     Two reports on Form 8-K were filed during the quarter ended December 31, 1999:

                                                              FINANCIAL
                                                              STATEMENTS
                       ITEM REPORTED                            FILED       DATE OF REPORT
                       -------------                          ----------    --------------
Registrant's stockholders approved a one-for-three reverse
  stock split of Registrant's common stock..................      No       November 24, 1999
Sale of remaining operations of Impact Innovations Group to
  J3 Technologies Services Corp.............................      No       December 30, 1999

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

                                          Per-Se Technologies, Inc.
                                          (Registrant)

                                          By:      /s/ WAYNE A. TANNER
                                            ------------------------------------
                                                      Wayne A. Tanner
                                                Executive Vice President and
                                                  Chief Financial Officer

                                                  /s/ MARY C. BLACKADAR
                                            ------------------------------------
                                                     Mary C. Blackadar
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 27, 2000                  /s/ DAVID E. MCDOWELL
                -----------------------------------------------------
                                  David E. McDowell
                                Chairman and Director

March 27, 2000                  /s/ ALLEN W. RITCHIE
                -----------------------------------------------------
                                  Allen W. Ritchie
                  President, Chief Executive Officer, and Director

March 27, 2000                   /s/ WAYNE A. TANNER
                -----------------------------------------------------
                                   Wayne A. Tanner
                Executive Vice President and Chief Financial Officer

March 27, 2000                  /s/ MARY C. BLACKADAR
                -----------------------------------------------------
                                  Mary C. Blackadar
                 Vice President and Controller (Principal Accounting
                                      Officer)

March 27, 2000                  /s/ RODERICK M. HILLS
                -----------------------------------------------------
                                  Roderick M. Hills
                                      Director

March 27, 2000              /s/ DAVID R. HOLBROOKE, M.D.
                -----------------------------------------------------
                              David R. Holbrooke, M.D.
                                      Director

March 27, 2000                   /s/ KEVIN E. MOLEY
                -----------------------------------------------------
                                   Kevin E. Moley
                                      Director

March 27, 2000                /s/ C. CHRISTOPHER TROWER
                -----------------------------------------------------
                                C. Christopher Trower
                                      Director

                -----------------------------------------------------
                                    John C. Pope
                                      Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Per-Se Technologies, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Per-Se Technologies, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 8, 2000

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Current Assets:
  Cash:
     Cash and cash equivalents..............................  $  74,354   $  54,409
     Restricted cash........................................      7,519       5,754
                                                              ---------   ---------
          Total cash........................................     81,873      60,163
  Accounts receivable, billed (less allowances of $11,613
     and $17,160)...........................................     46,097      54,800
  Accounts receivable, unbilled.............................     42,813      46,757
  Other.....................................................      7,394       8,022
                                                              ---------   ---------
          Total current assets..............................    178,177     169,742
Property and equipment......................................     34,103      47,954
Intangible assets...........................................     46,446      48,241
Net assets of discontinued operations.......................         --      11,872
Other.......................................................      6,291       8,912
                                                              ---------   ---------
                                                              $ 265,017   $ 286,721
                                                              =========   =========
Current Liabilities:
  Accounts payable..........................................  $  10,005   $   8,550
  Accrued compensation......................................     21,842      21,234
  Accrued expenses..........................................     26,449      22,361
  Accrued litigation settlements............................      4,043      12,026
  Current portion of long-term debt.........................      2,138       1,067
                                                              ---------   ---------
                                                                 64,477      65,238
  Deferred revenue..........................................     20,396      18,289
                                                              ---------   ---------
          Total current liabilities.........................     84,873      83,527
Long-term debt..............................................    175,000     175,013
Accrued litigation settlements..............................         --      20,250
Other obligations...........................................      3,704       5,608
                                                              ---------   ---------
          Total liabilities.................................    263,577     284,398
                                                              ---------   ---------
Commitments and contingencies (Notes 8 and 9)
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................         --          --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     29,575 and 78,745 issued and outstanding in 1999 and
     1998, respectively.....................................        296         787
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................         --          --
  Paid-in capital...........................................    771,864     740,014
  Warrants..................................................      1,495          --
  Accumulated deficit.......................................   (772,215)   (738,390)
                                                              ---------   ---------
                                                                  1,440       2,411
  Less treasury stock, at cost -- 15 shares in 1998.........         --          88
                                                              ---------   ---------
          Total stockholders' equity........................      1,440       2,323
                                                              ---------   ---------
                                                              $ 265,017   $ 286,721
                                                              =========   =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   --------
Revenue.....................................................  $322,129   $ 349,823   $392,420
                                                              --------   ---------   --------
Salaries and wages..........................................   212,940     226,894    242,228
Other operating expenses....................................   104,192     126,183    123,094
Depreciation................................................    20,177      23,848     22,481
Amortization................................................     9,293      18,077     21,069
Interest expense, net.......................................    16,102      23,494     23,398
Intangible asset impairment.................................        --     390,641         --
Litigation settlements......................................    24,811      35,987     52,500
Restructuring and other charges.............................        --       5,191     16,741
                                                              --------   ---------   --------
          Total expenses....................................   387,515     850,315    501,511
                                                              --------   ---------   --------
Loss before income taxes....................................   (65,386)   (500,492)  (109,091)
Income tax (benefit) expense................................      (610)     58,465    (16,568)
                                                              --------   ---------   --------
Loss from continuing operations.............................   (64,776)   (558,957)   (92,523)
                                                              --------   ---------   --------
Discontinued operations, net of tax:
     Income (loss) from discontinued operations.............     3,403         (71)      (706)
     Gain on sale of subsidiaries...........................    27,671       7,214         --
                                                              --------   ---------   --------
                                                                31,074       7,143       (706)
                                                              --------   ---------   --------
Loss before extraordinary item and cumulative effect of
  accounting change.........................................   (33,702)   (551,814)   (93,229)
Extraordinary items, net of tax.............................        --      (8,400)    76,391
Cumulative effect of accounting change, net of tax..........        --          --     (2,465)
                                                              --------   ---------   --------
          Net loss..........................................  $(33,702)  $(560,214)  $(19,303)
                                                              ========   =========   ========
Basic net (loss) income per share:
     Loss from continuing operations........................  $  (2.31)  $  (21.77)  $  (3.82)
     Income (loss) from discontinued operations, net of
       tax..................................................      1.11        0.28      (0.03)
     Extraordinary items, net of tax........................        --       (0.33)      3.15
     Cumulative effect of accounting change, net of tax.....        --          --      (0.10)
                                                              --------   ---------   --------
     Net loss...............................................  $  (1.20)  $  (21.82)  $  (0.80)
                                                              ========   =========   ========
Weighted average shares outstanding.........................    28,097      25,673     24,226
                                                              ========   =========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(33,702)  $(560,214)  $ (19,303)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  (Income) loss from discontinued operations................    (3,403)         71         706
  Depreciation and amortization.............................    29,470      41,925      43,550
  Gain on sale of subsidiaries..............................   (27,997)    (12,229)   (122,583)
  Gain (loss) on long-lived assets..........................    (4,772)    391,322       7,098
  Cumulative effect of accounting change....................        --          --       4,094
  Non-cash litigation settlement costs......................    16,433          --          --
  Early extinguishment of debt..............................        --      12,145          --
  Deferred income taxes.....................................        --      58,465      15,492
  Changes in assets and liabilities, excluding effects of
    acquisitions and divestitures:
    Restricted cash.........................................      (572)     (2,504)     (1,698)
    Accounts receivable, billed.............................     8,703      13,800      (6,055)
    Accounts receivable, unbilled...........................     3,863      13,471       1,054
    Accounts payable........................................     1,455        (514)      1,382
    Accrued compensation....................................       608      (5,392)      6,031
    Accrued expenses........................................        (6)     (3,712)    (22,539)
    Accrued litigation settlements..........................   (11,971)     32,639      52,500
    Deferred revenue........................................     2,107       2,124       9,216
    Other, net..............................................       820       6,966       6,961
                                                              --------   ---------   ---------
    Net cash used for continuing operations.................   (18,964)    (11,637)    (24,094)
    Net cash (used for) provided by discontinued
       operations...........................................    (2,942)      5,240       4,114
                                                              --------   ---------   ---------
         Net cash used for operating activities.............   (21,906)     (6,397)    (19,980)
                                                              --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................       (32)       (670)     (6,103)
Purchases of property and equipment.........................   (10,418)    (23,789)    (10,995)
Net proceeds from sale of subsidiaries......................    47,986     103,204     126,375
Proceeds from sale of property and equipment................    12,003         915       3,644
Software development costs..................................    (7,498)     (4,515)     (5,203)
                                                              --------   ---------   ---------
         Net cash provided by investing activities..........    42,041      75,145     107,718
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock.............................       920       1,447       1,216
Proceeds from the exercise of stock options.................       217       5,688       6,104
Proceeds from borrowings....................................        --     386,969     327,325
Payments of debt............................................    (1,042)   (410,712)   (398,058)
Debt issuance costs.........................................      (285)    (12,460)    (13,596)
                                                              --------   ---------   ---------
         Net cash used for financing activities.............      (190)    (29,068)    (77,009)
                                                              --------   ---------   ---------
CASH AND CASH EQUIVALENTS:
Net change..................................................    19,945      39,680      10,729
Balance at beginning of period..............................    54,409      14,729       4,000
                                                              --------   ---------   ---------
Balance at end of period....................................  $ 74,354   $  54,409   $  14,729
                                                              ========   =========   =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        COMMON               PREFERRED                                       TREASURY
                              COMMON    STOCK    PREFERRED     STOCK     PAID-IN    ACCUMULATED               STOCK
                              SHARES    AMOUNT    SHARES      AMOUNT     CAPITAL      DEFICIT     WARRANTS    AMOUNT
                              -------   ------   ---------   ---------   --------   -----------   --------   --------
BALANCE AT DECEMBER 31,
  1996......................  71,705    $ 717       --        $   --     $666,673    $(158,696)    $   --     $(169)
Issuance of common stock....     205        2       --            --        1,214           --         --        --
Exercise of stock options
  (including tax benefit of
  $2,762)...................   1,303       13       --            --        8,594           --         --       259
Net loss....................      --       --       --            --           --      (19,303)        --        --
Other.......................      (9)      --       --            --        2,517           50         --       (90)
                              -------   -----       --        ------     --------    ---------     ------     -----
BALANCE AT DECEMBER 31,
  1997......................  73,204      732       --            --      678,998     (177,949)        --        --
Issuance of common stock....     272        3       --            --        1,444           --         --        --
Exercise of stock options...   1,242       12       --            --        5,582          (49)        --       143
Funding of litigation
  settlements...............   3,985       40       --            --       53,587           --         --       (70)
Net loss....................      --       --       --            --           --     (560,214)        --        --
Other.......................      42       --       --            --          403         (178)        --      (161)
                              -------   -----       --        ------     --------    ---------     ------     -----
BALANCE AT DECEMBER 31,
  1998......................  78,745      787       --            --      740,014     (738,390)        --       (88)
Issuance of common stock....     316        3       --            --          917           --         --        --
Exercise of stock options...     159        2       --            --          215           --         --        --
Funding of litigation
  settlements...............   9,500       95       --            --       30,131           --      1,495        --
Reverse 1 for 3 stock
  split.....................  (59,151)   (591)      --            --          567           --         --        --
Net loss....................      --       --       --            --           --      (33,702)        --        --
Other.......................       6       --       --            --           20         (123)                  88
                              -------   -----       --        ------     --------    ---------     ------     -----
BALANCE AT DECEMBER 31,
  1999......................  29,575    $ 296       --        $   --     $771,864    $(772,215)    $1,495     $  --
                              =======   =====       ==        ======     ========    =========     ======     =====

                                  TOTAL
                              STOCKHOLDERS'
                                 EQUITY
                              -------------
BALANCE AT DECEMBER 31,
  1996......................    $ 508,525
Issuance of common stock....        1,216
Exercise of stock options
  (including tax benefit of
  $2,762)...................        8,866
Net loss....................      (19,303)
Other.......................        2,477
                                ---------
BALANCE AT DECEMBER 31,
  1997......................      501,781
Issuance of common stock....        1,447
Exercise of stock options...        5,688
Funding of litigation
  settlements...............       53,557
Net loss....................     (560,214)
Other.......................           64
                                ---------
BALANCE AT DECEMBER 31,
  1998......................        2,323
Issuance of common stock....          920
Exercise of stock options...          217
Funding of litigation
  settlements...............       31,721
Reverse 1 for 3 stock
  split.....................          (24)
Net loss....................      (33,702)
Other.......................          (15)
                                ---------
BALANCE AT DECEMBER 31,
  1999......................    $   1,440
                                =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Per-Se Technologies, Inc. and its subsidiaries ("Per-Se" or the "Company"). All significant intercompany transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Per-Se completed the sale of Medaphis Services Corporation ("Hospital Services") in 1998 and Impact Innovations Group ("Impact") in 1999. The results of these segments are classified as discontinued operations for all periods presented. See Note 2 for further discussion of the Company's discontinued operations.

     NATURE OF OPERATIONS. Per-Se provides business management services, application software solutions and Internet-based connectivity primarily to the healthcare industry throughout the United States. The Company historically has not experienced any significant losses related to individual clients, classes of clients or groups of clients in any geographical area.

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

     On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on the unbilled accounts receivable and related revenue recognition within the Company's industry. The Commission's guidance requires the accounting change to be reflected by the Company's quarter ending March 31, 2000. Therefore, consistent with the Commission's guidance and changing industry practice, the Company will begin recognizing revenue in its Physician Services segment on an "as billed" basis in fiscal 2000. The Company does not expect this change to significantly affect annual recognized revenue amounts. The change in accounting method will result in the elimination of approximately $38 million of unbilled accounts receivable. The one-time, cumulative charge in the Company's March 31, 2000 statement of operations will be approximately $23 million, on a net of tax basis. This will have no effect on cash flow.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     RESTRICTED CASH. Restricted cash principally represents amounts collected on behalf of certain clients, a portion of which is held in trust until remitted to such clients. In 1999, the Company also had restrictions on $4.6 million of its cash as security for certain of the Company's letters of credit.

     PROPERTY AND EQUIPMENT. Property and equipment, including equipment under capital leases, are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally ten years for furniture and fixtures, three to ten years for equipment and twenty years for buildings.

     INTANGIBLE ASSETS. Intangible assets are composed principally of goodwill, client lists and software development costs.

     Goodwill and Client Lists. Goodwill represents the excess of the cost of the businesses acquired over the fair value of net identifiable assets at the date of the acquisition and is amortized over its estimated useful life using the straight-line method. The Company is amortizing its goodwill of $10.4 million over its remaining useful life of fifteen years and its client lists of $21.3 million over their remaining estimated nine-year period of benefit.

     The Company monitors events and changes in circumstances that could indicate the carrying amounts of the intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of the intangible assets by determining whether the carrying value of such intangible assets will be recovered through undiscounted expected future cash flows. Should the Company determine that the carrying values of specific intangible assets are not recoverable, as was the case during 1998, the Company would record a charge to reduce the carrying value of such assets to their fair values. The Company determines fair value based on discounted expected future cash flows during the period of benefit. See Note 5 where the 1998 impairment of intangibles assets is discussed. No impairment losses that were related to goodwill or clients lists from continuing operations were recorded in 1999 or 1997.

     Software Development Costs. Intangible assets include software development costs incurred in the development or the enhancement of software developed by the Application Software and e-Health segments for resale. Software development costs are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. Software development costs are amortized using the straight-line method over the estimated economic lives of the assets, which are generally three to five years.

     STOCK-BASED COMPENSATION PLANS. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In Note 12, the Company presents the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"). SFAS No. 123 requires that companies which elect to not account for stock-based compensation as prescribed by

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES that statement shall disclose, among other things, the pro forma effects on net income (loss) and basic net income (loss) per share as if SFAS No. 123 had been adopted.

     LEGAL COSTS. The Company records charges for the legal and administrative fees, costs and expenses and damages or settlements it anticipates incurring in conjunction with its legal matters when management can reasonably estimate these costs.

     INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" between financial statement carrying amounts and the tax bases of existing assets and liabilities. The measurement of deferred tax assets and liabilities is predominantly determined by reference to the tax laws and changes to such laws. Management includes the consideration of future events in assessing the likelihood that tax benefits will be realized in the future. See Note 13 where the Company discusses the realizability of the deferred tax assets.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of the Company's financial instruments, including total cash, accounts receivable, accounts payable, accrued compensation, accrued expenses and current portion of long-term debt approximates fair value.

     BASIC NET LOSS PER COMMON SHARE. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is not presented as it is antidilutive. Stock options and warrants are the only securities issued that would have been included in the pro forma diluted earnings per share calculation.

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

2. DISCONTINUED OPERATIONS AND DIVESTITURES

     Management initiated a plan to focus the Company's financial and management resources on its three core healthcare segments, in an effort to return the Company to profitability. Management defined these segments as: Physician Services, Application Software and e-Health. In 1998, management began to seek alternatives for the remaining non-core business segments: Hospital Services and Impact. Although Hospital Services provided business management and accounts receivable management services to approximately 1,200 hospitals, the Company's management deemed the segment non-core as a substantial portion of the services offered was bad debt collection. Impact was deemed non-core as it did not provide consulting services to the healthcare industry.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. In February 1999, the Company received additional proceeds of $0.5 million based on the Hospital Services final closing balance sheet. In addition, Per-Se could receive a purchase price adjustment of up to $10.0 million subject to Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment will be determined by the second quarter of 2000. The Company recorded a $6.8 million gain, net of taxes of $5.4 million, as a result of this sale.

     In 1999, the Company completed the sale of both divisions of Impact. After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment would generate the greatest return to the stockholders and finalized its plan to sell Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for initial consideration of $45.0 million, subject to certain closing adjustments. The Company recorded a $28.1 million gain as a result of the Impact sales.

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

     Summarized financial information for the discontinued operations is as follows:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------
                                         1999                 1998                             1997
                                        -------   -----------------------------   ------------------------------
                                                  HOSPITAL                        HOSPITAL
                                        IMPACT    SERVICES   IMPACT     TOTAL     SERVICES    IMPACT     TOTAL
                                        -------   --------   -------   --------   --------   --------   --------
                                                                     (IN THOUSANDS)
Revenue...............................  $54,916   $100,081   $79,731   $179,812   $97,095    $101,524   $198,619
                                        =======   ========   =======   ========   =======    ========   ========
Income (loss) from discontinued
  operations before income taxes......    3,958      5,192    (5,263)       (71)    9,508     (10,419)      (911)
Income tax expense (benefit)..........      555      2,079    (2,079)        --     3,910      (4,115)      (205)
                                        -------   --------   -------   --------   -------    --------   --------
Income (loss) from discontinued
  operations, net of tax..............  $ 3,403   $  3,113   $(3,184)  $    (71)  $ 5,598    $ (6,304)  $   (706)
                                        =======   ========   =======   ========   =======    ========   ========

                                                       AS OF DECEMBER 31, 1998
                                                       -----------------------
                                                               IMPACT
                                                       -----------------------
                                                           (IN THOUSANDS)
Current assets.....................................            $16,399
Total assets.......................................             21,829
Current liabilities................................              9,787
Total liabilities..................................              9,957
Net assets of discontinued operations..............             11,872

     On May 28, 1997, Per-Se sold Healthcare Recoveries, Inc. ("HRI") through an initial public offering of 100% of its stock, which generated net proceeds to the Company of $126.4 million and an extraordinary gain of $76.4 million, net of taxes of $46.2 million. Per-Se acquired HRI on August 28, 1995 through a business

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES combination accounted for as a pooling-of-interests and therefore, the resultant gain from the sale has been presented as an extraordinary item. The net proceeds from the sale were used to pay down borrowings under the then-current debt facility. At the time of the sale, HRI was not a separate reportable segment.

3. RESTRUCTURING AND OTHER CHARGES

     Components of restructuring and other charges are as follows:

                                                              1999    1998     1997
                                                              ----   ------   -------
                                                                  (IN THOUSANDS)
Restructuring charges.......................................   $--   $1,289   $ 2,759
Property and equipment impairment...........................   --       681     4,959
Legal costs.................................................   --     1,999     2,600
Pooling charges.............................................   --        --       (17)
Severance costs.............................................   --     1,222     2,524
Other.......................................................   --        --     3,916
                                                               --    ------   -------
                                                               $--   $5,191   $16,741
                                                               ==    ======   =======

     Restructuring Charges. In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). There were two components of the Reengineering Project: (i) workflow, process and operational improvements along with new technology development; and (ii) office consolidation within Physician Services (the "Physician Services Restructuring Plan"). The Company periodically reevaluates the adequacy of the reserves established for the Physician Services Restructuring Plan and in 1999 and 1997 recorded an additional charge of $0.3 million and $1.7 million, respectively, for lease termination costs.

     In August 1997, the Company adopted a plan to combine the operations of its software and consulting companies and recorded charges of $0.5 million for the costs associated with the termination of certain leases and $0.6 million for severance costs related to approximately 10 employees who had been notified of their termination. In 1999, the Company revised its plan to combine the operations of its software and consulting companies and reduced the reserve for lease termination costs by $0.3 million.

     In 1998, Application Software recorded approximately $1.3 million of restructuring costs for severance when management decided to restructure its operations to more appropriately align Application Software's resources with future operational needs and new product development. The severance costs relate to approximately 35 employees, primarily in the areas of professional services and research and development, who had been notified of their termination.

     A description of the type and amount of restructuring costs recorded at the commitment date and subsequently incurred for all of the restructurings discussed above are as follows:

                        RESERVE                    COSTS      RESERVE                     COSTS      RESERVE
                        BALANCE                   APPLIED     BALANCE                    APPLIED     BALANCE
                       JANUARY 1,     RESERVE     AGAINST   DECEMBER 31,     RESERVE     AGAINST   DECEMBER 31,
                          1997      ADJUSTMENTS   RESERVE       1997       ADJUSTMENTS   RESERVE       1998
                       ----------   -----------   -------   ------------   -----------   -------   ------------
                                                            (IN THOUSANDS)
Lease termination
  costs..............    $5,314       $2,176      $(2,035)     $5,455        $   --      $(1,163)     $4,292
Severance............        --          583         (425)        158         1,289         (299)      1,148
                         ------       ------      -------      ------        ------      -------      ------
                         $5,314       $2,759      $(2,460)     $5,613        $1,289      $(1,462)     $5,440
                         ======       ======      =======      ======        ======      =======      ======

                        COSTS      RESERVE
                       APPLIED     BALANCE
                       AGAINST   DECEMBER 31,
                       RESERVE       1999
                       -------   ------------
                           (IN THOUSANDS)
Lease termination
  costs..............  $  (764)     $3,528
Severance............     (875)        273
                       -------      ------
                       $(1,639)     $3,801
                       =======      ======

     The terminated leases have various expiration dates through 2005 and the severance will be paid during 2000.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Property and Equipment Impairment. In connection with the Company's assessment of the recoverability of certain of its long-lived assets, the Company recorded a charge of $5.0 million for impairment losses during 1997.

     In 1998, the Company recorded a charge of $0.7 million related to the write-down of certain properties held for sale to their net realizable value.

     Legal Costs. In 1998 and 1997, the Company evaluated the adequacy of its reserves for the legal and administrative fees, costs and expenses associated with various legal matters and recorded a net charge of $2.0 million and $2.6 million, respectively.

     Severance Costs. In 1995, management of Physician Services formalized an involuntary severance benefit plan. The Company recorded charges of approximately $0.5 million in 1997 in accordance with Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, to reflect the expense for employees' rights to involuntary severance benefits that have accumulated to date.

     In 1998 and 1997, the Company recorded charges of $1.2 million and $2.0 million, respectively, for severance costs associated with former executive management.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $  1,790   $  3,861
Buildings...................................................     5,536      7,865
Furniture and fixtures......................................    25,373     15,201
Equipment...................................................   102,844     95,383
Leasehold improvements......................................     9,134      8,662
                                                              --------   --------
                                                               144,677    130,972
Less accumulated depreciation...............................   110,574     83,018
                                                              --------   --------
                                                              $ 34,103   $ 47,954
                                                              ========   ========

5. INTANGIBLE ASSETS AND IMPAIRMENT CHARGE

     Intangible assets consists of the following:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Goodwill....................................................  $12,317   $12,317
Client lists................................................   39,681    39,681
Software development costs..................................   44,814    37,316
                                                              -------   -------
                                                               96,812    89,314
Less accumulated amortization...............................   50,366    41,073
                                                              -------   -------
                                                              $46,446   $48,241
                                                              =======   =======

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Expenditures on capitalized software development costs were approximately $7.5 million, $4.5 million and $5.2 million in 1999, 1998 and 1997, respectively. Amortization expense related to the Company's capitalized software costs totaled $4.5 million, $5.0 million and $4.5 million in 1999, 1998 and 1997, respectively. The unamortized balance of software development costs at December 31, 1999 and 1998 was $14.8 million and $11.8 million, respectively.

     The Company recorded research and development expenses of approximately $9.2 million, $10.8 million and $4.5 million in 1999, 1998 and 1997, respectively.

6. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued interest............................................  $ 6,264   $ 6,253
Accrued restructuring and severance costs...................    2,331     3,711
Accrued legal costs.........................................      532     1,222
Accrued taxes...............................................    1,842     2,301
Funds due clients...........................................    3,419       753
Accrued costs of businesses acquired........................      406       574
Other.......................................................   11,655     7,547
                                                              -------   -------
                                                              $26,449   $22,361
                                                              =======   =======

7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
9 1/2% Senior Notes due 2005 (the "Notes")..................  $175,000   $175,000
Capital lease obligations, weighted average effective
  interest rates of 8.7% and 7.7%...........................        38        135
Other.......................................................     2,100        945
                                                              --------   --------
                                                               177,138    176,080
Less current portion........................................     2,138      1,067
                                                              --------   --------
                                                              $175,000   $175,013
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

     Payment of principal, premium, if any, and interest on the Notes is fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain insignificant foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets, separate from its

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES investment in subsidiaries. Any non-guarantor subsidiaries are inconsequential individually and in the aggregate to the consolidated financial statements.

     At December 31, 1999, the estimated fair value of the Notes is approximately $135.6 million based on the quoted market price for these Notes. Although the fair value of the Notes is less than the carrying amount, settlement at the reported fair value may not be possible. The carrying amounts of the remaining debt reflected in the consolidated balance sheets approximate fair value of such instruments due to the variable rate nature of substantially all of this debt.

     The Company entered into a $100 million credit facility (the "Credit Facility") on February 20, 1998. The Company used the proceeds from the offering of the Notes, together with the initial borrowing under this Credit Facility and available cash, to repay $210 million under a previous debt facility plus accrued interest. The Company paid a quarterly commitment fee on the unused portion of the Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. On November 30, 1998, the Company used $71.5 million of the $103.2 million net proceeds received from the sale of Hospital Services to repay and terminate the Credit Facility. The Company recorded charges in 1998 of $8.4 million, net of tax of $3.8 million, to write-off the unamortized costs associated with both the Company's previous debt facility and the Credit Facility.

     It is the Company's policy to amortize debt issuance costs using the straight-line method over the life of the debt agreement. Amortization expense related to debt issuance costs for the years ended 1999, 1998 and 1997 were $1.2 million, $2.5 million and $3.0 million, respectively.

     The Company's capital leases consist principally of leases for equipment. As of December 31, 1999 and 1998, the net book value of equipment subject to capital leases totaled $0.1 million and $0.2 million, respectively.

     The aggregate maturities of long-term debt and capital lease obligations are as follows (in thousands):

2000........................................................  $  2,138
2001........................................................        --
2002........................................................        --
2003........................................................        --
2004........................................................        --
Thereafter..................................................   175,000
                                                              --------
                                                              $177,138
                                                              ========

8. LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases, which expire at various dates through 2011. Rent expense was $16.7 million, $15.3 million and $17.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

2000........................................................  $16,483
2001........................................................   12,822
2002........................................................   11,139
2003........................................................    8,926
2004........................................................    7,232
Thereafter..................................................    6,858
                                                              -------
                                                              $63,460
                                                              =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

9. LEGAL MATTERS

SETTLED LEGAL MATTERS

     In October 1999, the Company and Foundation Health Services, Inc. ("Foundation"), formerly Health Systems International, Inc., settled litigation arising out of Per-Se's acquisition of Health Data Sciences Corporation ("HDS") in June of 1996. Pursuant to the settlement, Foundation realized $25.0 million from its investment in HDS, consisting of $3.6 million from the sale of 325,590 shares of Per-Se Common Stock received by Foundation in the June 1996 HDS transaction, $4.6 million in cash funded by the Company's insurers, $5.0 million in cash paid by the Company and $11.8 million from the October 1999 sale by Foundation of 1,333,333 shares of Per-Se Common Stock issued to Foundation.

     On June 24, 1999, the Company entered into a settlement agreement with the former shareholders of Medical Management Sciences, Inc. ("MMS") related to claims arising out of Per-Se's acquisition of MMS in December of 1995. The litigation has been dismissed with prejudice. The settlement agreement provided for the issuance by the Company to the MMS Shareholders of 166,667 shares of Common Stock and warrants to purchase an additional 166,667 shares of Common Stock. In addition, the Company entered into a five-year consulting agreement with Providence Management Corporation, a company controlled by a former MMS shareholder, providing for a $300,000 up front payment and $150,000 a year for the five-year term. The Company also paid the MMS Shareholders $375,000 for the MMS Shareholders' interest in a malpractice claim.

     On June 21, 1999, the Company finalized the settlement with the United States government concerning its investigation of the Company's wholly-owned subsidiary, PST Emergency Medicine Services, Inc. (the "Emergency Medicine division"), formerly Gottlieb's Financial Services, Inc., requiring the Company to pay to the United States and the various states a total of $15.0 million. The Company paid $6.8 million to the United States on June 29, 1999, $1.2 million on September 30, 1999, $2.2 million, in the aggregate, to the participating states on October 1, 1999 and $1.2 million to the United States on December 31, 1999. The balance of $3.6 million will be paid in $0.9 million increments to the United States at the end of each calendar quarter of 2000. The deferred portion of the settlement payment will bear interest at the one-year Treasury Bill rate. All pending claims against the Company by the United States and the Relator in underlying qui tam litigation have been dismissed with prejudice and the United States has released the Company from all civil and administrative claims arising out of the emergency room billing of government programs services provided by the Emergency Medicine division from 1993 through the date of the settlement agreement with the United States. The settlement agreements with the participating states provide for the release of the Company by the states of all civil and administrative claims arising out of the emergency room billing services provided by the Emergency Medicine division from 1993 through the date of the settlement agreement with the individual state.

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

     On January 28, 1998, SCI Management Corporation ("SCI") filed a complaint against BSG Alliance/IT, Inc. (later known as Impact Innovations Group, Inc.) seeking recovery for alleged damages in connection with work performed by the commercial division of Impact under a consulting contract. The Company sold the commercial division of Impact effective April 15, 1999 but retained responsibility for this matter. The Company and SCI reached an agreement to refund $5.3 million to SCI and on November 4, 1999, the Company paid $3.2 million to SCI and issued a promissory note for $2.1 million bearing interest at 8.25% payable on October 31, 2000.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

PENDING LEGAL MATTERS

     On May 10, 1999, a motion to reopen a putative class action complaint filed by Ernest Hecht and Stephen D. Strandberger was granted. During 1998, this case had been dismissed with prejudice and without leave to amend. The reinstated appeal is pending. The Company is unable to estimate the final outcome and any loss related to this matter.

     On January 8, 1997, the Commission notified the Company that it was conducting a formal, non-public investigation into, among other things, former officers and Company transactions including the restatements of the Company's consolidated financial statements for the three months and year ended December 31, 1995 and its unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company continues to monitor the investigation as it proceeds.

     The Company is subject to claims and litigation in the ordinary course of its business. Within the Company's industry, federal and state civil and criminal laws govern medical billing and collection activities. These laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. The Company and its clients have received, and the Company may continue to receive, official inquiries concerning billing and collection practices.

     The Company believes that it has meritorious defenses to the claims assessed in legal matters. There can be no assurance that existing or future claims, government investigations, including the Commission investigation, and legal matters will not have an adverse effect on the Company. Since the Company is unable to estimate a range of awards or losses, if any, on pending legal matters, no amounts have been reflected in the financial statements unless noted.

10. CAPITAL STOCK

     On November 23, 1999, a special meeting of the Company's stockholders was held at which the stockholders approved a one-for-three reverse split of the Company's Common Stock (the "Reverse Split"). The Reverse Split reduced the number of shares of the Company's Common Stock outstanding to approximately 30 million from approximately 90 million. This enabled the Company to bring its number of outstanding shares down to a level more consistent with companies of similar size and to maintain compliance with The Nasdaq Stock Market (R) ("Nasdaq") listing requirements. The Reverse Split had no effect on the number of shares that the Company is authorized to issue and no effect on the $0.01 par value of the Common Stock. No fractional shares were issued in the Reverse Split; instead, stockholders will be paid cash for any fractional shares. The numbers of shares, per share amounts and market prices of the Company's Common Stock set forth herein have been retroactively adjusted for all periods presented to reflect the Reverse Split.

     On June 17, 1997, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to authorize the Board of Directors to issue from time to time, without further stockholder action (unless required in a specific case by applicable Nasdaq rules), 20 million shares of one or more series of preferred stock (the "Preferred Stock"), with such terms and for such consideration as the Board of Directors may determine.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

11. STOCKHOLDERS' RIGHTS PLAN

     On January 21, 1999, the Company's Board of Directors approved a stockholders' rights plan (the "Rights Plan"). Pursuant to the Rights Plan, the Company declared a dividend of one right for each outstanding share of Common Stock to stockholders of record at the close of business on February 16, 1999 (the "Record Date"). Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, without par value (the "Series A Preferred Stock"), at a purchase price of $75 per Unit, as adjusted for the Reverse Split.

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

12. COMMON STOCK OPTIONS AND STOCK AWARDS

     The Company has several stock option plans including a Non-Qualified Stock Option Plan, a Non-Qualified Stock Option Plan for Employees of Acquired Companies and a Non-Qualified Stock Option Plan for Non-Executive Employees. Granted options expire 10 to 11 years after the date of grant and generally vest over a three-to-five-year period. The total number of options available for future grant under these stock options plans was approximately 1.7 million at December 31, 1999.

     The Company also has a Non-Employee Director Stock Option Plan (the "Director Plan") for non-employees who serve on the Company's Board of Directors. The Director Plan provides for an initial grant of 3,333 options at a strike price corresponding to the average of the fair market values for the five trading days prior to the date of the grant. Additionally, each non-employee director receives an annual grant of 666 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan originally vested over a five-year period and expired eleven years from the date of grant. On April 1, 1999, the Director Plan was amended so that all options granted under the Director Plan fully vest as of the date of grant but shall not become exercisable until one year after the date of grant. As of December 31, 1999, the Company had 7,211 options available for future grant under this plan.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company has a Senior Executive Non-Qualified Stock Option Plan which permits certain of the Company's former executive officers to purchase up to an aggregate of 183,582 shares of the Company's Common Stock at $6 per share. All remaining options available for grant under this plan have been granted. Currently, there are 26,667 options exercisable that will expire January 16, 2001.

     Activity related to all stock option plans and warrants, is summarized as follows (shares in thousands):

                                     1999                        1998                         1997
                           -------------------------   -------------------------   --------------------------
                                    WEIGHTED-AVERAGE            WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                           SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE
                           ------   ----------------   ------   ----------------   -------   ----------------
Options outstanding as of
  January 1..............   3,705        $16.62         3,048        $17.89          3,709        $26.24
Granted..................     401         10.15         1,997         16.23          3,154         18.63
Exercised................     (53)         4.03          (414)        13.91           (434)        14.28
Canceled.................    (933)        16.65          (926)        21.13         (3,381)        28.20
                           ------                      ------                      -------
Options outstanding as of
  December 31............   3,120        $16.00         3,705        $16.62          3,048        $17.89
                           ======                      ======                      =======
Options exercisable as of
  December 31............   1,592        $17.23         1,281        $16.85          1,185        $16.92
                           ======                      ======                      =======
Weighted-average fair
  value of options
  granted during the
  year...................  $ 6.31                      $ 7.53                      $  9.15

     The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                          ----------------------------------------   ------------------------
                                                            WEIGHTED-                   NUMBER
                                              NUMBER         AVERAGE     WEIGHTED-   EXERCISABLE    WEIGHTED-
                                          OUTSTANDING AT    REMAINING     AVERAGE         AT         AVERAGE
                                           DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES                       1999           LIFE         PRICE         1999         PRICE
------------------------                  --------------   -----------   ---------   ------------   ---------
$0.066 to $6.00.........................         95           2.23        $ 3.81           95        $ 3.81
$7.83 to $13.05.........................      1,013           9.53          9.69          309          9.85
$13.594 to $22.50.......................      1,649           7.66         17.20          946         17.21
$26.10 to $29.625.......................        286           7.61         28.64          180         28.61
$30.00 to $135.00.......................         77           6.09         41.51           62         41.94
                                              -----                                     -----
$0.066 to $135.00.......................      3,120           8.06         16.00        1,592         17.23
                                              =====                                     =====

     On April 25, 1997, the Compensation Committee of the Board of Directors of the Company approved an adjustment of the exercise price for certain outstanding employee stock options, which had an exercise price of $16.50 and above. The revised exercise price of $16.125 was established by reference to the closing price of the Company's Common Stock on April 25, 1997. The outstanding options held by then-current executive officers of the Company were adjusted as part of such option restrike, but no adjustments were made to any options held by directors or former employees of the Company. In approving the adjustment, the Compensation Committee relied upon the views of its outside advisors with respect to the legal, accounting and compensation issues associated with the action and took into consideration, among other things, the following factors:
(i) the Company historically had paid salaries which were at or below market levels and had made up for lower salaries through stock option grants to employees; (ii) the Company historically had used stock options as its principal long-term incentive program; (iii) the highly skilled employees of the Company possessed marketable skills; and (iv) senior management of the Company believed that there was potential for increased

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES attrition among its key employees and that adjustment of the exercise price of the outstanding options would significantly help to mitigate such risk.

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

                                                              1999    1998    1997
                                                              -----   -----   -----
Expected life (years).......................................   4.50    3.74    4.33
Risk-free interest rate.....................................   5.78%   5.09%   6.39%
Dividend rate...............................................   0.00%   0.00%   0.00%
Expected volatility.........................................  76.22%  61.66%  54.09%

     In June of 1999, in connection with the settlement with the former shareholders of MMS, the Company issued warrants to purchase 166,667 shares of Common Stock. These warrants are currently exercisable at an exercise price of $15.9375 per share and will expire in 2004.

     During 1998, in connection with the settlement of a putative class action law suit, the Company issued warrants to purchase 1,769,841 shares of Common Stock. These warrants are currently exercisable at an exercise price of $36.00 per share and will expire in 2003.

     Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss and pro forma basic loss per share would have increased to the following pro forma amounts:

                                                           1999         1998          1997
                                                        ----------   -----------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net loss:
  As reported.........................................   $(33,702)    $(560,214)    $(19,303)
  Pro forma -- for SFAS No. 123.......................    (52,686)     (573,791)     (34,374)
Pro forma basic net loss per share:
  As reported.........................................   $  (1.20)    $  (21.82)    $  (0.80)
  Pro forma -- for SFAS No. 123.......................      (1.88)       (22.35)       (1.42)

     Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

     Per-Se has never paid cash dividends on its Common Stock. The Indenture dated as of February 20, 1998, with respect to the Company's outstanding 9 1/2% Senior Notes due 2005, contains restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

13. INCOME TAXES

     Income tax (benefit) expense is comprised of the following:

                                                               1999       1998        1997
                                                              -------   ---------   --------
                                                                      (IN THOUSANDS)
Current:
  Federal...................................................  $    --   $      --   $    943
  State.....................................................   (1,165)      1,234      6,092
Deferred:
  Federal...................................................   (5,806)   (127,783)    10,629
  State.....................................................     (797)    (17,524)     1,620
  Foreign...................................................       --          --        380
Valuation allowance.........................................    6,603     203,772      8,126
                                                              -------   ---------   --------
          Total income tax (benefit) expense................   (1,165)     59,699     27,790
Income tax benefit (expense) on extraordinary item..........       --       3,779    (46,192)
Cumulative effect of accounting change......................       --          --      1,629
Income tax benefit (expense) on discontinued operations.....      555      (5,013)       205
                                                              -------   ---------   --------
Income tax (benefit) expense on continuing operations.......  $  (610)  $  58,465   $(16,568)
                                                              =======   =========   ========

     A reconciliation between the amount determined by applying the federal statutory rate to loss before income taxes and income tax (benefit) expense is as follows:

                                                                1999       1998        1997
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Income tax benefit at federal statutory rate................  $(11,582)  $(175,172)  $(38,182)
State taxes, net of federal benefit.........................    (1,588)    (24,024)    (5,236)
Nondeductible goodwill amortization.........................        --       2,927      3,241
Nondeductible deal costs of business combinations...........        --          --        (38)
Nondeductible litigation settlement.........................     6,749       6,900     13,097
Nondeductible write-off of goodwill.........................        --      43,558         --
Valuation allowance.........................................     6,603     203,772      8,126
Foreign.....................................................        --          --        541
Other.......................................................      (792)        504      1,883
                                                              --------   ---------   --------
                                                              $   (610)  $  58,465   $(16,568)
                                                              ========   =========   ========

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes at December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Current:
Accounts receivable, unbilled...............................  $(23,310)  $(27,095)
Acquisition accruals........................................       663        461
Accrued expenses............................................    20,164     38,978
Valuation allowance.........................................    (5,496)   (24,279)
Other.......................................................     7,979     11,935
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Noncurrent:
Net operating loss carryforwards............................  $151,266   $126,093
Valuation allowance.........................................  (231,339)  (205,953)
Depreciation and amortization...............................    78,060     77,847
Other.......................................................     2,013      2,013
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

     At December 31, 1999, the Company had projected federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $380 million, which consist of $312 million of consolidated NOLs and $68 million of separate return limitation year NOLs. The NOLs will expire at various dates between 2004 and 2019.

     As of December 31, 1999, the Company has a deferred tax asset of $236.8 million, which is offset by a valuation allowance of $236.8 million. Realization of the deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the NOLs. If, during future periods, management believes the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation reserve accordingly.

14. EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans, a percentage of which are matched by the Company. The Company's contribution expense was $1.8 million, $1.7 million and $1.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company maintains a noncontributory money purchase pension plan that covers substantially all employees who are retained by the Company primarily to service specific physician clients. Contributions are determined annually by the Company not to exceed the maximum amount deductible for federal income tax purposes. The Company's contribution to the plan were $0.3 million, $0.7 million and $0.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     In July 1999, the Company's Board of Directors approved the termination of the Company's Employee Stock Purchase Plan ("ESPP") effective as of the close of business on December 31, 1999.

15. CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

                                                             1999      1998      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Non-cash investing and financing activities:
  Additions to capital lease obligations..................  $    --   $    42   $    --
  Common Stock issued upon funding of litigation
     settlements..........................................   30,226    53,557        --
  Issuance of promissory note.............................    2,100        --        --
  Issuance of stock warrants..............................    1,495        --        --
Cash paid for:
  Interest................................................   16,956    15,371    19,835
  Income taxes............................................      946     1,484    10,747

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

16. SEGMENT REPORTING

     The Company's reportable segments are strategic business units that offer different services and products. Per-Se provides its services and products through its three operating segments: Physician Services, Application Software and e-Health.

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

     The Application Software segment provides financial and clinical software including patient scheduling, staff management, clinical information systems and patient financial management software. These applications enable healthcare organizations to simultaneously optimize the quality of care delivered and the profitability of business operations.

     The e-Health segment offers Internet-enabled and private network connectivity to both integrated healthcare delivery networks and physician practices, including electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health offers physician practice management software as Application Service Provider ("ASP") to physician practices.

     Certain expenses previously included in Corporate overhead have been reclassified to the Physician Services segment and the Application Software segment for all periods presented.

     HRI provided subrogation and related recovery services primarily to healthcare payers and was sold on May 28, 1997.

     Per-Se evaluates each segment's performance based on operating profit or loss. The Company accounts for intersegment sales as if the sales were to third parties.

     Information concerning the operations in these reportable segments is as follows:

                                                           1999       1998       1997
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Revenue:
  Physician Services...................................  $240,200   $264,323   $278,475
  Application Software.................................    62,145     70,849     85,037
  e-Health.............................................    31,343     25,886     25,342
  HRI..................................................        --         --     14,720
  Eliminations.........................................   (11,559)   (11,235)   (11,154)
                                                         --------   --------   --------
                                                         $322,129   $349,823   $392,420
                                                         ========   ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                           1999       1998       1997
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Operating (loss) profit (1):
  Physician Services...................................  $ (5,541)  $(12,608)  $(11,402)
  Application Software.................................    (1,071)    (8,932)    19,560
  e-Health.............................................      (190)      (912)       613
  HRI..................................................        --         --      3,685
  Corporate............................................   (17,671)   (22,727)   (28,908)
                                                         --------   --------   --------
                                                         $(24,473)  $(45,179)  $(16,452)
                                                         ========   ========   ========
Interest expense, net..................................  $ 16,102   $ 23,494   $ 23,398
                                                         ========   ========   ========
Restructuring and other charges
  (including intangible asset impairment
  and litigation settlements):
  Physician Services...................................  $  2,086   $411,139   $  7,394
  Application Software.................................      (336)     1,245      1,006
  Corporate............................................    23,061     19,435     60,841
                                                         --------   --------   --------
                                                         $ 24,811   $431,819   $ 69,241
                                                         ========   ========   ========
Loss before income taxes...............................  $(65,386)  $(500,492) $(109,091)
                                                         ========   ========   ========
Depreciation and amortization:
  Physician Services...................................  $ 15,674   $ 28,340   $ 34,360
  Application Software.................................     6,793      7,342      5,258
  e-Health.............................................     2,429      1,912      1,630
  HRI..................................................        --         --        401
  Corporate............................................     4,574      4,331      1,901
                                                         --------   --------   --------
                                                         $ 29,470   $ 41,925   $ 43,550
                                                         ========   ========   ========
Capital expenditures:
  Physician Services...................................  $  7,422   $ 15,836   $  5,646
  Application Software.................................     1,242      2,863      1,697
  e-Health.............................................       882      2,300      1,089
  HRI..................................................        --         --        108
  Corporate............................................       872      2,790      2,455
                                                         --------   --------   --------
                                                         $ 10,418   $ 23,789   $ 10,995
                                                         ========   ========   ========

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Identifiable assets:
  Physician Services........................................  $116,423   $134,485
  Application Software......................................    39,265     46,917
  e-Health..................................................    18,904     18,403
  Corporate (2).............................................    90,425     86,916
                                                              --------   --------
                                                              $265,017   $286,721
                                                              ========   ========

---------------

(1) Excludes restructuring and other charges, litigation settlements, intangible asset impairment and interest expense.
(2) 1998 includes net assets of $11,872 related to discontinued operations.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    QUARTER ENDED
                                                  -------------------------------------------------
                                                  MARCH 31   JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                  --------   --------   ------------    -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999 (1)(2):
  Revenue.......................................  $ 81,374   $ 82,357    $  81,270        $77,128
  Net loss from continuing operations...........   (14,570)   (39,984)      (4,685)        (5,537)
  Discontinued operations.......................       774      4,374       (4,604)        30,530
  Net (loss) income.............................   (13,796)   (35,610)      (9,289)        24,993
  Net loss per common share from continuing
     operations.................................     (0.55)     (1.44)       (0.16)         (0.19)
  Discontinued operations per common share......      0.03       0.16        (0.15)          1.03
  Net (loss) income per common share............  $  (0.52)  $  (1.28)   $   (0.31)       $  0.84
  Weighted average shares outstanding...........    26,309     27,775       28,465         29,798
1998 (3)(4):
  Revenue.......................................  $ 95,347   $ 89,330    $  81,980        $83,166
  Net loss from continuing operations...........    (6,645)   (31,886)    (513,158)(5)     (7,268)
  Discontinued operations.......................     1,494      2,071       (2,847)         6,425(6)
  Extraordinary items...........................    (5,557)        --           --         (2,843)
  Net loss......................................   (10,708)   (29,815)    (516,005)        (3,686)
  Net loss per common share from continuing
     operations.................................     (0.27)     (1.24)      (19.57)         (0.28)
  Discontinued operations per common share......      0.06       0.08        (0.11)          0.24
  Extraordinary item per common share...........     (0.23)        --           --          (0.10)
  Net loss per common share.....................  $  (0.44)  $  (1.16)   $  (19.68)       $ (0.14)
  Weighted average shares outstanding...........    24,493     25,712       26,218         26,242

---------------

(1) The quarterly periods ended June 30, 1999 and September 30, 1999 also included the impact of $29.2 million and $(4.4) million, respectively, of charges for litigation settlements.
(2) The quarterly periods ended March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 also included the impact of $0.5 million, $4.0 million, $(6.0) million and $29.2 million, respectively, of gain (loss) on the sale of discontinued operations.
(3) The quarterly periods ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998 included the impact of $0.6 million, $1.0 million, $1.8 million and $1.8 million, respectively, of restructuring and other charges. See Note 3 for a detailed explanation of these charges.
(4) The quarterly periods ended June 30, 1998, September 30, 1998 and December 31, 1998 also included the impact of $21.9 million, $19.5 million and $(5.4) million, respectively, of charges for litigation settlements.
(5) The quarterly period ended September 30, 1998 also included the impact of a $390.6 million intangible asset impairment charge.
(6) The quarterly period ended December 31, 1998 also included the gain on the sale of Hospital Services of $7.2 million, net of tax.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Per-Se Technologies, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 8, 2000 appearing in the 1999 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 8, 2000

                           PER-SE TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                  ADDITIONS
                                                            ---------------------
                                               BALANCE AT   CHARGED TO   CHARGED
                                               BEGINNING    COSTS AND    TO OTHER                BALANCE AT
                 DESCRIPTION                    OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS   END OF YEAR
                 -----------                   ----------   ----------   --------   ----------   -----------
                                                                      (IN THOUSANDS)
Year Ended December 31, 1999
  Allowance for doubtful accounts............   $ 20,723     $  4,991       --       $(11,213)    $ 14,501
  Valuation allowance for deferred taxes.....    230,232           --       --          6,603      236,835
Year Ended December 31, 1998
  Allowance for doubtful accounts............   $ 10,746     $ 14,269       --       $ (4,292)    $ 20,723
  Valuation allowance for deferred taxes.....     26,460      203,772       --             --      230,232
Year Ended December 31, 1997
  Allowance for doubtful accounts............   $  8,146     $  6,459      $43       $ (3,902)    $ 10,746
  Valuation allowance for deferred taxes.....     18,334        8,126       --             --       26,460