Form 10-Q
period 2000-03-31
PER SE TECHNOLOGIES INC
filed 2000-05-15
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-19480

                           PER-SE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                              58-1651222
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification No.)

      2840 MT. WILKINSON PARKWAY                       30339
           ATLANTA, GEORGIA                          (Zip code)
   (Address of principal executive
                offices)

                                 (770) 444-5300
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                               OUTSTANDING AT MAY 5, 2000
                    -----                               --------------------------
                Common Stock                                 29,868,205 shares
               $0.01 par value
           Non-voting Common Stock                               0 shares
               $0.01 par value

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

                                                                PAGE
                                                                ----
PART I:  FINANCIAL INFORMATION
  Item 1.  Financial Statements
           Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999............................       2
           Consolidated Statements of Operations for the
           three months ended March 31, 2000 and 1999.......       3
           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000 and 1999.......       4
           Notes to Consolidated Financial Statements.......       5
  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............      10
PART II:  OTHER INFORMATION.................................      14
  Item 1.  Legal Proceedings................................      14
  Item 6.  Exhibits and Reports on Form 8-K.................      15
  Index to Exhibits.........................................      17

                      ------------------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY PER-SE TECHNOLOGIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF PER-SE TECHNOLOGIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED MARCH 27, 2000, WHICH IS INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2000           1999
                                                                ---------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  49,091     $  74,354
  Restricted cash...........................................        6,663         7,519
                                                                ---------     ---------
     Total cash (Note 2)....................................       55,754        81,873
  Accounts receivable, billed...............................       46,710        46,097
  Accounts receivable, unbilled.............................        4,513        42,813
  Other.....................................................        8,148         7,394
                                                                ---------     ---------
     Total current assets...................................      115,125       178,177
Property and equipment, net.................................       32,483        34,103
Intangible assets...........................................       48,745        46,446
Other.......................................................        5,964         6,291
                                                                ---------     ---------
                                                                $ 202,317     $ 265,017
                                                                =========     =========
CURRENT LIABILITIES:
  Accounts payable..........................................    $   8,100     $  10,005
  Accrued compensation......................................       13,504        21,842
  Accrued expenses..........................................       16,478        26,449
  Accrued litigation settlements............................        3,087         4,043
  Current portion of long-term debt.........................        2,179         2,138
                                                                ---------     ---------
                                                                   43,348        64,477
  Deferred revenue..........................................       19,419        20,396
                                                                ---------     ---------
     Total current liabilities..............................       62,767        84,873
Long-term debt..............................................      175,000       175,000
Other obligations...........................................        3,588         3,704
                                                                ---------     ---------
     Total liabilities......................................      241,355       263,577
                                                                ---------     ---------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................           --            --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     29,868 and 29,575 issued and outstanding in 2000 and
     1999, respectively.....................................          299           296
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................           --            --
  Paid-in capital...........................................      774,259       771,864
  Warrants..................................................        1,495         1,495
  Accumulated deficit.......................................     (815,091)     (772,215)
                                                                ---------     ---------
     Total stockholders' (deficit) equity...................      (39,038)        1,440
                                                                ---------     ---------
                                                                $ 202,317     $ 265,017
                                                                =========     =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
Revenue.....................................................    $ 78,829    $ 81,374
                                                                --------    --------
Salaries and wages..........................................      52,258      53,154
Other operating expenses....................................      24,478      30,356
Depreciation................................................       3,964       6,787
Amortization................................................       2,419       2,267
Interest expense, net.......................................       3,653       3,904
                                                                --------    --------
     Total expenses.........................................      86,772      96,468
                                                                --------    --------
Loss before income taxes....................................      (7,943)    (15,094)
Income tax benefit..........................................      (1,114)       (524)
                                                                --------    --------
Loss from continuing operations.............................      (6,829)    (14,570)
                                                                --------    --------
Discontinued operations, net of tax:
  Income from discontinued operations.......................          --         304
  Gain on sale of subsidiaries..............................       1,654         470
                                                                --------    --------
                                                                   1,654         774
                                                                --------    --------
Loss before cumulative effect of accounting change..........      (5,175)    (13,796)
Cumulative effect of accounting change, net of tax..........     (37,684)         --
                                                                --------    --------
     Net loss...............................................    $(42,859)   $(13,796)
                                                                ========    ========
Basic net (loss) income per common share:
  Loss from continuing operations...........................    $  (0.23)   $  (0.55)
  Income from discontinued operations, net of tax...........        0.06        0.03
  Cumulative effect of accounting change, net of tax........       (1.27)         --
                                                                --------    --------
  Net loss..................................................    $  (1.44)   $  (0.52)
                                                                ========    ========
Weighted average shares outstanding.........................      29,757      26,309
                                                                ========    ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................    $(42,859)   $(13,796)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Income from discontinued operations.......................          --        (304)
  Depreciation and amortization.............................       6,383       9,054
  Additional gain on sale of subsidiaries...................      (1,654)       (796)
  Cumulative effect of accounting change....................      37,684          --
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................         353          (8)
     Accounts receivable, billed............................        (541)       (681)
     Accounts receivable, unbilled..........................         616       1,654
     Accounts payable.......................................      (1,905)      1,733
     Accrued compensation...................................      (8,354)        678
     Accrued expenses.......................................      (9,519)     (7,106)
     Accrued litigation settlements.........................        (956)       (515)
     Deferred revenue.......................................        (977)      2,503
     Other, net.............................................        (613)      2,275
                                                                --------    --------
     Net cash used for continuing operations................     (22,342)     (5,309)
     Net cash used for discontinued operations..............          --      (5,952)
                                                                --------    --------
       Net cash used for operating activities...............     (22,342)    (11,261)
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired..........................        (955)         --
Purchases of property and equipment.........................      (2,216)     (2,112)
Additional net proceeds from sale of subsidiaries...........       1,654         796
Proceeds from sale of property and equipment................          21         373
Software development costs..................................      (1,773)     (1,537)
                                                                --------    --------
       Net cash used for investing activities...............      (3,269)     (2,480)
                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock.............................         299         503
Proceeds from the exercise of stock options.................          82          48
Payments of debt............................................         (29)        (40)
Deferred financing costs....................................          (4)         --
                                                                --------    --------
       Net cash provided by financing activities............         348         511
                                                                --------    --------
CASH AND CASH EQUIVALENTS
Net change..................................................     (25,263)    (13,230)
Balance at beginning of period..............................      74,354      54,409
                                                                --------    --------
Balance at end of period....................................    $ 49,091    $ 41,179
                                                                ========    ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Per-Se Technologies, Inc. ("Per-Se" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed March 27, 2000.

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

NOTE 2 -- DIVESTITURES -- CASH RECEIPTS AND DISCONTINUED OPERATIONS

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on the Hospital Services final closing balance sheet and payment on certain Hospital Services accounts receivable retained by Per-Se. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million. In addition, Per-Se received a purchase price adjustment of $10.0 million cash from NCO in May 2000 based on Hospital Services' achievement of various operational targets in 1999. Receipt of that payment will be reflected in the Company's second quarter of 2000 financial statements.

     In 1999, the Company completed the sale of both divisions of Impact. After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment would generate the greatest return to the stockholders and finalized its plan to sell Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

     Pursuant to APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been presented to reflect both Hospital Services and Impact as discontinued operations for all periods presented.

     The net operating results of these segments have been reported in the Consolidated Statements of Operations as "Income from discontinued operations" and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash used for discontinued operations."

     Summarized financial information for the discontinued operations is as follows:

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                IMPACT
                                                                -------
Revenue.....................................................    $20,622
                                                                =======
Income from discontinued operations before income taxes.....        502
Income tax expense..........................................        198
                                                                -------
Income from discontinued operations, net of tax.............    $   304
                                                                =======

NOTE 3 -- RECENT ACQUISITIONS

     On February 9, 2000, the Company acquired the outstanding capital stock of Knowledgeable Healthcare Solutions, Inc. ("KHS") for initial consideration of $3.0 million, consisting of $1.0 cash and $2.0 million of the Company's Common Stock. In addition, the purchase agreement provides for a purchase price adjustment of up to $6.0 million, payable in cash and the Company's Common Stock, should KHS meet certain operational targets over the next three years. KHS has developed a managed care software product that is used by Per-Se to provide business management services to numerous independent physician associations.

     The KHS acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $2.9 million of the purchase price has been allocated to intangible assets and will be amortized using the straight-line method over five years. The operating results of KHS, which were not material to the Company's operations, are included in the Company's Consolidated Statements of Operations from the date of acquisition.

NOTE 4 -- CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on the unbilled accounts receivable and related revenue recognition within the Company's industry. The Commission's guidance encourages the accounting change to be reflected by the Company's quarter ended March 31, 2000. Therefore, consistent with the Commission's guidance and changing industry practice, the Company began recognizing revenue in its Physician Services segment on an "as billed" basis January 1, 2000. The Company does not expect this change to significantly impact annual recognized revenue amounts. There is no effect on cash flow resulting from this change.

     The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash charge in the Company's March 31, 2000 statement of operations reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance. See Note 8 for further discussion of income taxes.

NOTE 5 -- LEGAL MATTERS

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

     On May 10, 1999, a motion by plaintiffs to reopen a putative class action complaint filed by Ernest Hecht and Stephen D. Strandberger was granted by the courts. During 1998, this case had been dismissed against Per-Se with prejudice and without leave to amend. The reinstated appeal is pending. The Company is unable to estimate the final outcome and any loss related to this matter.

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

     The Company believes that it has meritorious defenses to the claims asserted in existing legal matters. There can be no assurance that existing or future claims, government investigations, including the Commission investigation, and legal matters will not have an adverse effect on the Company. Since the Company is unable to estimate a range of awards or losses, if any, on pending legal matters, no amounts have been reflected in the financial statements.

NOTE 6 -- RESTRUCTURING AND OTHER CHARGES

     The description of the type and the amount of restructuring costs applied against each reserve in the quarter ended March 31, 2000 are as follows:

                                                             RESERVE                        RESERVE
                                                             BALANCE      COSTS APPLIED     BALANCE
                                                             12/31/99    AGAINST RESERVE    3/31/00
                                                             --------    ---------------    -------
                                                                         (IN THOUSANDS)
Lease termination costs..................................     $3,528          $(266)        $3,262
Severance................................................        273             --            273
                                                              ------          -----         ------
                                                              $3,801          $(266)        $3,535
                                                              ======          =====         ======

NOTE 7 -- LONG-TERM DEBT

     Under the indenture governing the 9 1/2% $175 million of Senior Notes due 2005 (the "Notes"), the balance of the net sale proceeds, as defined, from the sale of Hospital Services, the commercial division of Impact, the government division of Impact or from the sale of any other asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of receipt of proceeds related to the sale. To the extent that such net proceeds are not invested within 360 days, such amount constitutes "excess proceeds." If the aggregate amount of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds. As of May 15, 2000, aggregate excess proceeds did not exceed $10.0 million.

NOTE 8 -- INCOME TAXES

     At March 31, 2000, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance of $251.8 million against the deferred tax asset was required. The increase in the valuation allowance of $15.0 million is directly related to the elimination of the Company's unbilled accounts receivable (see
Note 4) and, as such, was recorded against the cumulative effect of accounting change. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

     The Company recognized a $1.2 million tax benefit in the quarter ended March 31, 2000 related to a state income tax refund.

NOTE 9 -- SEGMENT REPORTING

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

     The e-Health segment offers Internet-enabled and private network connectivity to both integrated healthcare delivery networks and physician practices, including electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health offers physician practice management software as an application service provider to physician practices.

     Per-Se evaluates each segment's performance based on operating profit or loss. The Company accounts for intersegment sales as if the sales were to third parties.

     Information concerning the operations in these reportable segments is as follows:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                  2000           1999
                                                                ---------    ------------
                                                                     (IN THOUSANDS)
Revenue:
  Physician Services........................................    $ 58,822       $ 61,457
  Application Software......................................      14,352         15,193
  e-Health..................................................       8,487          7,580
  Eliminations..............................................      (2,832)        (2,856)
                                                                --------       --------
                                                                $ 78,829       $ 81,374
                                                                ========       ========
Operating profit (loss)(1):
  Physician Services........................................    $     80       $ (2,839)
  Application Software......................................      (1,692)        (2,668)
  e-Health..................................................         905             (7)
  Corporate.................................................      (3,583)        (5,676)
                                                                --------       --------
                                                                $ (4,290)      $(11,190)
                                                                ========       ========
Interest expense, net.......................................    $  3,653       $  3,904
                                                                ========       ========
Loss before income taxes....................................    $ (7,943)      $(15,094)
                                                                ========       ========
Depreciation and amortization:
  Physician Services........................................    $  3,332       $  4,553
  Application Software......................................       1,764          1,713
  e-Health..................................................         610            615
  Corporate.................................................         677          2,173
                                                                --------       --------
                                                                $  6,383       $  9,054
                                                                ========       ========
Capital expenditures:
  Physician Services........................................    $  1,049       $  1,242
  Application Software......................................         161            246
  e-Health..................................................         641            234
  Corporate.................................................         365            390
                                                                --------       --------
                                                                $  2,216       $  2,112
                                                                ========       ========

                                                                          AS OF
                                                                -------------------------
                                                                MARCH 31,    DECEMBER 31,
                                                                  2000           1999
                                                                ---------    ------------
                                                                     (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................    $ 78,171       $116,423
  Application Software......................................      40,012         39,265
  e-Health..................................................      19,244         18,904
  Corporate.................................................      64,890         90,425
                                                                --------       --------
                                                                $202,317       $265,017
                                                                ========       ========

---------------
(1) Includes depreciation and amortization expense; excludes interest expense, net.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, is a global leader in delivering technology-enabled business management services, financial and clinical software solutions and Internet-enabled connectivity and e-health solutions to healthcare providers. Per-Se delivers its services and products through its three operating segments: Physician Services, Application Software and e-Health.

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

     The e-Health segment offers Internet-enabled and private network connectivity to both integrated healthcare delivery networks and physician practices, including electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health offers physician practice management software as an application service provider to physician practices.

     Per-Se markets its products and services primarily to integrated healthcare delivery networks, hospitals, physician practices, long-term care facilities, home health providers and managed care organizations.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Operating Profit (Loss). Operating profit (loss), which excludes interest expense, classified by the Company's different operating segments is as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                 2000        1999
                                                                -------    --------
                                                                  (IN THOUSANDS)
Physician Services..........................................    $    80    $ (2,839)
Application Software........................................     (1,692)     (2,668)
e-Health....................................................        905          (7)
Corporate...................................................     (3,583)     (5,676)
                                                                -------    --------
                                                                $(4,290)   $(11,190)
                                                                =======    ========

     Physician Services' significant increase in operating profit for the three months ended March 31, 2000 as compared to the operating loss for the same period in 1999 is attributable to management's efforts to reduce costs by streamlining processes and reducing the overall headcount of this segment.

     The reduction in Application Software's operating loss for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is a result of lower operating expenses.

     e-Health's operating profit for the three months ended March 31, 2000 as compared to an operating loss for the three months ended March 31, 1999 is primarily due to the segment's increase in revenue.

     The decrease in the Company's overhead is related to management's continued commitment to reduce costs where feasible and create more efficient processes.

     Revenue. Revenue classified by the Company's different reportable segments is as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                 2000        1999
                                                                -------    --------
                                                                  (IN THOUSANDS)
Physician Services..........................................    $58,822    $ 61,457
Application Software........................................     14,352      15,193
e-Health....................................................      8,487       7,580
Eliminations................................................     (2,832)     (2,856)
                                                                -------    --------
                                                                $78,829    $ 81,374
                                                                =======    ========

     Physician Services' revenue decreased slightly in the first quarter of 2000 as compared to the same period in 1999. The decline is primarily attributable to Per-Se and client-initiated discontinuances throughout 1999. Client discontinuances initiated by the Company are a result of management's ongoing review and evaluation process of unprofitable or marginally profitable clients that yield returns unacceptable to management. However, the rate of client-initiated discontinuances continues to decrease. The discontinuances were partially offset by the addition of new business during the first quarter of 2000.

     Application Software's revenue decreased slightly in the first quarter of 2000 as compared to the same period in 1999. The decrease is attributable to higher as sold revenue in the first quarter of 1999 and client-initiated implementation delays in the first quarter of 2000.

     e-Health's revenue increased 12% in the first quarter of 2000 as compared to the same period in 1999. The increase is a result of greater external claims processing. Approximately 56% of the increase is attributable to increases in volume at the Company's statement processing center ("Laser Center").

     Interest. Net interest expense was $3.7 million in the first quarter of 2000 as compared with $3.9 million in the first quarter of 1999. The decrease is attributable to interest income of $0.9 million generated from the short-term investment of cash offset by slightly greater debt outstanding and interest related to the deferred portion of a prior period legal settlement.

     Income Taxes. At March 31, 2000, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance of $251.8 million against the deferred tax asset was required, an increase of $15.0 million from December 31, 1999. The adjustment is directly related to the elimination of the Company's unbilled accounts receivable (see Cumulative Effect of Accounting Change discussion below) and, as such, was recorded against the cumulative effect of accounting change. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

     The Company recognized a $1.2 million tax benefit in the quarter ended March 31, 2000 related to a state income tax refund.

     Discontinued Operations. Summarized financial information for the discontinued operations for the three-month period ended March 31, 1999 is as follows:

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                                IMPACT
                                                                -------
Revenue.....................................................    $20,622
                                                                =======
Income from discontinued operations before income taxes.....        502
Income tax expense..........................................        198
                                                                -------
Income from discontinued operations, net of tax.............    $   304
                                                                =======

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on the Hospital Services final closing balance sheet and payment on certain Hospital Services accounts receivable retained by Per-Se. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million. In addition, Per-Se received a purchase price adjustment of $10.0 million cash from NCO in May 2000 based on Hospital Services' achievement of various operational targets in 1999. Receipt of that payment will be reflected in the Company's second quarter of 2000 financial statements.

     In 1999, the Company completed the sale of both divisions of Impact. After reviewing several alternatives for Impact throughout 1998, management concluded a sale of this segment would generate the greatest return to the stockholders and finalized its plan to sell Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received in March 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

     For the three months ended March 31, 1999, income from discontinued operations before income taxes includes the reversal of a $1.1 million lease abandonment reserve which was no longer necessary due to the sale of the commercial division of Impact.

     Cumulative Effect of Accounting Change. On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on the unbilled accounts receivable and related revenue recognition within the Company's industry. The Commission's guidance encourages the accounting change to be reflected by the Company's quarter ended March 31, 2000. Therefore, consistent with the Commission's guidance and changing industry practice, the Company began recognizing revenue in its Physician Services segment on an "as billed" basis January 1, 2000. The Company does not expect this change to significantly impact annual recognized revenue. There is no effect on cash flow resulting from this change.

     The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash charge in the Company's March 31, 2000 statement of operations reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $52.4 million at March 31, 2000, including $49.1 million of unrestricted cash and cash equivalents. The $40.9 million decrease in working capital from December 31, 1999 is primarily the result of the timing of payments on accruals, the payment of semi-annual interest payments required under the $175 million of 9 1/2% Senior Notes due 2005 (the "Notes") and investment in the Company's operations.

     The Company completed its divestiture of non-core operations in December 1999. The Company sold Hospital Services on November 30, 1998 for $103.2 million net proceeds. In February 1999, the Company received additional proceeds of $0.5 million based on Hospital Services' tangible net worth at closing. In addition, Per-Se received a purchase price adjustment of $10.0 million cash from NCO in May 2000 based on Hospital Services' achievement of various operational targets in 1999.

     The Company sold the commercial division of Impact effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million that was paid on July 16, 1999. The Company sold the government division of Impact on December 17, 1999 for approximately $46.5 million, including a purchase price adjustment of $1.5 million received in March 2000 based on the division's tangible net worth at closing.

     Under the Indenture governing the Notes, the balance of the net proceeds, as defined, from the sale of Hospital Services, the two divisions of Impact or the sale of any other asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of receipt of proceeds related to the sale. To the extent that such net proceeds are not invested within 360 days, such amount constitutes "excess proceeds." If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds.

     As of March 31, 2000, uninvested net proceeds related to the sale of non-core operations and other assets totaled approximately $61.4 million. The net proceeds are the result of various asset sales and, as such, under the Indenture, must be invested in the Company's business by varying points in time during 2000. In addition, the Company will have to invest a minimum of approximately $47.2 million by December 11, 2000 to preclude the Company's obligation to make an offer to repurchase the Notes at par in the first quarter of 2001. As of May 15, 2000, aggregate excess proceeds did not exceed $10.0 million.

     The Company believes that its current cash flow is sufficient to permit the Company to meet its operating expenses, service its debt requirements as they become due in the next twelve months and for the long term and to invest in the business.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     On May 10, 1999, a motion by plaintiffs to reopen a putative class action complaint filed by Ernest Hecht and Stephen D. Strandberger was granted by the courts. During 1998, this case had been dismissed against Per-Se with prejudice and without leave to amend. The reinstated appeal is pending. The Company is unable to estimate the final outcome and any loss related to this matter.

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

     The Company believes that it has meritorious defenses to the claims asserted in existing legal matters. There can be no assurance that existing or future claims, government investigations, including the Commission investigation, and legal matters will not have an adverse effect on the Company. Since the Company is unable to estimate a range of awards or losses, if any, on pending legal matters, no amounts have been reflected in the financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

    EXHIBIT NUMBER                                DOCUMENT
    --------------                                --------
        2.1        --   Stock Purchase Agreement dated as of October 15, 1998,
                        between Registrant and NCO Group, Inc. (incorporated by
                        reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
                        for the quarter ended September 30, 1998).
        2.2        --   Stock Purchase Agreement dated as of April 20, 1999, among
                        Complete Business Solutions, Inc., E-Business Solutions.com,
                        Inc., Impact Innovations Holdings, Inc. and Registrant
                        (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
        2.3        --   Stock Purchase Agreement dated as of November 4, 1999, among
                        J3 Technology Services Corp., Impact Innovations Holdings,
                        Inc., Impact Innovations Government Group, Inc. and
                        Registrant (incorporated by reference to Exhibit 2.3 to
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1999).
        3.1        --   Restated Certificate of Incorporation of Registrant
                        (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
        3.2        --   Restated By-laws of Registrant (incorporated by reference to
                        Exhibit 3.2 to Annual Report on Form 10-K for the year ended
                        December 31, 1999).
        4.1        --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
                        (including form of note) (incorporated by reference to
                        Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
                        1998).
        4.2        --   Warrant Agreement dated as of July 8, 1998, between
                        Registrant and SunTrust Bank, Atlanta, as Warrant Agent
                        (including form of warrant certificate) (incorporated by
                        reference to Exhibit 4.2 to Registration Statement on Form
                        8-A filed on July 21, 1998).
        4.3        --   Rights Agreement dated as of February 11, 1999, between
                        Registrant and American Stock Transfer & Trust Company
                        (including form of rights certificates) (incorporated by
                        reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
        4.4        --   First Amendment to Rights Agreement dated as of February 11,
                        1999, between Registrant and American Stock Transfer & Trust
                        Company, entered into as of May 4, 2000.
       27          --   Financial Data Schedule (for SEC use only)
       99.1        --   Safe Harbor Compliance Statement for Forward-Looking
                        Statements (incorporated by reference to Exhibit 99.1 to
                        Annual Report on Form 10-K for the year ended December 31,
                        1999).

     (B)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Per-Se Technologies, Inc.
                                          (Registrant)


                                          By:    /s/  WAYNE A. TANNER
                                          --------------------------------------

                                                      Wayne A. Tanner
                                                Executive Vice President and
                                                  Chief Financial Officer


                                          By:   /s/  MARY C. BLACKADAR
                                          --------------------------------------

                                                     Mary C. Blackadar
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Dated: May 15, 2000

                               INDEX TO EXHIBITS

    EXHIBIT NUMBER                                DOCUMENT
    --------------                                --------
          2.1      --   Stock Purchase Agreement dated as of October 15, 1998,
                        between Registrant and NCO Group, Inc. (incorporated by
                        reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
                        for the quarter ended September 30, 1998).
          2.2      --   Stock Purchase Agreement dated as of April 20, 1999, among
                        Complete Business Solutions, Inc., E-Business Solutions.com,
                        Inc., Impact Innovations Holdings, Inc. and Registrant
                        (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
          2.3      --   Stock Purchase Agreement dated as of November 4, 1999, among
                        J3 Technology Services Corp., Impact Innovations Holdings,
                        Inc., Impact Innovations Government Group, Inc. and
                        Registrant (incorporated by reference to Exhibit 2.3 to
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1999).
          3.1      --   Restated Certificate of Incorporation of Registrant
                        (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
          3.2      --   Restated By-laws of Registrant (incorporated by reference to
                        Exhibit 3.2 to Annual Report on Form 10-K for the year ended
                        December 31, 1999).
          4.1      --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
                        (including form of note) (incorporated by reference to
                        Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
                        1998).
          4.2      --   Warrant Agreement dated as of July 8, 1998, between
                        Registrant and SunTrust Bank, Atlanta, as Warrant Agent
                        (including form of warrant certificate) (incorporated by
                        reference to Exhibit 4.2 to Registration Statement on Form
                        8-A filed on July 21, 1998).
          4.3      --   Rights Agreement dated as of February 11, 1999, between
                        Registrant and American Stock Transfer & Trust Company
                        (including form of rights certificates) (incorporated by
                        reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
          4.4      --   First Amendment to Rights Agreement dated as of February 11,
                        1999, between Registrant and American Stock Transfer & Trust
                        Company, entered into as of May 4, 2000.
         27        --   Financial Data Schedule (for SEC use only)
         99.1      --   Safe Harbor Compliance Statement for Forward-Looking
                        Statements (incorporated by reference to Exhibit 99.1 to
                        Annual Report on Form 10-K for the year ended December 31,
                        1999).