Form 10-Q
period 2000-06-30
PER SE TECHNOLOGIES INC
filed 2000-08-14
CIK 878556

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

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-19480

                           PER-SE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE               58-1651222
     (State or other         (I.R.S. Employer
     jurisdiction of
     incorporation or       Identification No.)
      organization)

2840 MT. WILKINSON PARKWAY         30339
     ATLANTA, GEORGIA           (Zip code)
  (Address of principal
    executive offices)

                                 (770) 444-5300
               Registrant's telephone number, including area code

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  ___   No  [ ]

Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              SHARES OUTSTANDING
TITLE OF CLASS                                                AT AUGUST 7, 2000
--------------                                                ------------------
Common Stock $0.01 par value................................  29,879,411 shares
Non-voting Common Stock $0.01 par value.....................           0 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

                                                                     PAGE
                                                                     ----
PART I:  FINANCIAL INFORMATION
  Item 1.  Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999.......................................    2
           Consolidated Statements of Operations for the three and
           six months ended June 30, 2000 and 1999.................    3
           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2000 and 1999............................    4
           Notes to Consolidated Financial Statements..............    5
  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................   10
PART II:  OTHER INFORMATION
  Item 1.  Legal Proceedings.......................................   16
  Item 4.  Submission of Matters to a Vote of Security Holders.....   16
  Item 6.  Exhibits and Reports on Form 8-K........................   18
  Index to Exhibits................................................   20

                      ------------------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP.
1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS
EXHIBIT 99.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED MARCH 27, 2000, WHICH IS INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  65,284    $  74,354
  Restricted cash...........................................      6,557        7,519
                                                              ---------    ---------
     Total cash.............................................     71,841       81,873
  Accounts receivable, billed...............................     52,777       46,097
  Accounts receivable, unbilled.............................      2,904       42,813
  Other.....................................................      5,915        7,394
                                                              ---------    ---------
     Total current assets...................................    133,437      178,177
Property and equipment, net.................................     33,382       34,103
Intangible assets...........................................     48,094       46,446
Other.......................................................      5,677        6,291
                                                              ---------    ---------
                                                              $ 220,590    $ 265,017
                                                              =========    =========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  10,488    $  10,005
  Accrued compensation......................................     16,830       21,842
  Accrued expenses..........................................     20,357       26,449
  Accrued litigation settlements............................      2,862        4,043
  Current portion of long-term debt.........................      2,175        2,138
                                                              ---------    ---------
                                                                 52,712       64,477
  Deferred revenue..........................................     21,305       20,396
                                                              ---------    ---------
     Total current liabilities..............................     74,017       84,873
Long-term debt..............................................    175,000      175,000
Other obligations...........................................      3,217        3,704
                                                              ---------    ---------
     Total liabilities......................................    252,234      263,577
                                                              ---------    ---------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................         --           --
  Common stock, voting, $0.01 par value, 200,000 authorized;
     29,868 and 29,575 issued and outstanding in 2000 and
     1999, respectively.....................................        299          296
  Common stock, non voting, $0.01 par value, 600 authorized;
     none issued............................................         --           --
  Paid-in capital...........................................    774,270      771,864
  Warrants..................................................      1,495        1,495
  Accumulated deficit.......................................   (807,708)    (772,215)
                                                              ---------    ---------
     Total stockholders' (deficit) equity...................    (31,644)       1,440
                                                              ---------    ---------
                                                              $ 220,590    $ 265,017
                                                              =========    =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------    --------------------
                                                    2000        1999        2000        1999
                                                   -------    --------    --------    --------
Revenue........................................    $78,879    $ 82,357    $157,708    $163,730
                                                   -------    --------    --------    --------
Salaries and wages.............................     47,082      53,769      99,340     106,923
Other operating expenses.......................     22,717      27,541      47,195      57,898
Depreciation...................................      4,483       5,654       8,447      12,440
Amortization...................................      2,388       2,248       4,807       4,515
Interest expense, net..........................      3,659       3,879       7,312       7,783
Legal settlements..............................         --      29,250          --      29,250
                                                   -------    --------    --------    --------
     Total expenses............................     80,329     122,341     167,101     218,809
                                                   -------    --------    --------    --------
Loss before income taxes.......................     (1,450)    (39,984)     (9,393)    (55,079)
Income tax expense (benefit)...................        371          --        (743)       (525)
                                                   -------    --------    --------    --------
Loss from continuing operations................     (1,821)    (39,984)     (8,650)    (54,554)
                                                   -------    --------    --------    --------
Discontinued operations, net of tax:
  Income from discontinued operations..........         --         357          --         661
  Gain on sale of subsidiaries.................      9,241       4,017      10,895       4,487
                                                   -------    --------    --------    --------
                                                     9,241       4,374      10,895       5,148
                                                   -------    --------    --------    --------
Income (loss) before cumulative effect of
  accounting change............................      7,420     (35,610)      2,245     (49,406)
Cumulative effect of accounting change, net of
  tax..........................................         --          --     (37,684)         --
                                                   -------    --------    --------    --------
     Net income (loss).........................    $ 7,420    $(35,610)   $(35,439)   $(49,406)
                                                   =======    ========    ========    ========
Basic net (loss) income per common share:
  Loss from continuing operations..............    $ (0.06)   $  (1.44)   $  (0.29)   $  (2.02)
  Income from discontinued operations, net of
     tax.......................................       0.31        0.16        0.36        0.19
  Cumulative effect of accounting change, net
     of tax....................................         --          --       (1.26)         --
                                                   -------    --------    --------    --------
     Net income (loss).........................    $  0.25    $  (1.28)   $  (1.19)   $  (1.83)
                                                   =======    ========    ========    ========
Weighted average shares outstanding............     29,868      27,775      29,812      27,046
                                                   =======    ========    ========    ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(35,439)  $(49,406)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Income from discontinued operations.......................        --       (661)
  Depreciation and amortization.............................    13,254     16,955
  Gain on sale of subsidiaries..............................   (10,895)    (4,814)
  Cumulative effect of accounting change....................    37,684         --
  Non-cash legal settlement costs...........................        --     25,738
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................       321        341
     Accounts receivable, billed............................    (6,608)     3,587
     Accounts receivable, unbilled..........................     2,225      3,467
     Accounts payable.......................................       483        (29)
     Accrued compensation...................................    (5,028)    (2,620)
     Accrued expenses.......................................    (5,817)      (671)
     Accrued litigation settlements.........................    (1,181)    (7,219)
     Deferred revenue.......................................       909      1,827
     Other, net.............................................     1,866      1,015
                                                              --------   --------
     Net cash used for continuing operations................    (8,226)   (12,490)
     Net cash used for discontinued operations..............        --     (4,617)
                                                              --------   --------
       Net cash used for operating activities...............    (8,226)   (17,107)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................    (7,650)    (4,541)
Software development costs..................................    (3,510)    (3,609)
Proceeds from sale of subsidiaries, net.....................    10,895     12,934
Proceeds from sale of property and equipment................        55      2,738
Acquisitions, net of cash acquired..........................      (970)        --
                                                              --------   --------
       Net cash (used for) provided by investing
        activities..........................................    (1,180)     7,522
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock......................       292        503
Proceeds from the exercise of stock options.................        82        181
Proceeds from borrowings....................................        --         --
Payments of debt............................................       (33)       (66)
Deferred financing costs....................................        (5)      (205)
                                                              --------   --------
       Net cash provided by financing activities............       336        413
                                                              --------   --------
CASH AND CASH EQUIVALENTS
Net change..................................................    (9,070)    (9,172)
Balance at beginning of period..............................    74,354     54,409
                                                              --------   --------
Balance at end of period....................................  $ 65,284   $ 45,237
                                                              ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Per-Se Technologies, Inc. (the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed March 27, 2000.

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

     Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is not presented as it is antidilutive. Stock options and warrants are the only securities issued that would have been included in the pro forma diluted earnings per share calculation.

     As more thoroughly discussed in Note 2, the Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact") segments have been presented as discontinued operations for all periods presented.

NOTE 2  -- DISCONTINUED OPERATIONS

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on the Hospital Services final closing balance sheet and payment on certain Hospital Services accounts receivable retained by the Company. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million.

     In addition, the Company received a purchase price adjustment of $10.0 million cash from NCO on May 5, 2000 based on Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million.

     In 1999, the Company completed the sale of both divisions of Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

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

     Summarized financial information for the discontinued operations is as follows:

                                                              FOR THE THREE
                                                               MONTHS ENDED
                                                              JUNE 30, 1999
                                                              -------------
                                                                  IMPACT
                                                              --------------
                                                              (IN THOUSANDS)
Revenue.....................................................     $12,555
                                                                 =======
Income from discontinued operations before income taxes.....         357
Income tax expense..........................................          --
                                                                 -------
Income from discontinued operations, net of tax.............     $   357
                                                                 =======

                                                               FOR THE SIX
                                                               MONTHS ENDED
                                                              JUNE 30, 1999
                                                              -------------
                                                                  IMPACT
                                                              --------------
                                                              (IN THOUSANDS)
Revenue.....................................................     $33,177
                                                                 =======
Income from discontinued operations before income taxes.....         661
Income tax expense..........................................          --
                                                                 -------
Income from discontinued operations, net of tax.............     $   661
                                                                 =======

NOTE 3 -- RECENT ACQUISITION

     On February 9, 2000, the Company acquired the outstanding capital stock of Knowledgeable Healthcare Solutions, Inc. ("KHS") for consideration of $3.1 million, consisting of $1.1 million cash and $2.0 million of the Company's Common Stock. In addition, the purchase agreement provides for a purchase price adjustment of up to $6.0 million, payable in cash and the Company's Common Stock, should KHS meet certain operational targets over the next three years. KHS has developed a managed care software product that is used by the Company to provide business management services to numerous independent physician associations and sold as turnkey software to healthcare payers and providers.

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

NOTE 4 -- CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on the unbilled accounts receivable and related revenue recognition within the Company's industry. The Commission's guidance encouraged the accounting change to be reflected by the Company's quarter ended March 31, 2000. Therefore, consistent with the Commission's guidance and changing industry practice, the Company began recognizing revenue in its Physician Services segment on an "as billed" basis January 1, 2000. The Company does not expect this change to significantly impact annual recognized revenue amounts. There is no effect on cash flow resulting from this change.

     The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash charge in the Company's statement of operations for the six months ended June 30, 2000 reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance. See Note 8 for further discussion of income taxes.

NOTE 5 -- LEGAL MATTERS

     The Company is subject to claims, litigation and official billing inquiries in the ordinary course of its business. Within the Company's industry, federal and state civil and criminal laws govern medical billing and collection activities. These laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from federal and state healthcare programs.

     On May 10, 1999, a motion by plaintiffs to reopen a putative class action complaint filed by Ernest Hecht and Stephen D. Strandberger was granted by the courts. During 1998, this case against the Company had been dismissed with prejudice and without leave to amend. In May 2000, the appellate court upheld the dismissal of the case against the Company without prejudice and without leave to amend. The period for further appeals has expired without any further appeal having been filed by the plaintiffs. This matter is effectively dismissed without any adverse effect against the Company.

     On January 8, 1997, the Commission notified the Company that it was conducting a formal, non-public investigation into, among other things, former officers and Company transactions including the restatements of the Company's consolidated financial statements for the three months and year ended December 31, 1995 and its unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company has cooperated with the Commission during its investigation. While the Company is unable to estimate the final outcome, the Company is confident that resolution of the investigation is likely within a few months with no material adverse effect on the Company.

     In December 1995, the Company acquired Medical Management Sciences, Inc. ("MMS") (now a part of the Company's Physician Services segment). At acquisition, a lawsuit was pending against MMS for the alleged breach of two related billing and asset purchase contracts entered into by MMS in 1994. In November 1996, a jury in that lawsuit returned a verdict that produced a net award to MMS of approximately $900,000. The trial court reversed the net award to MMS and awarded the plaintiffs approximately $1.2 million in 1998, which was reduced to approximately $950,000 by an appeals court in May 2000. In July 2000, MMS was granted a stay of the judgment against it pending a petition by MMS to the U.S. Supreme Court.

     The Company believes that it has meritorious defenses to the claims and other issues asserted in existing legal matters. There can be no assurance that existing or future claims, government investigations and legal matters will not have an adverse effect on the Company. Since the Company is often unable to estimate a range of awards or losses, if any, on pending legal matters, amounts have not been reflected in the financial statements unless estimable and probable.

NOTE 6 -- RESTRUCTURING AND OTHER CHARGES

     The description of the type and amount of restructuring costs recorded and applied against each reserve in the six months ended June 30, 2000 is as follows:

                                                        RESERVE                       RESERVE
                                                        BALANCE      COSTS APPLIED    BALANCE
                                                      DECEMBER 31,      AGAINST       JUNE 30,
                                                          1999          RESERVE         2000
                                                      ------------   --------------   --------
                                                                     (IN THOUSANDS)
Lease termination costs.............................     $3,528          $(376)        $3,152
Severance...........................................        273             --            273
                                                         ------          -----         ------
                                                         $3,801          $(376)        $3,425
                                                         ======          =====         ======

NOTE 7 -- LONG TERM DEBT

     Under the indenture governing the 9 1/2% $175 million of Senior Notes due 2005 (the "Notes"), the balance of the net sale proceeds, as defined, from the sale of Hospital Services, the commercial division of Impact, the government division of Impact or from the sale of any other asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of receipt of proceeds related to the sale. To the extent that such net proceeds are not invested within 360 days, such amount constitutes "excess proceeds." If the aggregate amount of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds. As of August 14, 2000, aggregate excess proceeds did not exceed $10.0 million.

NOTE 8 -- INCOME TAXES

     As of June 30, 2000, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance of $251.8 million against the deferred tax asset was required. The increase in the valuation allowance of $15.0 million is directly related to the elimination of the Company's unbilled accounts receivable (see
Note 4) and, as such, was recorded against the cumulative effect of accounting change. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

     The Company recognized a $1.2 million tax benefit in the quarter ended March 31, 2000 related to a state income tax refund offset by $371,000 related to state tax payments in the quarter ended June 30, 2000.

NOTE 9 -- SEGMENT REPORTING

     The Company's reportable segments are strategic business units that offer different services and products. The Company provides its services and products through its three operating segments: Physician Services, Application Software and e-Health Solutions.

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

     The e-Health Solutions segment offers Internet-enabled and private network connectivity to both integrated healthcare delivery networks and physician practices, including electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as an application service provider to physician practices.

     The Company evaluates each segment's performance based on operating profit or loss. The Company accounts for intersegment sales as if the sales were to third parties.

     Information concerning the operations in these reportable segments is as follows:

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         ------------------   -------------------
                                                          2000       1999       2000       1999
                                                         -------   --------   --------   --------
                                                                      (IN THOUSANDS)
Revenue:
  Physician Services...................................  $57,769   $ 61,462   $116,591   $122,919
  Application Software.................................   15,251     15,920     29,603     31,113
  e-Health Solutions...................................    8,600      7,868     17,087     15,448
  Eliminations.........................................   (2,741)    (2,893)    (5,573)    (5,750)
                                                         -------   --------   --------   --------
                                                         $78,879   $ 82,357   $157,708   $163,730
                                                         =======   ========   ========   ========
Operating profit (loss)(1):
  Physician Services...................................  $ 2,624   $ (1,667)  $  2,704   $ (4,506)
  Application Software.................................    1,962        168        270     (2,500)
  e-Health Solutions...................................    1,000       (439)     1,905       (446)
  Corporate............................................   (3,377)    (4,917)    (6,960)   (10,594)
                                                         -------   --------   --------   --------
                                                         $ 2,209   $ (6,855)  $ (2,081)  $(18,046)
                                                         =======   ========   ========   ========
Interest expense, net..................................  $ 3,659   $  3,879   $  7,312   $  7,783
                                                         =======   ========   ========   ========
Restructuring and other charges (including legal
  settlements):
  Physician Services...................................  $    --   $  1,750   $     --   $  1,750
  Corporate............................................       --     27,500         --     27,500
                                                         -------   --------   --------   --------
                                                         $    --   $ 29,250   $     --   $ 29,250
                                                         =======   ========   ========   ========
  Loss before income taxes.............................  $(1,450)  $(39,984)  $ (9,393)  $(55,079)
                                                         =======   ========   ========   ========
Depreciation and amortization:
  Physician Services...................................  $ 3,778   $  4,561   $  7,110   $  9,114
  Application Software.................................    1,763      1,723      3,526      3,435
  e-Health Solutions...................................      631        620      1,240      1,236
  Corporate............................................      699        998      1,378      3,170
                                                         -------   --------   --------   --------
                                                         $ 6,871   $  7,902   $ 13,254   $ 16,955
                                                         =======   ========   ========   ========
Capital expenditures:
  Physician Services...................................  $ 3,026   $  1,899   $  4,075   $  3,141
  Application Software.................................      717        250        878        496
  e-Health Solutions...................................    1,020        198      1,661        432
  Corporate............................................      671         79      1,036        472
                                                         -------   --------   --------   --------
                                                         $ 5,434   $  2,426   $  7,650   $  4,541
                                                         =======   ========   ========   ========

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................  $ 78,466     $116,423
  Application Software......................................    42,975       39,265
  e-Health Solutions........................................    19,575       18,904
  Corporate.................................................    79,574       90,425
                                                              --------     --------
                                                              $220,590     $265,017
                                                              ========     ========

---------------
(1) Includes depreciation and amortization expense; excludes legal settlements, restructuring and other charges and interest expense, net.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Per-Se Technologies, Inc. (the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, is a global leader in delivering technology-enabled business management services, financial and clinical software solutions and Internet-enabled connectivity and e-health solutions to healthcare providers and payers. The Company delivers its services and products through its three operating segments: Physician Services, Application Software and e-Health Solutions.

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

     The e-Health Solutions segment offers Internet-enabled and private network connectivity to both integrated healthcare delivery networks and physician practices, including electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as an application service provider to physician practices.

     The Company markets its products and services primarily to integrated healthcare delivery networks, hospitals, physician practices, long-term care facilities, home health providers, healthcare payers and managed care organizations.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
1999

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
                                                                  (IN THOUSANDS)
Physician Services..........................................    $57,769    $61,462
Application Software........................................     15,251     15,920
e-Health Solutions..........................................      8,600      7,868
Eliminations................................................     (2,741)    (2,893)
                                                                -------    -------
                                                                $78,879    $82,357
                                                                =======    =======

     Physician Services' revenue decreased 6.0% to $57.8 million in the second quarter of 2000 from $61.5 million in the same period of 1999. The revenue decline is primarily attributable to Company and client-initiated discontinuances throughout 1999. Client discontinuances initiated by the Company are a result of management's ongoing review and evaluation of marginally profitable clients that yield returns unacceptable to management. However, the rate of client-initiated discontinuances continues to trend down. The Company continues to add new business and new clients to offset the impact of client discontinuances.

     Application Software's revenue decreased by 4.2% for the second quarter of 2000 as compared to the second quarter of 1999. The decline is primarily the result of lower consulting services revenue in certain product lines. The company was able to generate incremental consulting fees for Year 2000 related services in 1999 compared to 2000. Higher maintenance revenue in 2000 partially offset the lower consulting revenue resulting in the slight overall revenue decline.

     e-Health Solutions' revenue increased 9.3% in the second quarter of 2000 compared to the same period in 1999. The increase is a result of higher volume in external claims processing at both the statement processing center ("Laser Center") and the electronic exchange center ("Per-Se Exchange").

     Operating Profit (Loss). Operating profit (loss), which excludes legal settlements, restructuring and other charges and interest expense, classified by the Company's reportable segments is as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 2,624    $(1,667)
Application Software........................................    1,962        168
e-Health Solutions..........................................    1,000       (439)
Corporate...................................................   (3,377)    (4,917)
                                                              -------    -------
                                                              $ 2,209    $(6,855)
                                                              =======    =======

     Physician Services experienced a significant increase in operating profit for the quarter ended June 30, 2000 as compared to the operating loss for the same period in 1999. The increase is attributable to management's efforts to focus on profitable business, as well as workforce reductions, process improvements and productivity enhancements initiated in the first half of the year.

     Application Software's operating profit rose from $0.2 million in the second quarter of 1999 to $2.0 million in second quarter of 2000. The increase is attributable management's focus on cost containment, specifically in the areas of salaries and wages and marketing expenses, as well as other operational improvements.

     e-Health Solutions' operating results improved from a loss of $0.4 million in the second quarter of 1999 to a profit of $1.0 million in second quarter of 2000. This is attributable to the revenue increases discussed above as well as lower operating expenses and salaries and wages expenses.

     The Company's overhead decreased 31.3% for the three months ended June 30, 2000 as compared to the to the same period in 1999. This decrease is related to management's continued commitment to reduce Corporate overhead costs where feasible.

     Interest. Net interest expense was $3.7 million in the second quarter of 2000 as compared with $3.9 million in the second quarter of 1999. The decrease is attributable to interest income of $1.0 million generated from the short-term investment of cash offset by interest related to the deferred portion of a prior period legal settlement.

     Legal Settlements. In June 1999, the Company recorded legal settlement charges of $21.5 million and $6.0 million related to litigation arising from the Company's June 1996 acquisition of Health Data Sciences Corporation ("HDS") and December 1995 acquisition of Medical Management Sciences, Inc. ("MMS"), respectively. In addition, the Company paid $1.8 million in June 1999 to settle contract claims against PST Emergency Medicine Services, Inc. (the "Emergency Medicine" division), which arose in January 1998 from a 1996 contract dispute in the ordinary course of business.

     Income Taxes. The Company recognized a $371,000 tax expense in the quarter ended June 30, 2000 related to state tax payments.

     Discontinued Operations. Summarized financial information for the discontinued operations for the three-month period ended June 30, 1999 is as follows (the 1999 results for Impact include the commercial division through April 15, 1999 -- the effective date of the sale):

                                                              FOR THE THREE
                                                               MONTHS ENDED
                                                              JUNE 30, 1999
                                                              --------------
                                                                  IMPACT
                                                              --------------
                                                              (IN THOUSANDS)
Revenue.....................................................     $12,555
                                                                 =======
Income from discontinued operations before income taxes.....         357
Income tax expense..........................................          --
                                                                 -------
Income from discontinued operations, net of tax.............     $   357
                                                                 =======

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on the Hospital Services final closing balance sheet and payment on certain Hospital Services accounts receivable retained by the Company. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million. In addition, the Company received a purchase price adjustment of $10.0 million cash from NCO on May 5, 2000 based on Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million.

     In 1999, the Company completed the sale of both divisions of Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received in March 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

     SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
Physician Services..........................................   $116,591        $122,919
Application Software........................................     29,603          31,113
e-Health Solutions..........................................     17,087          15,448
Eliminations................................................     (5,573)         (5,750)
                                                               --------        --------
                                                               $157,708        $163,730
                                                               ========        ========

     Physician Services' revenue decreased 5.1% to $116.6 million in the six months ended June 30, 2000 from $122.9 million in the same period of 1999. The decline in revenue is primarily attributable to Company and client-initiated discontinuances throughout 1999. Client discontinuances initiated by the Company are a result of management's ongoing review and evaluation of marginally profitable clients that yield returns unacceptable to management. However, the rate of client-initiated discontinuances continues to trend down. The Company continues to add new business and new clients to offset the impact of client discontinuances.

     Application Software's revenue declined by 4.9% from $31.1 million for the six months ended June 30, 1999 to $29.6 million for the same period in 2000. The decline is attributable to higher maintenance revenue offsetting lower software revenue in certain product lines.

     e-Health Solutions' revenue increased by 10.6% from $15.4 million for the six months ended June 30, 1999 to $17.1 million for the same period in 2000. The increase is a result of increased volume of external claims processing at both the Laser Center and Per-Se Exchange.

     Operating Profit (Loss). Operating profit (loss), which excludes legal settlements, restructuring and other charges and interest expense, classified by the Company's reportable segments is as follows:

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                1999            1998
                                                              --------        ---------
                                                                   (IN THOUSANDS)
Physician Services..........................................  $ 2,704         $ (4,506)
Application Software........................................      270           (2,500)
e-Health Solutions..........................................    1,905             (446)
Corporate...................................................   (6,960)         (10,594)
                                                              -------         --------
                                                              $(2,081)        $(18,046)
                                                              =======         ========

     Physician Services' $2.7 million operating profit for the six months ended June 30, 2000 reflects significant improvement as compared to a $4.5 million operating loss for the same period in 1999. The improvement is attributable to management's efforts to focus on profitable business, as well as workforce reductions, process improvements and productivity enhancements initiated in the first half of the year. In addition, depreciation expense was approximately $2.1 million lower due to a large number of assets that became fully depreciated during the first half of 1999.

     Application Software had an operating profit of $0.3 million for the first six months of 2000 as compared to a loss of $2.5 million for the same period in 1999. The increase is attributable management's focus on cost containment, specifically in the areas of salaries and wages and marketing expenses, as well as other operational improvements.

     e-Health Solutions' operating profit improved to $1.9 million for the first six months of 2000 from a loss of $0.4 million for the same period in 1999. This is attributable to the revenue increases previously discussed as well as lower operating expenses and salaries and wages expenses.

     The decrease in the Company's overhead for the six months ended June 30, 2000 as compared to the same period in 1999 is related to management's efforts to create more efficient processes and reduce Corporate overhead where feasible.

     Interest. Net interest expense was $7.3 million for the six-month period ended June 30, 2000 as compared to $7.8 million in the same period of 1999. The decrease is attributable to interest income of $1.9 million generated from the short-term investment of cash offset by interest related to the deferred portion of a prior period legal settlement.

     Legal Settlements. In June 1999, the Company recorded legal settlement charges of $21.5 million and $6.0 million related to the Company's June 1996 acquisition of HDS and December 1995 acquisition of MMS, respectively. In addition, the Company paid $1.8 million in June 1999 to settle contract claims against the Emergency Medicine division, which arose in January 1998 in the ordinary course of business.

     Income Taxes. As of June 30, 2000, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance of $251.8 million against the deferred tax asset was required. The increase in the valuation allowance of $15.0 million is directly related to the elimination of the Company's unbilled accounts receivable (see Cumulative Effect of Accounting Change discussion below) and, as such, was recorded against the cumulative effect of accounting change. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

     The Company recognized a $1.2 million tax benefit in the quarter ended March 31, 2000 related to a state income tax refund offset by $371,000 related to state tax payments in the quarter ended June 30, 2000.

     Discontinued Operations. Summarized financial information for the discontinued operations for the six-month period ended June 30, 1999 is as follows (the 1999 results for Impact include the commercial division through April 15, 1999 -- the effective date of the sale):

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                              IMPACT
                                                              -------
Revenue.....................................................  $33,177
                                                              =======
Income from discontinued operations before income taxes.....      661
Income tax expense..........................................       --
                                                              -------
Income from discontinued operations, net of tax.............  $   661
                                                              =======

     Cumulative Effect of Accounting Change. On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on the unbilled accounts receivable and related revenue recognition within the Company's industry. The Commission's guidance encouraged the accounting change to be reflected by the Company's quarter ended March 31, 2000. Therefore, consistent with the Commission's guidance and changing industry practice, the Company began recognizing revenue in its Physician Services segment on an "as billed" basis January 1, 2000. The Company does not expect this change to significantly impact annual recognized revenue amounts. There is no effect on cash flow resulting from this change.

     The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash charge in the Company's statement of operations for the six months ended June 30, 2000 reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $59.4 million at June 30, 2000, including $65.3 million of unrestricted cash and cash equivalents. The $33.9 million decrease in working capital from December 31, 1999 is primarily the result of the timing of payments on accruals, the payment of semi-annual interest payments required under the $175 million of 9 1/2% Senior Notes due 2005 (the "Notes") and investment in the Company's operations offset by cash flow generated by operations.

     The Company completed its divestiture of non-core operations in December 1999. The Company sold Hospital Services on November 30, 1998 for $103.2 million net proceeds. In February 1999, the Company received additional proceeds of $0.5 million based on Hospital Services' tangible net worth at closing. In addition, the Company received a purchase price adjustment of $10.0 million cash from NCO in May 2000 based on Hospital Services' achievement of various operational targets in 1999.

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

     As of June 30, 2000, uninvested net proceeds related to the sale of non-core operations and other assets totaled approximately $69.1 million. The net proceeds are the result of various asset sales and, as such, under the Indenture, must be invested in the Company's business by varying points in time during 2000. In addition, the Company will have to invest a minimum of approximately $45.2 million by December 11, 2000 to preclude the Company's obligation to make an offer to repurchase the Notes at par in the first quarter of 2001. As of August 14, 2000, aggregate excess proceeds did not exceed $10.0 million.

     The Company believes that its current cash flow is sufficient to permit the Company to meet its operating expenses, service its debt requirements as they become due in the next twelve months and for the long term and to invest in the business.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is subject to claims, litigation and official billing inquiries in the ordinary course of its business. Within the Company's industry, federal and state civil and criminal laws govern medical billing and collection activities. These laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from federal and state healthcare programs.

     On May 10, 1999, a motion by plaintiffs to reopen a putative class action complaint filed by Ernest Hecht and Stephen D. Strandberger was granted by the courts. During 1998, this case against the Company had been dismissed with prejudice and without leave to amend. In May 2000, the appellate court upheld the dismissal of the case against the Company without prejudice and without leave to amend. The period for further appeals has expired without any further appeal having been filed by the plaintiffs. This matter is effectively dismissed without any adverse effect against the Company.

     On January 8, 1997, the Commission notified the Company that it was conducting a formal, non-public investigation into, among other things, former officers and Company transactions including the restatements of the Company's consolidated financial statements for the three months and year ended December 31, 1995 and its unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company has cooperated with the Commission during its investigation. While the Company is unable to estimate the final outcome, the Company is confident that resolution of the investigation is likely within a few months with no material adverse effect on the Company.

     In December 1995, the Company acquired Medical Management Sciences, Inc. ("MMS") (now a part of the Company's Physician Services segment). At acquisition, a lawsuit was pending against MMS for the alleged breach of two related billing and asset purchase contracts entered into by MMS in 1994. In November 1996, a jury in that lawsuit returned a verdict that produced a net award to MMS of approximately $900,000. The trial court reversed the net award to MMS and awarded the plaintiffs approximately $1.2 million in 1998, which was reduced to approximately $950,000 by an appeals court in May 2000. In July 2000, MMS was granted a stay of the judgment against it pending a petition by MMS to the U.S. Supreme Court.

     The Company believes that it has meritorious defenses to the claims and other issues asserted in existing legal matters. There can be no assurance that existing or future claims, government investigations and legal matters will not have an adverse effect on the Company. Since the Company is often unable to estimate a range of awards or losses, if any, on pending legal matters, amounts have not been reflected in the financial statements unless estimable and probable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 4, 2000. The following directors were elected at such meeting:

NOMINEE                                 BOARD TERM    VOTES FOR    VOTES AGAINST   VOTES WITHHELD
-------                                ------------   ----------   -------------   --------------
Roderick M. Hills....................  Through 2000   24,600,842         --          2,252,239
David R. Holbrooke, M.D..............  Through 2000   24,590,596         --          2,262,485
David E. McDowell....................  Through 2000   24,600,684         --          2,252,397
Kevin E. Moley.......................  Through 2000   24,590,659         --          2,262,422
John C. Pope.........................  Through 2000   24,590,638         --          2,262,443
Allen W. Ritchie.....................  Through 2000   24,590,729         --          2,262,352
C. Christopher Trower................  Through 2000   24,590,533         --          2,262,548

     A proposal to increase the number of shares of the Company's Common Stock reserved for issuance under the Company's Second Amended and Restated Stock Option Plan from 2,652,152 shares to 5,652,152 shares, which is an increase of 3,000,000 shares, also was voted upon at the Annual Meeting of Stockholders, and was approved by the stockholders. Votes cast were 11,891,852 for, 3,090,176 against and 26,316 abstained.

     A proposal to increase the number of shares of the Company's Common Stock reserved for issuance under the Company's Non-Employee Director Stock Option Plan from 33,333 shares to 283,333 shares, which is an increase of 250,000 shares, also was voted upon at the Annual Meeting of Stockholders, and was approved by the stockholders. Votes cast were 13,723,773 for, 1,252,404 against and 32,168 abstained.

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
                    1999, between Registrant and American Stock Transfer & Trust
                    Company, entered into as of May 4, 2000 (incorporated by
                    reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                    for the quarter ended March 31, 2000).
   27          --   Financial Data Schedule (for SEC use only)
   99.1        --   Safe Harbor Compliance Statement for Forward-Looking
                    Statements. (incorporated by reference to Exhibit 99.1 to
                    Annual Report on Form 10-K for the year ended December 31,
                    1999).

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

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

                                          Per-Se Technologies, Inc.
                                          (Registrant)


                                          By:    /s/  WAYNE A. TANNER
                                          --------------------------------------
                                                      Wayne A. Tanner
                                                Executive Vice President and
                                                  Chief Financial Officer


                                          By:   /s/  MARY C. BLACKADAR
                                          --------------------------------------
                                                     Mary C. Blackadar
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

Date: August 14, 2000

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
                    1999, between Registrant and American Stock Transfer & Trust
                    Company, entered into as of May 4, 2000 (incorporated by
                    reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                    for the quarter ended March 31, 2000).
     27        --   Financial Data Schedule (for SEC use only)
     99.1      --   Safe Harbor Compliance Statement for Forward-Looking
                    Statements (incorporated by reference to Exhibit 99.1 to
                    Annual Report on Form 10-K for the year ended December 31,
                    1999).