Form 10-Q
period 2000-09-30
PER SE TECHNOLOGIES INC
filed 2000-11-14
CIK 878556

   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                            ---------------------------

                                     FORM 10-Q
   (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              SHARES OUTSTANDING
TITLE OF CLASS                                                AT NOVEMBER 6, 2000
--------------                                                -------------------
Common Stock $0.01 Par Value................................   29,901,554 Shares
Non-voting Common Stock $0.01 Par Value.....................            0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000

                                                                     PAGE
                                                                     ----
PART I:  FINANCIAL INFORMATION
  Item 1:  Financial Statements
           Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999.......................................    2
           Consolidated Statements of Operations for the three and
           nine months ended September 30, 2000 and 1999...........    3
           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999................    4
           Notes to Consolidated Financial Statements..............    5
  Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................   11
PART II:  OTHER INFORMATION
  Item 1:  Legal Proceedings.......................................   17
  Item 5:  Other Information.......................................   17
  Item 6:  Exhibits and Reports on Form 8-K........................   18
                                                                      20
  Index to Exhibits................................................

                      ------------------------------------

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP.
1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS
EXHIBIT 99.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED MARCH 27, 2000, WHICH IS INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  55,660      $  74,354
  Restricted cash...........................................        9,696          7,519
                                                                ---------      ---------
     Total cash.............................................       65,356         81,873
  Accounts receivable, billed...............................       48,834         46,097
  Accounts receivable, unbilled.............................        3,709         42,813
  Other.....................................................        5,886          7,394
                                                                ---------      ---------
     Total current assets...................................      123,785        178,177
Property and equipment, net.................................       28,321         34,103
Intangible assets...........................................       46,753         46,446
Other.......................................................        5,478          6,291
                                                                ---------      ---------
                                                                $ 204,337      $ 265,017
                                                                =========      =========
CURRENT LIABILITIES:
  Accounts payable..........................................    $   7,853      $  10,005
  Accrued compensation......................................       14,159         21,842
  Accrued expenses..........................................       16,865         26,449
  Accrued legal settlements.................................        1,709          4,043
  Current portion of long-term debt.........................        2,103          2,138
                                                                ---------      ---------
                                                                   42,689         64,477
  Deferred revenue..........................................       19,017         20,396
                                                                ---------      ---------
     Total current liabilities..............................       61,706         84,873
Long-term debt..............................................      175,000        175,000
Other obligations...........................................        2,990          3,704
                                                                ---------      ---------
     Total liabilities......................................      239,696        263,577
                                                                ---------      ---------
Stockholders' Equity:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................           --             --
  Common stock, voting, $0.01 par value, 200,000 authorized;
     29,902 and 29,575 issued and outstanding in 2000 and
     1999, respectively.....................................          299            296
  Common stock, non voting, $0.01 par value, 600 authorized;
     none issued............................................           --             --
  Paid-in capital...........................................      774,509        771,864
  Warrants..................................................        1,495          1,495
  Accumulated deficit.......................................     (811,662)      (772,215)
                                                                ---------      ---------
     Total stockholders' (deficit) equity...................      (35,359)         1,440
                                                                ---------      ---------
                                                                $ 204,337      $ 265,017
                                                                =========      =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Revenue.........................................    $75,381    $81,270    $233,089    $245,001
                                                    -------    -------    --------    --------
Salaries and wages..............................     46,921     53,388     146,260     160,311
Other operating expenses........................     22,202     26,363      69,397      84,260
Depreciation....................................      3,457      4,189      11,904      16,629
Amortization....................................      2,658      2,357       7,465       6,872
Interest expense, net...........................      3,601      4,075      10,913      11,858
Legal settlements...............................         --     (4,439)         --      24,811
                                                    -------    -------    --------    --------
     Total expenses.............................     78,839     85,933     245,939     304,741
                                                    -------    -------    --------    --------
Loss before income taxes........................     (3,458)    (4,663)    (12,850)    (59,740)
Income tax expense (benefit)....................        111         22        (633)       (502)
                                                    -------    -------    --------    --------
Loss from continuing operations.................     (3,569)    (4,685)    (12,217)    (59,238)
                                                    -------    -------    --------    --------
Discontinued operations, net of tax:
  Income from discontinued operations...........         --      1,351          --       2,012
  (Loss) gain on sale of subsidiaries...........       (351)    (5,955)     10,545      (1,468)
                                                    -------    -------    --------    --------
                                                       (351)    (4,604)     10,545         544
                                                    -------    -------    --------    --------
Loss before cumulative effect of accounting
  change........................................     (3,920)    (9,289)     (1,672)    (58,694)
Cumulative effect of accounting change, net of
  tax...........................................         --         --      37,684          --
                                                    -------    -------    --------    --------
     Net loss...................................    $(3,920)   $(9,289)   $(39,356)   $(58,694)
                                                    =======    =======    ========    ========
Basic net (loss) income per common share:
  Loss from continuing operations...............    $ (0.12)   $ (0.17)   $  (0.41)   $  (2.15)
  (Loss) income from discontinued operations,
     net of tax.................................      (0.01)     (0.16)       0.35        0.02
  Cumulative effect of accounting change, net of
     tax........................................         --         --       (1.26)         --
                                                    -------    -------    --------    --------
     Net loss...................................    $ (0.13)   $ (0.33)   $  (1.32)   $  (2.13)
                                                    =======    =======    ========    ========
Weighted average shares outstanding.............     29,882     28,465      29,836      27,524
                                                    =======    =======    ========    ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(39,356)  $(58,694)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Income from discontinued operations.......................        --     (2,012)
  Depreciation and amortization.............................    19,369     23,501
  (Gain) loss on sale of subsidiaries.......................   (10,545)     1,141
  Cumulative effect of accounting change....................    37,684         --
  Non-cash legal settlement costs...........................        --     21,433
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................    (3,384)       392
     Accounts receivable, billed............................    (2,665)     6,438
     Accounts receivable, unbilled..........................     1,420      3,290
     Accounts payable.......................................    (2,152)    (1,507)
     Accrued compensation...................................    (7,699)       153
     Accrued expenses.......................................   (11,501)    (8,572)
     Accrued legal settlements..............................    (2,334)    (8,153)
     Deferred revenue.......................................    (1,379)     2,471
     Other, net.............................................     2,019      3,811
                                                              --------   --------
     Net cash used for continuing operations................   (20,523)   (16,308)
     Net cash used for discontinued operations..............        --     (3,292)
                                                              --------   --------
       Net cash used for operating activities...............   (20,523)   (19,600)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiaries, net.....................    10,545     12,664
Proceeds from sale of property and equipment................     5,655      2,751
Software development costs..................................    (4,827)    (5,777)
Purchases of property and equipment.........................    (8,991)    (6,210)
Other.......................................................    (1,051)        --
                                                              --------   --------
       Net cash provided by investing activities............     1,331      3,428
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................       292        920
Proceeds from the exercise of stock options.................       302        214
Proceeds from borrowings....................................        --         --
Payments of debt............................................       (35)    (1,038)
Deferred financing costs....................................       (61)      (232)
                                                              --------   --------
       Net cash provided by (used for) financing
        activities..........................................       498       (136)
                                                              --------   --------
CASH AND CASH EQUIVALENTS:
Net change..................................................   (18,694)   (16,308)
Balance at beginning of period..............................    74,354     54,409
                                                              --------   --------
Balance at end of period....................................  $ 55,660   $ 38,101
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

     Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is not presented, as it is antidilutive. Stock options and warrants are the only securities issued that would have been included in the diluted earnings per share calculation.

     As more thoroughly discussed in Note 3, the Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact") segments have been presented as discontinued operations for all periods presented.

NOTE 2 -- RESTRICTED CASH

     At September 30, 2000, restricted cash is primarily comprised of $5.6 million related to the Company's letters of credit. In addition, the Company held $3.2 million in escrow, the majority of which will be released to cash and cash equivalents in the fourth quarter of 2000. The remaining restricted cash balance represents amounts collected on behalf of certain clients, a portion of which is held in trust until remitted to such clients.

NOTE 3 -- DISCONTINUED OPERATIONS

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

     In addition, the Company received a purchase price adjustment of $10.0 million cash from NCO on May 5, 2000 based on Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million in the quarter ended June 30, 2000.

     In 1999, the Company completed the sale of both divisions of Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. Final CBSI post acquisition matters were resolved in the third quarter of 2000 resulting in an additional charge to discontinued operations of $0.4 million. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

     The Company accrued $5.3 million for the period ended September 30, 1999 as a result of an agreement with SCI Management Corporation ("SCI"), a former client of the commercial division of Impact. SCI filed a complaint against the commercial division of Impact in January of 1998 seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Although the commercial division of Impact was sold effective April 15, 1999, the Company remained responsible for the SCI complaint. The Company paid $3.2 million to SCI on November 4, 1999. The Company issued a promissory note for the balance of $2.1 million bearing interest at 8.25%, which was paid on October 31, 2000. This matter is now settled.

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

     Summarized financial information for the discontinued operations is as follows:

                                                             FOR THE THREE   FOR THE NINE
                                                             MONTHS ENDED    MONTHS ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1999            1999
                                                             -------------   -------------
                                                                        IMPACT
                                                             -----------------------------
                                                                    (IN THOUSANDS)
Revenue....................................................     $11,234         $44,411
                                                                =======         =======
Income from discontinued operations before income taxes....       1,351           2,210
Income tax expense.........................................          --             198
                                                                -------         -------
Income from discontinued operations, net of tax............     $ 1,351         $ 2,012
                                                                =======         =======

NOTE 4 -- RECENT ACQUISITION

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

NOTE 5 -- CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

     The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash charge in the Company's statement of operations for the nine months ended September 30, 2000 reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance. See Note 9 for further discussion of income taxes.

NOTE 6 -- LEGAL MATTERS

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

     On January 8, 1997, the Commission notified the Company that it was conducting a formal, non-public investigation into, among other things, former officers and Company transactions including the restatements of the Company's consolidated financial statements for the three months and year ended December 31, 1995 and its unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company has cooperated with the Commission during its investigation. The Company and the Commission staff entered into an Offer of Settlement and Consent Order in June 2000, subject to approval by the Commission. In the proposed Consent Order, the Company, while neither admitting nor denying wrongdoing, agrees not to violate certain of the federal securities laws, including books and records requirements and filing requirements, in the future. The Company expects the Consent Order to be approved by the Commission and, if approved, as proposed, the Commission investigation will be concluded with no fines or monetary penalties on the Company.

     In December 1995, the Company acquired Medical Management Sciences, Inc. ("MMS") (now a part of the Company's Physician Services segment). At acquisition, a lawsuit was pending against MMS for the alleged breach of two related billing and asset purchase contracts entered into by MMS in 1994. In November 1996, a jury in that lawsuit returned a verdict that produced a net award to MMS of approximately $900,000. The trial court reversed the net award to MMS and awarded the plaintiffs approximately $1.2 million in 1998, which was reduced to $950,000 by appeals court in May 2000. In July 2000, MMS was granted a stay of the judgment against it pending a petition by MMS to the U.S. Supreme Court. MMS filed a Petition for Writ of Certiorari (the "Petition") with the U.S. Supreme Court on October 5, 2000 seeking to overturn the decision of the Sixth Circuit Court of Appeals and reinstate the jury verdict in MMS' favor. The Petition is currently pending.

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

NOTE 7 -- RESTRUCTURING AND OTHER CHARGES

     The description of the type and amount of restructuring costs recorded and applied against each reserve in the nine months ended September 30, 2000 is as follows:

                                                    RESERVE                          RESERVE
                                                    BALANCE      COSTS APPLIED       BALANCE
                                                  DECEMBER 31,      AGAINST       SEPTEMBER 30,
                                                      1999          RESERVE           2000
                                                  ------------   --------------   -------------
                                                                 (IN THOUSANDS)
Lease termination costs.........................     $3,528          $(574)          $2,954
Severance.......................................        273             --              273
                                                     ------          -----           ------
                                                     $3,801          $(574)          $3,227
                                                     ======          =====           ======

NOTE 8 -- LONG-TERM DEBT

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

     As of September 30, 2000, uninvested net proceeds related to the sale of non-core operations and other assets totaled approximately $64.4 million. The net proceeds are the result of various asset sales and, as such, under the Indenture, must be invested in the Company's business by varying points. The Company will have to invest a minimum of approximately $37.9 million by December 11, 2000 to preclude the Company's obligation to make an offer to repurchase the Notes at par in the first quarter of 2001. As of November 14, 2000, aggregate excess proceeds did not exceed $10.0 million.

NOTE 9 -- INCOME TAXES

     As of September 30, 2000, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance of $243.4 million against the deferred tax asset was required. The increase in the valuation allowance from December 31, 1999 is primarily related to the elimination of the Company's unbilled accounts receivable (see Note 5) and as such, $15.0 million was recorded against the cumulative effect of accounting change. The increase was offset by an adjustment to the Company's net operating loss carryforwards ("NOLs") based on 1999 actual tax returns. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

     The Company recognized a net tax benefit of $0.6 million for the nine month period ended September 30, 2000 related to state income tax refunds offset by state tax payments.

NOTE 10 -- SEGMENT REPORTING

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

     Information concerning the operations in these reportable segments is as follows:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                     (IN THOUSANDS)
Revenue:
  Physician Services..................................  $55,042    $60,224    $171,633   $183,143
  Application Software................................   14,719     16,298      44,322     47,411
  e-Health Solutions..................................    8,365      7,641      25,452     23,089
  Eliminations........................................   (2,745)    (2,893)     (8,318)    (8,642)
                                                        -------    -------    --------   --------
                                                        $75,381    $81,270    $233,089   $245,001
                                                        =======    =======    ========   ========
Operating profit (loss)(1):
  Physician Services..................................  $ 1,889    $(1,468)   $  4,593   $ (5,974)
  Application Software................................    1,026      1,127       1,297     (1,371)
  e-Health Solutions..................................      587       (165)      2,492       (613)
  Corporate...........................................   (3,359)    (4,521)    (10,319)   (15,113)
                                                        -------    -------    --------   --------
                                                        $   143    $(5,027)   $ (1,937)  $(23,071)
                                                        =======    =======    ========   ========
Interest expense, net.................................  $ 3,601    $ 4,075    $ 10,913   $ 11,858
                                                        =======    =======    ========   ========
Restructuring and other charges (including legal
  settlements):
  Physician Services..................................  $    --    $    --    $     --   $  1,750
  Corporate...........................................       --     (4,439)         --     23,061
                                                        -------    -------    --------   --------
                                                        $    --    $(4,439)   $     --   $ 24,811
                                                        =======    =======    ========   ========
Loss before income taxes..............................  $(3,458)   $(4,663)   $(12,850)  $(59,740)
                                                        =======    =======    ========   ========
Depreciation and amortization:
  Physician Services..................................  $ 2,916    $ 3,270    $ 10,026   $ 12,384
  Application Software................................    1,932      1,600       5,459      5,034
  e-Health Solutions..................................      619        586       1,860      1,823
  Corporate...........................................      648      1,090       2,024      4,260
                                                        -------    -------    --------   --------
                                                        $ 6,115    $ 6,546    $ 19,369   $ 23,501
                                                        =======    =======    ========   ========
Capital expenditures:
  Physician Services..................................  $   655    $ 1,111    $  4,730   $  4,252
  Application Software................................      354        195       1,232        691
  e-Health Solutions..................................      303        176       1,964        608
  Corporate...........................................       29        187       1,065        659
                                                        -------    -------    --------   --------
                                                        $ 1,341    $ 1,669    $  8,991   $  6,210
                                                        =======    =======    ========   ========

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................    $ 69,831        $116,423
  Application Software......................................      41,787          39,265
  e-Health Solutions........................................      19,212          18,904
  Corporate.................................................      73,507          90,425
                                                                --------        --------
                                                                $204,337        $265,017
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

     The Company markets its products and services primarily to integrated healthcare delivery networks, hospitals, physician practices, long-term care facilities, acute care facilities, healthcare payers and managed care organizations.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
                                                                  (IN THOUSANDS)
Physician Services..........................................    $55,042    $60,224
Application Software........................................     14,719     16,298
e-Health Solutions..........................................      8,365      7,641
Eliminations................................................     (2,745)    (2,893)
                                                                -------    -------
                                                                $75,381    $81,270
                                                                =======    =======

     Physician Services' revenue decreased 8.6% to $55.0 million in the third quarter of 2000 from $60.2 million in the same period in 1999. The revenue decline is primarily attributable to Company and client-initiated discontinuances throughout 1999 and 2000. Client discontinuances initiated by the Company are a result of management's ongoing review and evaluation of marginally profitable clients that yield returns unacceptable to management. These discontinuances were partially offset by the addition of new business in 2000.

     Application Software's revenue decreased 9.7% to $14.7 million for the third quarter of 2000 from $16.3 million in the same period in 1999. The revenue decline is primarily the result of lower consulting revenue due to fewer conversion services being performed related to the date change to the year 2000.

     e-Health Solutions' revenue increased 9.5% to $8.4 million in the third quarter of 2000 from $7.6 million in the same period in 1999. This increase is primarily a result of higher volume in external claims processing at both the statement processing center and the electronic exchange center.

     Operating Profit (Loss). Operating profit (loss), which excludes legal settlements, restructuring and other charges and interest expense, classified by the Company's reportable segments is as follows:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 1,889    $(1,468)
Application Software........................................    1,026      1,127
e-Health Solutions..........................................      587       (165)
Corporate...................................................   (3,359)    (4,521)
                                                              -------    -------
                                                              $   143    $(5,027)
                                                              =======    =======

     Physician Services' had an operating profit of $1.9 million for the three months ended September 30, 2000 as compared to an operating loss of $1.5 million for the same period in 1999. The increase is attributable to management's efforts to focus on profitable business, as well as workforce reductions, process improvements and productivity enhancements.

     Application Software's operating profit decreased slightly for the three months ended September 30, 2000 as compared to the same period in 1999. The decrease is primarily attributable to the revenue decrease previously mentioned partially offset by the Company's cost containment measures, specifically in the areas of salaries and wages and outside services.

     e-Health Solutions had an operating profit of $0.6 million for the three months ended September 30, 1999 as compared to an operating loss of $0.2 million for the same period in 1999. The increase is related to the revenue increase previously discussed, operational improvements and decreased operating expenses.

     The Company's Corporate overhead decreased 25.7% for the three months ended September 30, 2000 as compared to the to the same period in 1999. This decrease is related to management's continued commitment to reduce corporate overhead costs wherever feasible.

     Interest. Net interest expense was $3.6 million for the three months ended September 30, 2000 as compared with $4.1 million for the three months ended September 30, 1999. The decrease is primarily attributable to interest income of $1.0 million generated from the short-term investment of cash in the third quarter of 2000 compared to $0.6 million generated in the third quarter of 1999.

     Legal Settlements. The Company did not incur legal settlement charges for the three months ended September 30, 2000. In September 1999, the Company reduced its legal settlement expense by $4.4 million related to the Company's legal dispute with Foundation Health Services, Inc. ("Foundation"), formerly Heath Systems International, Inc., arising from Per-Se's June 1996 acquisition of Health Data Sciences Corporation ("HDS"). The Company had recorded an estimated litigation settlement expense of $21.5 million in the quarter ended June 30, 1999 based on an agreement in principle with Foundation. When the agreement was finalized in October of 1999, the cost to the Company was reduced to approximately $17.0 million and as a result, the legal settlement expense was reduced by $4.4 million.

     Income Taxes. The Company recognized a $0.1 million net tax expense in the quarter ended September 30, 2000 related to state tax payments offset by state tax refunds from prior periods.

     Discontinued Operations. Summarized financial information for the discontinued operations for the three-month period ended September 30, 1999 is as follows (the results exclude the commercial division of Impact which was sold effective April 15, 1999):

                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                           SEPTEMBER 30, 1999
                                                           ------------------
                                                                 IMPACT
                                                           ------------------
                                                             (IN THOUSANDS)
Revenue..................................................       $11,234
                                                                =======
Income from discontinued operations before income
  taxes..................................................         1,351
Income tax expense.......................................            --
                                                                =======
Income from discontinued operations, net of tax..........       $ 1,351
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

     In addition, the Company received a purchase price adjustment of $10.0 million cash from NCO on May 5, 2000 based on Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million in the quarter ended June 30, 2000.

     In 1999, the Company completed the sale of both divisions of Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. Final CBSI post acquisition matters were resolved in the third quarter of 2000 resulting in an additional charge to discontinued operations of $0.4 million. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

     The Company accrued $5.3 million for the period ended September 30, 1999 as a result of an agreement with SCI Management Corporation ("SCI"), a former client of the commercial division of Impact. SCI filed a complaint against the commercial division of Impact in January of 1998 seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Although the commercial division of Impact was sold effective April 15, 1999, the Company remained responsible for the SCI complaint. The Company paid $3.2 million to SCI on November 4, 1999. The Company issued a promissory note for the balance of $2.1 million bearing interest at 8.25%, which was paid on October 31, 2000. This matter is now settled.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Revenue classified by the Company's different operating segments is as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $171,633   $183,143
Application Software........................................    44,322     47,411
e-Health Solutions..........................................    25,452     23,089
Eliminations................................................    (8,318)    (8,642)
                                                              --------   --------
                                                              $233,089   $245,001
                                                              ========   ========

     Physician Services' revenue decreased 6.3% to $171.6 million for the nine months ended September 30, 1999 from $183.1 million in the same period in 1999. The revenue decline is primarily attributable to Company and client-initiated discontinuances throughout 1999 and 2000. Client discontinuances initiated by the Company are a result of management's ongoing review and evaluation of marginally profitable clients that yield returns unacceptable to management. These discontinuances were partially offset by the addition of new business in 2000.

     Application Software's revenue decreased 6.5% to $44.3 million for the nine months ended September 30, 2000 from $47.4 million in the same period in 1999. The decline is attributable to a decrease in the software, hardware and consulting revenue offset by an increase in software maintenance revenue.

     e-Health Solutions' revenue increased 10.2% to $25.5 million for the nine months ended September 30, 2000 from $23.1 million in the same period in 1999. This increase is primarily a result of higher volume in external claims processing at both the statement processing center and the electronic exchange center.

     Operating Profit (Loss). Operating profit (loss), which excludes legal settlements, restructuring and other charges and interest expense, classified by the Company's reportable segments is as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $  4,593   $ (5,974)
Application Software........................................     1,297     (1,371)
e-Health Solutions..........................................     2,492       (613)
Corporate...................................................   (10,319)   (15,113)
                                                              --------   --------
                                                              $ (1,937)  $(23,071)
                                                              ========   ========

     Physician Services' had an operating profit of $4.6 million for the nine months ended September 30, 2000 as compared to an operating loss of $6.0 million for the same period in 1999. The improvement is related to management's efforts to focus on profitable business, as well as workforce reductions, process improvements and productivity enhancements.

     Application Software had an operating profit of $1.3 million for the nine months ended September 30, 2000 as compared to an operating loss of $1.4 million for the same period in 1999. The increase is primarily attributable to the Company's cost containment measures, specifically in the areas of salaries and wages and outside services.

     e-Health Solutions' had an operating profit of $2.5 million for the nine months ended September 30, 2000 as compared to an operating loss of $0.6 million for the same period in 1999. The increase is related to the revenue increase previously discussed, operational improvements and decreased operating expenses.

     For the nine months ended September 30, 2000, Corporate overhead expenses decreased 31.7% to $10.3 million from $15.1 million for the same period in 1999. The decrease is related to management's efforts to create more efficient processes and reduce overhead costs where feasible.

     Interest. Net interest expense was $10.9 million for the nine-month period ended September 30, 2000 as compared to $11.9 million in the same period of 1999. The decrease is attributable to additional interest income generated from the short-term investment of cash in 2000 offset by interest related to the deferred portion of a prior period legal settlement.

     Legal Settlements. The Company did not incur legal settlement charges for the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Company recorded legal settlement charges of $17.0 million and $6.0 million related to legal disputes arising from Per-Se's June 1996 acquisition of HDS and December 1995 acquisition of Medical Management Sciences, Inc. ("MMS"), respectively. In addition, the Company paid $1.8 million to settle contract claims against the Emergency Medicine division that arose in January 1998 in the ordinary course of business.

     Income Taxes. As of September 30, 2000, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance of $243.4 million against the deferred tax asset was required. The increase in the valuation allowance from December 31, 1999 is primarily related to the elimination of the Company's unbilled accounts receivable (see Cumulative Effect of Accounting Change discussion below) and as such, $15.0 million was recorded against the cumulative effect of accounting change. The increase was offset by an adjustment to the Company's net operating loss carryforwards ("NOLs") based on 1999 actual tax returns. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

     The Company recognized a net tax benefit of $0.6 million for the nine month period ended September 30, 2000 related to state income tax refunds offset by state tax payments.

     Discontinued Operations. Summarized financial information for the discontinued operations for the nine-month period ended September 30, 1999 is as follows (the results include the commercial division of Impact through April 15, 1999 -- the effective date of the sale):

                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                           SEPTEMBER 30, 1999
                                                           ------------------
                                                                 IMPACT
                                                           ------------------
                                                             (IN THOUSANDS)
Revenue..................................................       $44,411
                                                                =======
Income from discontinued operations before income
  taxes..................................................         2,210
Income tax expense.......................................           198
                                                                -------
Income from discontinued operations, net of tax..........       $ 2,012
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

     The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash charge in the Company's statement of operations for the nine months ended September 30, 2000 reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $62.1 million at September 30, 2000, including $55.7 million of unrestricted cash and cash equivalents. The $31.2 million decrease in working capital from December 31, 1999 is primarily the result of the timing of payments on accruals, the payment of semi-annual interest payments required under the $175 million of 9 1/2% Senior Notes due 2005 (the "Notes") and investment in the Company's operations offset by cash flow generated by operations.

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

     Under the Indenture governing the Notes, the balance of the net proceeds, as defined, from the sale of Hospital Services, the two divisions of Impact and the sale of any other asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of receipt of proceeds related to the sale. To the extent that such net proceeds are not invested within 360 days, such amount constitutes "excess proceeds." If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds.

     As of September 30, 2000, uninvested net proceeds related to the sale of non-core operations and other assets totaled approximately $64.4 million. The net proceeds are the result of various asset sales and, as such, under the Indenture, must be invested in the Company's business by varying points. The Company will have to invest a minimum of approximately $37.9 million by December 11, 2000 to preclude the Company's obligation to make an offer to repurchase the Notes at par in the first quarter of 2001. As of November 14, 2000, aggregate excess proceeds did not exceed $10.0 million.

     The Company believes that its current cash flow is sufficient to permit the Company to meet its operating expenses, service its debt requirements as they become due in the next twelve months and for the long term and to invest in the business.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 6 of Notes to Consolidated Financial Statements in Item 1 on page 7.

ITEM 5.  OTHER INFORMATION

     On November 10, 2000, Allen W. Ritchie, President and Chief Executive Officer and a member of the Board of Directors of the Company, tendered his resignation to the Board. On November 13, 2000, the Board accepted Mr. Ritchie's resignation and elected Philip M. Pead to succeed Mr. Ritchie as President and Chief Executive Officer of the Company and appointed Mr. Pead to the Board. Prior to his election, Mr. Pead was serving as Executive Vice President and Chief Operating Officer of the Company.

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
               Statements. (incorporated by reference to Exhibit 99.1 to
               Annual Report on Form 10-K for the year ended December 31,
               1999).

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:      /s/ WAYNE A. TANNER
                                            ------------------------------------
                                                      Wayne A. Tanner
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:     /s/ MARY C. BLACKADAR
                                            ------------------------------------
                                                     Mary C. Blackadar
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

Date: November 14, 2000

                               INDEX TO EXHIBITS

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