Form 10-K405
period 2000-12-31
PER SE TECHNOLOGIES INC
filed 2001-03-23
CIK 878556

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                             ---------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 2001 was approximately $163,526,712 calculated using the closing price on such date of $5.4688. The number of shares outstanding of the Registrant's common stock (the "Common Stock") as of March 19, 2001 was 29,901,754.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2001 are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE OF
                                                                        FORM 10-K
                                                                        ---------
Item 1.   Business....................................................      1

Item 2.   Properties..................................................      6

Item 3.   Legal Proceedings...........................................      6

Item 4.   Submission of Matters to a Vote of Security Holders.........      6

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................      9

Item 6.   Selected Financial Data.....................................     10

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     12

Item 8.   Financial Statements and Supplementary Data.................     21

Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................     21

Item 10.  Directors and Executive Officers of the Registrant..........     21

Item 11.  Executive Compensation......................................     22

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     22

Item 13.  Certain Relationships and Related Transactions..............     22

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     22

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW OF THE COMPANY

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, is a global leader in delivering technology-enabled business management outsourcing services, financial and clinical software solutions and Internet-enabled e-health solutions to healthcare providers and payers. Per-Se delivers its services and products through its three operating segments: Physician Services, Application Software and e-Health Solutions.

     Physician Services provides business management outsourcing services to the hospital-affiliated physician practice market, including clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staff to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens.

     The Application Software segment provides enterprise-wide financial and clinical software to acute care healthcare organizations, including patient and staff scheduling, clinical information systems and patient financial management software. These applications enable healthcare organizations to simultaneously optimize the quality of care delivered and the profitability of business operations.

     The e-Health Solutions segment provides healthcare providers and payers with connectivity and business intelligence solutions that help reduce administrative costs and enhance revenue cycle management. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as Application Service Provider ("ASP") to physician practices and managed care solutions to payers in ASP, turnkey or outsourced formats.

     Per-Se markets its products and services primarily to integrated healthcare delivery networks ("IDNs"), hospitals, hospital-affiliated physician practices and payer organizations.

RECENT DEVELOPMENTS

     On December 8, 2000, the Company purchased all of the issued and outstanding shares of capital stock of Health Data Services, Inc. and its affiliate company, Patient Account Management Services, Inc. ("HDS/PAMS") for approximately $25 million in cash. HDS/PAMS offers fully integrated electronic medical claims clearing and other services for hospitals and integrated delivery networks. This purchase represents a strategic addition to the Company's e-Health Solutions segment, and substantially increases the Company's presence in the electronic medical transaction processing market for hospitals.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 18 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

  Physician Services

     The healthcare industry spends approximately $1.2 trillion on an annual basis to provide patient care. Physician Services participates in this market and has targeted approximately $7 billion of this market by providing comprehensive business management outsourcing services. Physician Services is the largest provider of comprehensive business management outsourcing services, including clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management to hospital-affiliated physicians in the United States. Organized around medical-specialties, Physician Services supports approximately 15,000 hospital-affiliated physician clients in 42 states, offering practice support services, revenue growth consulting, cost management consulting and practice security services designed to help its physician clients optimize the business and administrative areas of their medical practices.

     Physician Services' practice support services include physician credentialing, scheduling, coding and accounts receivable/revenue cycle management services. These services are designed to allow physicians to focus on providing healthcare, maintaining a stable patient base and remaining in compliance with complex healthcare rules and regulations without having to manage their billing and collections.

     Physician Services' revenue growth consulting provides physician practices with a framework for revenue growth through strategic planning including merger planning and execution, fee schedule review utilizing geographic and specialty expertise and billing and accounts receivable management to optimize revenue from services provided while remaining in compliance with healthcare regulations.

     In its cost management consulting services, Physician Services uses proprietary technology solutions, industry expertise and a large scale database of medical specialty specific information to provide operations planning, benchmarking and productivity analysis for its physician clients. In addition, in complete practice reviews, Physician Services analyzes client accounts receivable and assists physician clients in optimizing payments while maintaining compliance with healthcare regulations. This allows physicians to better manage administrative productivity and control the expenses associated with providing high quality healthcare.

     Physician Services also provides practice security services that include compliance program design, monitoring and consulting. These services may also be utilized in conjunction with liability coverage for physician billing errors and omissions through a business partner to provide physician clients with peace of mind in the complex healthcare billing environment.

     Physician Services' systems currently support the majority of medical specialties. Physician Services' customers are in the hospital-based physician market.

     The Physician Services business is highly competitive. Physician Services competes with regional physician reimbursement organizations and physician groups that provide their own business management services. Competition among these organizations is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical services to cash, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, price.

  Application Software

     Application Software provides a diverse, integrated suite of patient-centric, enterprise-wide software and services that enable healthcare organizations to more effectively deliver quality care, manage resources, reduce costs, improve productivity and drive operational effectiveness.

     Application Software's products operate across the entire scope of the healthcare enterprise -- IDNs and hospitals -- and manage more than 26 million lives online.

     Application Software's customers, which include approximately 2,000 healthcare organizations, depend on Application Software's solutions for many critical functions, including: providing access to real-time, point-of-care clinical information and decision analysis capability across the continuum of care; providing comprehensive, consolidated billing through patient financial management solutions containing intrinsic contract management; automating enterprise-wide staff and patient scheduling; managing surgical inventory; and enhancing enterprise-wide staff productivity.

     Application Software is a market leader in several key areas of healthcare information technology, including nurse scheduling and productivity management, surgical scheduling and resource management and enterprise-wide staff and productivity management. In addition, the international market is an area of great opportunity for Application Software's clinical information system. For example, in the United Kingdom, the National Health Services has dictated that all of its approximately 300 general hospitals must have electronic patient records by 2005. Application Software has the largest presence in the United Kingdom market with 150 customer sites and has been in that market for the past 15 years. With operations in the United Kingdom,

Japan, Australia, Canada, Brazil and the Middle East, Application Software has been laying the infrastructure to take advantage of international demand.

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

     Competition is based on product quality, ease of use and ease of integration of new products with other existing and planned applications. Many competitive offerings, however, operate on disparate technologies that are linked through complex interfaces. Application Software's integrated approach to its products and technologies enables it to deliver real-time, patient-centric information and process oriented management capabilities that are so critical in today's age of enterprise-wide health care.

  e-Health Solutions

     e-Health Solutions, through The Per-Se Exchange, the third largest electronic clearinghouse for healthcare transactions, delivers private and Internet-based business-to-business solutions that help healthcare providers, payers and patients reduce administrative inefficiencies in healthcare. e-Health Solutions' vision is to deliver information knowledge through solutions that optimize care delivery, care administration and revenue cycle management to the provider, payer and patient constituents. The strategy is to gain market share in selected markets to achieve a more optimum exchange of information sharing for healthcare providers, insurance companies, ancillary services and others. These solutions include electronic claims and remittance advice processing, web-based provider compliance and productivity management reporting, managed care/payer administration solutions, an ASP-based physician practice management system, an Internet patient portal for healthcare statement review and electronic payment processing, and high speed print and mail services.

     The acquisition of HDS/PAMS almost doubles e-Health Solutions' presence in the electronic medical transaction processing market for hospitals and integrated delivery networks and increases e-Health Solutions' medical transaction processing volume to 240 million transactions on an annual basis. This technology supports more than 1,100 governmental and commercial payer connections in 48 states.

     e-Health Solutions competes against a variety of Internet healthcare technology companies, including those that have merged with traditional healthcare technology vendors. Many competitive offerings, however, are entirely focused on the office-based physician, in contrast to e-Health Solutions, which offers both office-based and hospital-affiliated physician solutions. Also, e-Health Solutions is focused almost entirely on medical claims, in contrast to many competitors that focus on pharmacy claims.

     Competition in the e-health market is based on the number of electronic connections a vendor provides between healthcare providers and payers, as well as the value-added solutions that are offered such as front-end edits, web-based reporting and applications.

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenue, operating profit or loss and identifiable assets attributable to each segment for each of the fiscal years ended 2000, 1999 and 1998 and as of December 31, 2000 and 1999, is presented in Note 18 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

HEALTHCARE INDUSTRY

     Per-Se's business is affected by, among other things, trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, increasing focus has been placed on the tremendous administrative costs associated with the delivery of care and the increasing incidence of medical errors. Payers have actively sought to control costs by, among other things, utilizing reimbursement methodologies, such as managed care, fixed fee and capitated reimbursement models, to supplant the more traditional fee-for-service structure. This shift to more restrictive reimbursement models, coupled with extensive regulatory control and government focus on fraud and abuse in the healthcare field, have helped to create a significantly more complex accounting, coding, billing and collection environment in healthcare. These issues create a positive marketing environment for the sale of software and services that reduce the resources spent by healthcare providers on administrative functions, that help ensure compliance in an ever more complex regulatory environment and for solutions that can reduce the opportunity for medical errors and improve the quality of care.

     The healthcare industry, like many others, continued to experience pressures originating in earlier years and also new pressures arising for the first time in 2000. During 2000, healthcare providers continued to be very focused on the effects of the Balanced Budget Act of 1997 (the "Balanced Budget Act") on healthcare reimbursements. For the first half of 2000, healthcare providers were also very focused on Year 2000 remediation to ensure that their operations would not be adversely affected by the turn of the century. The Balanced Budget Act has reduced the reimbursement available to healthcare providers, potentially reducing the amount spent by healthcare providers for turnkey software solutions, but at the same time, potentially shifting information technology spending by healthcare providers to application service provider offerings or outsourced services. Management believes that the Balanced Budget Act will not have a significant impact on the Company's operations. Management also believes that the increased focus on Year 2000 readiness in the first half of 2000 resulted in reduced focus and spending on new information technology or services projects in 2000. Management believes that the Year 2000 focus in the first half of 2000 adversely affected the revenue and profit margins of the Company's operations in 2000, but that this will not continue into the future.

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

     Recently, the healthcare industry began to focus on the impact that Health Insurance Portability and Accountability Act ("HIPAA") regulations and implementation timeframes might have on their operations and information technology solutions. HIPAA was designed to reduce the amount of administrative waste in healthcare today and to further protect the privacy of any patient's medical information. HIPAA regulations (those proposed and those already final) identify certain standards for both human processes and automated processes and systems for anyone handling patient medical information. HIPAA regulations related to standard data formats and data sets for electronic transaction processing became final in 2000, with required implementation deadlines by October 2002. Additional HIPAA regulations for security have been proposed, but are not yet final. The HIPAA regulations related to privacy of medical information are final and scheduled to be implemented by April 2003. Because of the controversial nature of the HIPAA privacy regulations, the Bush Administration has reopened the public comment period on the regulations. The HIPAA regulations may impose the need for additional required enhancements of the Company's internal systems and those software applications sold, but at the same time, potentially create increased demand for the services and solutions provided by the Company. While the Company will incur costs to become compliant with the HIPAA regulations for electronic transaction processing, management believes they will not have a significant overall impact on the Company's results of operations. Management is currently assessing the overall impact of the privacy standards and will evaluate the overall impact of the security standards once finalized.

REGULATION

     Per-Se's business is subject to numerous federal and state laws and to a broad range of complex regulations, programs to combat fraud and abuse and increasing restrictions on reimbursement for healthcare services. Each of the major federal healthcare payment programs (Medicare, Medicaid and TRICARE) has its own set of complex and sometimes conflicting regulations. Additional regulations have been mandated by the Balanced Budget Act and HIPAA, and a number of states have also imposed significant regulatory programs applicable to billing and payment for healthcare services.

     The federal government has maintained a significant emphasis on the prevention of healthcare fraud and abuse. Pursuant to the False Claims Act, the Medicare and Medicaid Patient and Program Protection Act of 1987 and HIPAA, the federal government has statutory authority to impose both civil and criminal sanctions and penalties for submission of false claims to governmental payers. Civil monetary penalties of up to $50,000 per offense may be imposed, as well as exclusion from participation in Medicare and other governmental healthcare programs. In addition, the False Claims Act allows a private party to bring a "qui tam" or "whistleblower" suit alleging the filing of false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any damages and civil penalties paid to the government. The U.S. Health Care Financing Administration ("HCFA") also offers rewards for information leading to recovery of Medicare funds, and HCFA has begun to engage private contractors to detect and investigate fraudulent billing practices.

     The Company has a well-established compliance program modeled after the Office of Inspector General's ("OIG") Compliance Program Guidance for Third-Party Medical Billing Companies that is designed and maintained to detect and prevent regulatory violations. The Company believes its compliance program is effective. However, a compliance program cannot be expected to provide absolute assurance of compliance with the law. The existence of an effective compliance program, though, may reduce the severity of civil and criminal sanctions for certain healthcare related offenses.

     In accordance with HIPAA, final rules were published in 2000 regarding the standards for electronic transactions as well as standards for privacy of individually identifiable health information. These rules set new or higher standards for the healthcare industry as to handling healthcare transactions and information, with penalties for noncompliance.

     The transaction standard regulations establish electronic standards for eight of the most common healthcare transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, any party transmitting or receiving health transactions electronically will send and receive data in a single format, rather than the large number of different data formats currently used. Healthcare providers, healthcare clearinghouses and large health plans must comply with this rule by October 2002, while small health plans are given an additional year. Per-Se's operations fall under the transaction standards regulations.

     The Company handles patient health information in the ordinary course of its business. HIPAA privacy standards require the Company to establish safeguards with regard to security, access and use of the information, to restrict the manner in which the information is used by other parties and to provide access to individuals to inspect and correct the information. Failure to do so may result in governmental enforcement actions. There are also state privacy actions that can be brought by individuals who believe their personal information has been misused.

     The Company must comply with the HIPAA privacy regulations as currently drafted by April 2003. Because of the controversial nature of the HIPAA privacy regulations, the Bush Administration has reopened the public comment period on the regulations. Per-Se cannot predict what impact the reopening of the comment period will have, if any, on the regulations' scope or dates of compliance.

EMPLOYEES

     The Company currently employs approximately 4,600 full-time and part-time employees. The Company has no labor union contracts and believes relations with its employees are satisfactory.

FORWARD LOOKING STATEMENTS

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including certain statements set forth under the captions "Description of Business by Industry Segment," "Healthcare Industry," "Regulations," "Process Improve-ment Project," "Cumulative Effect of Accounting Change" and "Liquidity and Capital Resources." Forward-looking statements include the Company's expectations with respect to industry growth segments, affect of industry and regulatory changes on the Company's customer base, the impact of operational improvement or cost reduction initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The Company disclaims any responsibility to update any forward-looking statements.

ITEM 2.  PROPERTIES

     The Company's principal executive office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005.

  Physician Services

     Physician Services' principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. In addition to its principal office, Physician Services operates 129 business offices throughout the United States. One of the facilities is owned. All of the remaining facilities are leased with expiration dates from March 2001 to June 2011.

  Application Software

     Application Software's principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. In addition to its principal office, Application Software operates 6 offices in the United States, Australia and Europe. These facilities are leased with expiration dates from April 2001 to November 2006.

  e-Health Solutions

     e-Health Solutions' principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. In addition to its principal office, e-Health Solutions operates 10 offices in the United States. These facilities are leased with expiration dates from March 2001 to January 2006.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 11 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-14 to F-16.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company:

                                                                                     YEAR FIRST
NAME                                   AGE                 POSITION                ELECTED OFFICER
----                                   ---   ------------------------------------  ---------------
Philip M. Pead.......................  48    President and Chief Executive              1999
                                               Officer
Chris E. Perkins.....................  38    Executive Vice President and Chief         2000
                                               Financial Officer of the Company
Karen B. Andrews.....................  46    Senior Vice President of the Company       2000
                                               and the President of the Company's
                                               Application Software segment
William N. Dagher....................  37    Senior Vice President of the Company       2000
                                               and the President of the Company's
                                               e-Health Solutions segment
Frank B. Murphy......................  42... Senior Vice President of the Company       2000
                                               and the President of the Company's
                                               Physician Services segment

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

     PHILIP M. PEAD has served as the President and Chief Executive Officer of the Company since November 2000. He has also been a member of Per-Se's Board of Directors since November 2000. From August 1999 to November 2000, Mr. Pead served as Executive Vice President and Chief Operating Officer of the Company. Mr. Pead joined the Company in April 1997 as a senior executive in the Application Software and e-Health Solutions segments of the Company's business and he served as President of those segments from May 1997 until August 1999. From May 1996 to April 1997, Mr. Pead was employed by Dun & Bradstreet Application Software as a senior executive with responsibility for international operations. From August 1994 to May 1996, he was employed by Attachmate Corporation, a leading provider of communications software, as a senior executive with responsibility for Asia Pacific and Latin American operations.

     CHRIS E. PERKINS has served as Executive Vice President and Chief Financial Officer of the Company since February 2001. From April 2000 to February 2001, Mr. Perkins served as Senior Vice President of Corporate Development. Prior to joining Per-Se in April 2000, Mr. Perkins held various executive management positions with AGCO Corporation. He was appointed as AGCO's Chief Financial Officer in January 1996, after serving as Vice President of Finance and Administration, and in various roles within corporate development. In July 1998, Mr. Perkins was named Vice President of AGCO's parts division, a $500 million global business unit, for which he was responsible for all operations. Mr. Perkins also spent seven years in public accounting with Arthur Andersen.

     KAREN B. ANDREWS has served as President of the Application Software segment since October 2000. In this position, Ms. Andrews is responsible for the entire operations of the Application Software segment. From 1997 to October 2000, Ms. Andrews served as Senior Vice President of Customer Service within the Application Software segment. Prior to joining Per-Se in 1997, Ms. Andrews was Vice President of Professional Services for Geac SmartStream, formerly Dun & Bradstreet Software. She also served as a senior manager with PricewaterhouseCoopers, focusing on implementing application software solutions and process improvement.

     WILLIAM N. DAGHER has served as President of the e-Health Solutions segment since October 2000. In this position, Mr. Dagher is responsible for the entire operations of the e-Health Solutions segment. From 1998 to October 2000, Mr. Dagher was Senior Vice President of Per-Se's e-Health Operations and Chief Information Officer. Prior to 1998, he served for four years in various senior management positions at MedPartners, Inc. (now known as Caremark Rx, Inc.). In his four years at MedPartners, he held the positions of Vice President of Information Systems and Vice President of Mergers and Acquisitions. Prior to joining

MedPartners, Mr. Dagher was Director of Client Service at Per-Se. From 1990 to 1993, he was National Director of Physician Practice Management at KPMG Peat Marwick.

     FRANK B. MURPHY has served as President of the Physician Services segment since October 2000. In this position, Mr. Murphy is responsible for the entire operations of the Physician Services segment. Mr. Murphy, who joined Per-Se in 1998, has also served as Senior Vice President, Operations of the Physician Services segment and Senior Vice President of the academic and multi-specialty services group within the Physician Services segment. Before joining Per-Se, he worked in leadership roles with a strategic consulting company specializing in physician practice management, and a multi-hospital division for an investor-owned company. He also served as President and Chief Executive Officer of Trident Regional Health Systems in Charleston, South Carolina, a wholly owned subsidiary of Hospital Corporation of America.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on Nasdaq under the symbol PSTI.

     The prices in the table below represent the high and low sales price for the Common Stock as reported on Nasdaq for the periods presented. Such prices are based on inter-dealer bid and asked prices without markup, markdown or commissions and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2000                                   HIGH      LOW
----------------------------                                  -------   ------
  First Quarter.............................................  $ 9.875   $5.500
  Second Quarter............................................    9.406    3.875
  Third Quarter.............................................   13.875    8.625
  Fourth Quarter............................................   12.813    2.125

YEAR ENDED DECEMBER 31, 1999                                   HIGH      LOW
----------------------------                                  -------   ------
  First Quarter.............................................  $16.875   $7.125
  Second Quarter............................................   17.438    7.500
  Third Quarter.............................................   18.000    9.094
  Fourth Quarter............................................   10.500    6.000

     The last reported sales price of the Common Stock as reported on Nasdaq on March 19, 2001 was $5.4688 per share. As of March 19, 2001, the Company's Common Stock was held of record by 3,739 stockholders.

     Per-Se has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. The Indenture dated as of February 20, 1998, with respect to the Company's outstanding 9 1/2% Senior Notes due 2005 (see Note 9), contains restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Per-Se for and as of each of the five fiscal years in the period ended December 31, 2000. The selected consolidated financial information of Per-Se has been derived from the audited consolidated financial statements of Per-Se which give retroactive effect to the 1996 mergers with Rapid Systems Solutions, Inc. ("Rapid Systems"), which was subsequently sold during 1999, BSG Corporation ("BSG"), which was subsequently sold in 1999 and Health Data Sciences Corporation ("HDS"), all of which have been accounted for using the pooling-of-interests method of accounting. All periods present the operations of Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact"), which primarily consists of Rapid Systems and BSG, as discontinued operations. Hospital Services was sold in 1998 and Impact was sold in 1999 as part of management's plan to divest non-core business operations.

                                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                      2000        1999        1998         1997        1996
                                    --------    --------    ---------    --------    ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
  Revenue.........................  $310,008    $322,129    $ 349,823    $392,420    $ 400,451
  Salaries and wages..............   193,952     212,940      226,894     242,228      247,204
  Other operating expenses........    94,364     104,192      126,183     123,094      130,007
  Depreciation....................    15,562      20,177       23,848      22,481       20,266
  Amortization....................    10,125       9,293       18,077      21,069       21,382
  Interest expense, net...........    14,525      16,102       23,494      23,398       11,585
  Goodwill and client lists
     impairment...................        --          --      390,641          --           --
  Process improvement project.....       501          --           --          --           --
  Litigation settlements..........     1,147      24,811       35,987      52,500           --
  Non-recurring, restructuring and
     other expenses...............     2,382          --        5,191      16,741      119,434
  Income tax (benefit) expense....      (695)       (610)      58,465     (16,568)     (49,783)
  Loss from continuing
     operations...................   (21,855)    (64,776)    (558,957)    (92,523)     (99,644)
  Net loss(1).....................   (48,202)(3) (33,702)    (560,214)(4) (19,303)(5) (137,337)
  Pro forma net loss(2)...........   (48,202)    (33,702)    (560,214)    (19,303)    (136,358)
  Weighted average shares
     outstanding..................    29,852      28,097       25,673      24,226       23,742
PER SHARE DATA
  Pro forma basic loss from
     continuing operations........  $  (0.74)   $  (2.31)   $  (21.77)   $  (3.82)   $   (4.20)
  Pro forma basic net loss(2).....  $  (1.62)   $  (1.20)   $  (21.82)   $  (0.80)   $   (5.74)

                                                        AS OF DECEMBER 31,
                                     ---------------------------------------------------------
                                       2000        1999         1998        1997        1996
                                     --------    ---------    --------    --------    --------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA
  Working capital..................  $ 27,179    $  93,304    $ 86,215    $ 64,522    $ 23,708
  Intangible assets................    72,695       46,446      48,241     459,129     477,545
  Total assets.....................   214,126      265,017     286,721     847,145     901,997
  Total debt.......................   175,000      177,138     176,080     200,691     271,424
  Stockholders' (deficit) equity...   (44,136)(3)    1,440       2,323     501,781     508,525

---------------

(1) Reflects the income (loss) from discontinued operations of $3.4 million, $ (0.1) million, $(0.7) million and $(37.7) million for 1999, 1998, 1997 and
    1996, respectively, and the gain on sale of discontinued operations of $11.3 million in 2000, $27.7 million in 1999 and $7.2 million in 1998.

(2) In 1996, the Company acquired Intelligent Visual Computing ("IVC"), Rapid Systems and BSG in merger transactions accounted for as poolings-of-interests. Prior to the mergers, IVC, Rapid Systems and a company acquired by BSG prior to the Company's merger with BSG had elected "S" corporation status for income tax purposes. As a result of the mergers (or, in the case of the company acquired by BSG, its acquisition by BSG), such entities terminated their "S" corporation elections. Pro forma net loss and pro forma net loss per common share are presented in the consolidated statements of operations as if each of these entities had been a "C" corporation during the period presented.
(3) Reflects a $37.7 million charge for the change in accounting for revenue pursuant to Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101") and the corresponding increase in the Company's deferred tax valuation allowance.
(4) Reflects an $8.4 million extraordinary charge for the early extinguishment of debt.
(5) Reflects extraordinary income of $76.4 million related to the sale of Healthcare Recoveries, Inc. ("HRI") and a $2.5 million charge for the change in accounting for business process reengineering costs incurred in connection with an information technology project, pursuant to Emerging Issues Task Force Consensus No. 97-13, Accounting for Costs Incurred in Connection with a Consulting or an Internal Project that Combines Business Process Reengineering and Information Technology.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  2000 compared to 1999

     REVENUE. Revenue classified by the Company's reportable segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Physician Services..........................................   $225,102      $240,200
Application Software........................................     60,635        62,145
e-Health Solutions..........................................     35,276        31,343
Eliminations................................................    (11,005)      (11,559)
                                                               --------      --------
                                                               $310,008      $322,129
                                                               ========      ========

     Revenue for the Physician Services segment decreased 6% in 2000 compared to 1999. The revenue decline is primarily attributable to Company and client-initiated discontinuances throughout 1999 and 2000. Client discontinuances initiated by the Company are a result of management's ongoing review and evaluation of marginally profitable clients that yield returns unacceptable to management. These discontinuances are partially offset by the addition of new business in 2000 and 1999.

     Revenue for the Application Software segment decreased 2% from 1999 to 2000. The slight decline in revenue is primarily attributable to decreased consulting revenue due to fewer conversion services being performed related to the date change to the year 2000. The decrease in consulting revenue is partially offset by an increase in recurring maintenance revenue due to an increase in the customer base.

     e-Health Solutions revenue increased 13% in 2000 as compared with 1999. The increase is primarily attributable to an increase in current customer volume in the Company's electronic statement processing center.

     OPERATING PROFIT (LOSS). Operating profit (loss), which excludes non-recurring, restructuring and other expenses, process improvement project expenses, litigation settlements, goodwill and client lists impairment and net interest expense, classified by the Company's different operating segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Physician Services..........................................   $  4,267      $ (5,541)
Application Software........................................      2,859        (1,071)
e-Health Solutions..........................................      3,401          (190)
Corporate...................................................    (14,522)      (17,671)
                                                               --------      --------
                                                               $ (3,995)     $(24,473)
                                                               ========      ========

     Physician Services experienced a growth in operating profit. In 2000, the segment had an operating profit of $4.3 million for the year ended December 31, 2000 as compared to an operating loss of $5.5 million for the year ended December 31, 1999. The improvement is attributable to workforce reductions, process improvements and productivity enhancements.

     Application Software experienced a growth in operating profit. In 2000, the segment had an operating profit of $2.9 million compared to a loss of $1.1 million in 1999. The improvement in operating profit is attributable to management's continued focus on cost containment, specifically in the areas of salaries and wages, outside services, travel and marketing expenses, as well as other operational improvements.

     The year 2000 was e-Health Solutions' first full year of operation as a separate, externally-focused business segment and the segment experienced a growth in operating profit. The increase in operating profit is attributable to the previously mentioned revenue increase while operational expenses remained constant.

     The Company's corporate overhead costs decreased by 18% to $14.5 million in 2000 compared to $17.7 million in 1999. The reduction is primarily related to management's efforts to create more efficient processes and reduce overhead costs where feasible.

     INTEREST. Net interest expense was $14.5 million for the year ended December 31, 2000 as compared to $16.1 million in the same period in 1999. The decrease is primarily related interest income of $3.8 million generated from the short-term investment of cash.

     PROCESS IMPROVEMENT PROJECT. The Company incurred $0.5 million of expense in the period ended December 31, 2000 for a process improvement project within the Physician Services segment. The process improvement project is an effort to improve productivity in the Physician Services processing centers. In the fourth quarter of 2000, the project produced a formalized set of productivity and quality measures, workflow processes as well as a management operating system within one of the processing centers which served as the project's pilot. The Company plans to implement the improvement measures in other processing centers throughout 2001 and into 2002.

     LITIGATION SETTLEMENTS. In December 2000, the Company recorded an estimated litigation settlement expense of $1.1 million related to a lawsuit that was pending against Medical Management Sciences, Inc. ("MMS") when the Company acquired MMS in December 1995, but which was not resolved until December 2000. In February 2001, the Company paid the full amount of the net award of $1.2 million.

     In June 1999, the Company recorded an estimated litigation settlement liability of $21.5 million related to the Company's legal dispute with Foundation Health Services, Inc. ("Foundation"), formerly Health Systems International, Inc., arising from Per-Se's June 1996 acquisition of Health Data Sciences Corporation ("HDS"). The estimated liability was based upon an agreement in principle with Foundation. When the agreement was finalized in October 1999, the cost to the Company was reduced to $17.0 million and, as a result, the litigation settlement liability was reduced by $4.4 million.

     Also in June 1999, the Company recorded litigation settlement expenses of $6.0 million related to litigation arising from Per-Se's December 1995 acquisition of MMS. In addition, the Company paid $1.8 million to settle contract claims against the Company's wholly-owned operating subsidiary, PST Emergency Medicine Services, Inc. (formerly known as Gottlieb's Financial Services, Inc. or GFS) (the "Emergency Medicine" division) which arose in January 1998 in the ordinary course of business.

     NON-RECURRING, RESTRUCTURING AND OTHER EXPENSES. In December 2000, the Company recorded $1.4 million of non-recurring expenses related to e-Health Solutions' retirement of a software product that will be replaced by a superior software product at Health Data Services, Inc. and Patient Account Management Services, Inc. ("HDS/PAMS"), companies acquired by Per-Se in December 2000. In connection with the retirement of the software product, the Company also recorded $0.4 million of severance for approximately 20 employees associated with the retired software product that had been notified of their termination.

     In addition, the Company recorded a net expense of $0.6 million for the period ended December 31, 2000 for severance costs associated with former executive management. The expense includes a $0.3 million reduction of a prior period severance cost associated with former executive management.

     In 1999, the Company reevaluated the adequacy of its reserves for lease termination costs established in prior periods. As a result of this evaluation, the Company increased its lease termination reserve for Physician Services by $0.3 million and reduced Application Software's lease termination reserve by $0.3 million.

     INCOME TAXES. As of December 31, 1999 and 2000, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance of $247.1 million against the deferred tax asset was required as of December 31, 2000. The increase in the valuation allowance from December 31, 1999 is primarily related to the elimination of the Company's unbilled accounts receivable (see Cumulative Effect of Accounting Change discussion below) and as such, $15.0 million was recorded against the cumulative effect of accounting change. The increase was offset by an adjustment to the Company's net operating loss carryforwards ("NOLs") based on 1999 actual tax returns. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

     DISCONTINUED OPERATIONS. Summarized financial information for the discontinued operations for the year ended December 31, 1999 is as follows:

                                                              FOR THE YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              ------------------
                                                                    IMPACT
                                                              ------------------
                                                                (IN THOUSANDS)
Revenue.....................................................       $54,916
                                                                   =======
Income from discontinued operations before taxes............         3,958
Income tax expense..........................................           555
                                                                   -------
Income from discontinued operations, net of tax.............       $ 3,403
                                                                   =======

     In 1998, management initiated a plan to focus the Company's financial and management resources on its three core healthcare segments in an effort to return the Company to profitability. Management defined these segments as:
Physician Services, Application Software and e-Health Solutions. Management began to seek alternatives for the remaining non-core business segments:
Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact"). Although Hospital Services provided business management and accounts receivable management services to approximately 1,200 hospitals, the Company's management deemed the segment non-core as a substantial portion of the services offered was bad debt collection. Impact was deemed non-core as it did not provide consulting services to the healthcare industry. The results of operations for Hospital Services and Impact have been classified as discontinued operations for all periods presented.

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

     The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash expense in the Company's statement of operations for the year ended December 31, 2000 reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance.

  1999 compared to 1998

     REVENUE. Revenue classified by the Company's reportable segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Physician Services..........................................   $240,200      $264,323
Application Software........................................     62,145        70,849
e-Health Solutions..........................................     31,343        25,886
Eliminations................................................    (11,559)      (11,235)
                                                               --------      --------
                                                               $322,129      $349,823
                                                               ========      ========

     Revenue for the Physician Services segment decreased 9% in 1999 compared to 1998. The decline in revenue was primarily attributable to client discontinuances during the last quarter of 1998 and throughout 1999. The decline was partially offset by the addition of new business in both periods.

     The decrease in Application Software's revenue of 12% from 1998 to 1999 was primarily attributable to percentage-of-completion accounting initiated in 1999 and lower clinical systems and scheduling products sales in 1999.
Percentage-of-completion accounting initially delays software revenue recognition over the implementation period.

     e-Health Solutions revenue increased by 21% in 1999 compared to 1998. This increase was a result of greater internal and external claims processing. Approximately $3.1 million, or 57%, of this increase was attributable to increases in volume in the Company's statement processing center. Approximately $1.9 million, or 35%, of the revenue increase resulted from electronic claims processed for Physician Services clients.

     OPERATING LOSS. Operating loss, which excludes non-recurring, restructuring and other expenses, litigation settlements, goodwill and client lists impairment and net interest expense, classified by the Company's different operating segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Physician Services..........................................   $ (5,541)     $(12,608)
Application Software........................................     (1,071)       (8,932)
e-Health Solutions..........................................       (190)         (912)
Corporate...................................................    (17,671)      (22,727)
                                                               --------      --------
                                                               $(24,473)     $(45,179)
                                                               ========      ========

     Operating loss for the Physician Services segment decreased 56% to $5.5 million in 1999 compared to $12.6 million in 1998. The decrease was primarily attributable to the following: (i) decrease in depreciation expense due to assets becoming fully depreciated, (ii) decrease in amortization expense due to the goodwill and client lists impairment charge in 1998 and (iii) a gain on the sale of an unprofitable portion of the Physician Services' emergency medicine services operations.

     Application Software's 1999 operating loss was 88% lower than in 1998. The decrease was primarily the result of increases to the allowance for doubtful accounts recognized in 1998 and lower salaries and wages expense in 1999.

     The operating loss for e-Health Solutions in 1999 was 79% lower than in 1998 primarily due to the previously mentioned increase in revenue.

     The Company's corporate overhead costs decreased by 22% to $17.7 million in 1999 compared to $22.7 million in 1998. This reduction was primarily related to management's continued commitment to reduce operating costs while improving process efficiency. For the year ended 1998, certain corporate overhead expenses of $6.8 million and $2.6 million have been reclassified to the Physician Services segment and the Application Software segment, respectively.

     INTEREST. Net interest expense was $16.1 million for the year ended December 31, 1999 compared to $23.5 million in the same period in 1998. The decrease was primarily related to less debt outstanding and $2.4 million of interest income of generated from the short-term investment of cash.

     GOODWILL AND CLIENT LISTS IMPAIRMENT. At September 30, 1998, the Company recorded a goodwill and client lists impairment charge of $390.6 million to adjust the goodwill and client lists of the Physician Services segment to their fair value. Management regularly monitors its results of operations and other developments within the industry to adjust its cash flow forecast, as necessary, to determine if an adjustment is necessary to the carrying value of the Company's intangible assets.

     LITIGATION SETTLEMENTS. In June 1999, the Company recorded an estimated litigation settlement liability of $21.5 million related to the Company's legal dispute with Foundation, formerly Health Systems International, Inc., arising from Per-Se's June 1996 acquisition of HDS. The estimated liability was based upon an agreement in principle with Foundation. When the agreement was finalized in October 1999, the cost to the Company was reduced to $17.0 million and as a result, the litigation settlement liability was reduced by $4.4 million.

     Also in June 1999, the Company accrued litigation settlement charges of $6.0 million related to litigation arising from Per-Se's December 1995 acquisition of MMS. In addition, the Company paid $1.8 million to settle contract claims against the Company's Emergency Medicine division that arose in January 1998 in the ordinary course of business.

     The Company accrued $19.5 million during the third quarter of 1998 as a result of its resolution of two federal investigations into billing and collection practices of the Company's Physician Services segment.

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

     NON-RECURRING, RESTRUCTURING AND OTHER EXPENSES. In 1999, the Company reevaluated the adequacy of its reserves for lease termination costs established in prior periods. As a result of this evaluation, the Company increased its lease termination reserve for Physician Services by $0.3 million and reduced Application Software's lease termination reserve by $0.3 million.

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

     Exclusive of the restructuring expenses discussed above, other expenses aggregated approximately $3.9 million in 1998. The primary components of the 1998 charges were: (i) $0.7 million in non-cash property and equipment impairment expenses associated with certain properties held for sale; (ii) $2.0 million in legal costs associated with various lawsuits and investigations; and
(iii) $1.2 million of severance costs, primarily related to former executive officers.

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

     DISCONTINUED OPERATIONS. Summarized financial information for the discontinued operations for the years ended December 31, 1999 and 1998 is as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                             1999                   1998
                                            -------    -------------------------------
                                                       HOSPITAL
                                            IMPACT     SERVICES    IMPACT      TOTAL
                                            -------    --------    -------    --------
                                                          (IN THOUSANDS)
Revenue...................................  $54,916    $100,081    $79,731    $179,812
                                            =======    ========    =======    ========
Income (loss) from discontinued operations
  before taxes............................    3,958       5,192     (5,263)        (71)
Income tax expense (benefit)..............      555       2,079     (2,079)         --
                                            -------    --------    -------    --------
Income (loss) from discontinued
  operations,
  net of tax..............................  $ 3,403    $  3,113    $(3,184)   $    (71)
                                            =======    ========    =======    ========

     EXTRAORDINARY ITEM. In February 1998, the Company used the proceeds from the February 1998 issuance of the Notes (see Liquidity and Capital Resources) and the 1998 Credit Facility to redeem the Company's then-current debt facility. In November 1998, the Company used $71.5 million of the $103.2 million net proceeds received from the sale of Hospital Services to repay and terminate the 1998 Credit Facility. The Company recorded extraordinary charges in 1998 of $8.4 million, net of tax of $3.8 million, to write-off the unamortized costs associated with the early extinguishment of both the Company's previous debt facility and the 1998 Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $27.2 million at December 31, 2000, including $31.0 million of unrestricted cash and cash equivalents. The $43.4 million decrease in unrestricted cash and cash equivalents from December 31, 1999 is primarily the result of the acquisition of HDS/PAMS, other investments in the Company's operations, payments related to a legal matter resolved in 1999 with deferred payment terms, the final payment for the resolution of SCI litigation and the payment of semi-annual interest payments required under the Notes described below.

     On February 20, 1998, the Company issued $175 million of 9 1/2% Senior Notes due 2005 (the "Notes") which bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15, commencing on August 15, 1998, and which will mature on February 15, 2005. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2002, at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest.

     Payment of principal, premium, if any, and interest on the Notes is fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries have provided guarantees and the parent company does not have any significant operations or assets, separate from its investment in subsidiaries. Any non-guarantor subsidiaries are insignificant individually and in the aggregate to the consolidated financial statements.

     The Company completed its divestiture of non-core operations in December 1999. The Company sold Hospital Services on November 30, 1998 for $103.2 million in net proceeds. In February 1999, the Company received additional proceeds of $0.5 million based on Hospital Services' tangible net worth at closing. In addition, Per-Se received a purchase price adjustment of $10.0 million from NCO in May 2000 based on Hospital Services' achievement of various operational targets in 1999.

     The Company sold the commercial division of Impact effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million that was paid on July 16, 1999. The Company sold the government division of Impact on December 17, 1999 for approximately $46.5 million, including a purchase price adjustment of $1.5 million based on the divisions' tangible net worth at closing.

     Under the Indenture governing the Notes, the balance of net proceeds, as defined, from the sale of Hospital Services, the two divisions of Impact or the sale of any other asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of receipt of proceeds related to the sale. The Company may use the net proceeds for capital expenditures, to acquire long-term assets, to repay debt and/or to acquire a controlling interest in another company. To the extent that such net proceeds are not invested within 360 days, such amount constitutes "excess proceeds." If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds.

     As of December 31, 2000, excess proceeds related to the sale of non-core operations and other assets totaled approximately $26.4 million. The excess proceeds are the result of various asset sales and, as such, these proceeds must be invested in the Company's business at varying points in time during 2001. The Company must invest a minimum of approximately $9.4 million by April 30, 2001 to preclude the Company's obligation to make an offer of $19.4 million to repurchase the Notes at par during the third quarter of 2001.

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

     The Company believes that its current cash flow is sufficient to permit the Company to meet its operating expenses, service its debt requirements as they become due in the next twelve months and for the long-term and to invest in the business; however, there can be no assurance that such results will be achieved. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restricting or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

     As discussed under the caption "Forward-Looking Statements" in Item 1, Per-Se provides the following risk factor disclosures in connection with its continuing efforts to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:

  Competition with Business Management Outsourcing Services Companies and In-house Providers

     The business management outsourcing business, especially surrounding the areas of billings and collections, is highly competitive. The Company competes with regional physician and hospital reimbursement organizations, national information and data processing organizations, and physician groups and hospitals that provide their own business management services. Successful competition within this industry is dependent on numerous industry and market conditions.

     Potential industry and market changes that could adversely affect the Company's ability to compete for business management outsourcing services include an increase in the number of managed care providers compared to fee-for-service providers, and new alliances between healthcare providers and third-party payers in which healthcare providers are employed by such third-party payers.

  Competition with Information Technology Companies

     The business of providing application software, information technology and consulting services is also highly competitive. The Company competes with national and regional companies in this regard. Some competitors have longer operating histories and greater financial, technical and marketing resources than that of the Company. The Company's successful competition within this industry is dependent on numerous industry and market conditions.

  Major Client Projects

     The Company's application software business involves projects designed to reengineer customer operations through the strategic use of imaging, client/server and other advanced technologies. Failure to meet customers' expectations with respect to a major project could, possibly, have the following consequences: damage the Company's reputation and standing in this marketplace; impair its ability to attract new client/server information technology business; and inhibit its ability to collect for services performed on a project.

  Changes in the Healthcare Industry

     The markets for the Company's software and e-commerce products and services as well as our business management outsourcing services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to keep pace with changes in the healthcare industry may be dependent on a variety of factors, including its ability to enhance existing products and services; introduce new products and services quickly and cost effectively; achieve market acceptance for new products and services; and respond to emerging industry standards and other technological changes.

     Competitors may develop competitive products that could adversely affect the Company's operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing our software and billing systems going forward. The costs associated with refining, enhancing and developing our software and billing systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

  Consolidation in the Marketplace

     In general, consolidation initiatives in the healthcare marketplace may result in fewer potential customers for the Company's services. Some of these types of initiatives include employer initiatives such as creating purchasing cooperatives (HMOs); provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts; and integration among hospitals and physicians into comprehensive delivery systems.

     Continued consolidation of management and billing services through integrated delivery systems may result in a decrease in demand for the Company's business management outsourcing services for particular physician practices.

  Government Regulations

     As discussed in Item 1 under the captions "Healthcare Industry" and "Regulation," the healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting in cost containment initiatives, and effects on pricing and demand for capital-intensive systems. These factors affect the purchasing practices and operations of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

     Medical billing and collection activities are governed by numerous federal and state civil and criminal laws. Federal and state regulators increasingly use these laws to investigate healthcare providers and companies that provide billing and collection services. In connection with these laws, the Company may be subjected to federal or state government investigations and possible penalties may be imposed upon the Company, false claims actions may have to be defended, private payers may file claims against the Company, and the Company may be excluded from Medicare, Medicaid and/or other government funded healthcare programs.

     In the past, the Company has been the subject of federal investigations, and it may become the subject of false claims litigation or additional investigations relating to its billing and collection activities. Any such proceeding or investigation could have a material adverse effect on the Company's business.

     The final HIPAA rules for the standards for electronic transactions and standards of privacy of individually identifiable health information were published in 2000 with an implementation deadline of October 2002. These rules set new or higher standards for the healthcare industry as to handling healthcare transactions and information and will require changes to the manner in which the industry handles such information. One of the most contentious areas of further HIPAA reform is in the area of privacy and security.

     Currently in the area of privacy and security of health information, numerous federal and state civil and criminal laws govern the collection, use, storage and disclosure of health information. Penalties for noncompliance, both criminal and civil, may be brought by federal or state governments. Persons who believe their health information has been misused or disclosed improperly may bring claims and payers who believe instances of noncompliance with privacy and security standards have occurred may bring administrative sanctions or remedial actions against offending parties.

     Passage of HIPAA is part of a wider healthcare reform initiative. The Company expects that healthcare reform will continue to be widely debated. The Company also expects that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. The Company cannot predict whether new legislation and regulations will be enacted and, if enacted, whether such new developments will affect its business.

  Debt

     The Company has a significant amount of long-term indebtedness and, as a result, obligations to make interest payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness or seek additional equity capital. The Company's ability to make payments on its debt obligations will depend on future operating performance, which will be affected by certain conditions that are beyond the Company's control.

  Litigation

     The Company is involved in litigation arising in the ordinary course of its business, which may expose it to loss contingencies. These matters include, but are not limited to, claims brought by former customers with respect to the operation of our business. The Company has also received written demands from customers and former customers that have not yet resulted in legal action. Many of the Company's software products provide data for use by healthcare providers in providing care to patients. Although no claims have been brought against the Company to date regarding injuries related to the use of its products, such claims may be made in the future.

     The Company may not be able to successfully resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, there is the risk that its insurance coverage, product liability coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes are sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

  Stock Price Volatility

     The trading price of the Company's Common Stock may be volatile. The market for the Company's Common Stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, government regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company's control. Furthermore, the stock market in general and the market for software, healthcare and high technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of actual operating performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I of this Report pursuant to General Instruction G of this Form 10-K, is included in the sections entitled "Management of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2001, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2001, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2001, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. Financial Statements

          Report of Independent Accountants;

          Consolidated Balance Sheets -- as of December 31, 2000 and 1999;

          Consolidated Statements of Operations -- years ended December 31, 2000, 1999 and 1998;

          Consolidated Statements of Cash Flows -- years ended December 31, 2000, 1999 and 1998;

          Consolidated Statements of Stockholders' (Deficit) Equity -- years ended December 31, 2000, 1999 and 1998; and

          Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules

          Included in Part IV of the report:

          Report of Independent Accountants on Financial Statement Schedule;

          Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 2000, 1999 and 1998

          Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required.

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
 NUMBER                                DOCUMENT
-------                                --------
2.1        --   Stock Purchase Agreement dated as of October 15, 1998,
                between Registrant and NCO Group, Inc. (incorporated by
                reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
                for the quarter ended September 30, 1998).
2.2        --   Stock Purchase Agreement dated as of April 20, 1999, among
                Complete Business Solutions, Inc., E-Business Solutions.com,
                Inc., Impact Innovations Holdings, Inc. and Registrant
                (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
2.3        --   Stock Purchase Agreement dated as of November 4, 1999, among
                J3 Technology Services Corp., Impact Innovations Holdings,
                Inc., Impact Innovations Government Group, Inc. and
                Registrant (incorporated by reference to Exhibit 2.3 to
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1999).
2.4        --   Stock Purchase Agreement dated as of December 8, 2000, among
                Registrant, Health Data Services, Inc., Patient Account
                Management Services, Inc., and Marc Saltzberg, Raymond
                DelBrocco, Charles Moore, and Larry Shaw (incorporated by
                reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
3.1        --   Restated Certificate of Incorporation of Registrant
                (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
                Form 10-K")).
3.2        --   Restated By-laws of Registrant (incorporated by reference to
                Exhibit 3.2 to the 1999 Form 10-K).
4.1        --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1999 Form 10-K).
4.2        --   Form of Option Agreement relating to Registrant's Second
                Amended and Restated Non-Qualified Stock Option Plan
                (incorporated by reference to Exhibit 4.2 to the 1999 Form
                10-K).
4.3        --   Form of Option Agreement relating to Registrant's
                Non-Qualified Stock Option Plan for Employees of Acquired
                Companies (incorporated by reference to Exhibit 4.4 to
                Registration Statement on Form S-3, File No. 33-71552).
4.4        --   Form of Option Agreement relating to Registrant's
                Non-Employee Director Stock Option Plan (incorporated by
                reference to Exhibit 4.5 to the 1999 Form 10-K).
4.5        --   Form of Option Agreement relating to Registrant's
                Non-Qualified Stock Option Plan for Non-Executive Employees
                (incorporated by reference to Exhibit 4.6 to the 1999 Form
                10-K).
4.6        --   Form of Option Agreement relating to Registrant's Restricted
                Stock Plan (incorporated by reference to Exhibit 4.5 to
                Annual Report on Form 10-K for the year ended December 31,
                1995 (the "1995 Form 10-K")).
4.7        --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
                (including form of note) (incorporated by reference to
                Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
                1998).
4.8        --   Warrant Agreement dated as of July 8, 1998, between
                Registrant and SunTrust Bank, Atlanta, as Warrant Agent
                (including form of warrant certificate) (incorporated by
                reference to Exhibit 4.2 to Registration Statement on Form
                8-A filed on July 21, 1998).

EXHIBIT
 NUMBER                                DOCUMENT
-------                                --------
4.9        --   Rights Agreement dated as of February 11, 1999, between
                Registrant and American Stock Transfer & Trust Company
                (including form of rights certificates) (incorporated by
                reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.10       --   First Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of May 4, 2000 (incorporated by
                reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                for the quarter ended March 31, 2000).
10.1       --   Second Amended and Restated Per-Se Technologies, Inc.
                Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K).
10.2       --   First Amendment to Second Amended and Restated Per-Se
                Technologies, Inc. Non-Qualified Stock Option Plan
                (incorporated by reference to Exhibit 10.45 to the 1999 Form
                10-K).
10.3       --   Registrant's Non-Qualified Stock Option Plan for Employees
                of Acquired Companies (incorporated by reference to Exhibit
                99.1 to Registration Statement on Form S-8, File No.
                33-67752).
10.4       --   First Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 99 to Registration Statement on Form
                S-8, File No. 33-71556).
10.5       --   Second Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 99 to Registration Statement on Form
                S-8, File No. 33-88442).
10.6       --   Third Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 10.14 to the 1995 Form 10-K).
10.7       --   Fourth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 99.2 to Registration Statement on Form
                S-8, File No. 333-3213).
10.8       --   Fifth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 99.1 to Registration Statement on Form
                S-8, File No. 333-07627).
10.9       --   Sixth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).
10.10      --   Seventh Amendment to Registrant's Non-Qualified Stock Option
                Plan for Employees of Acquired Companies (incorporated by
                reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).
10.11      --   Eighth Amendment to Registrant's Non-Qualified Stock Option
                Plan For Employees of Acquired Companies (incorporated by
                reference to Exhibit 10.12 to the 1999 Form 10-K).
10.12      --   Ninth Amendment to Registrant's Non-Qualified Stock Option
                Plan For Employees of Acquired Companies.
10.13      --   Registrant's Non-Employee Director Stock Option Plan, dated as of August 12, 1994 (incorporated by reference to Exhibit
                10.2 to Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1994).
10.14      --   First Amendment to Registrant's Non-Employee Director Stock
                Option Plan (incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).
10.15      --   Second Amendment to Registrant's Non-Employee Director Stock
                Option Plan (incorporated by reference to Exhibit 10.1 to
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 1999).

EXHIBIT
 NUMBER                                DOCUMENT
-------                                --------
10.16      --   Third Amendment to Registrant's Non-Employee Director Stock
                Option Plan (incorporated by reference to Exhibit 10.16 to the 1999 Form 10-K).
10.17      --   Fourth Amendment to Registrant's Non-Employee Director Stock
                Option Plan (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).
10.18      --   Registrant's Non-Qualified Stock Option Plan for
                Non-Executive Employees (incorporated by reference to
                Exhibit 10.23 to the 1996 Form 10-K).
10.19      --   First Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
10.20      --   Second Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).
10.21      --   Third Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to the 1997 Form 10-K).
10.22      --   Fourth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).
10.23      --   Fifth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.28 to the 1997 Form 10-K).
10.24      --   Sixth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.32 to the 1998 Form 10-K).
10.25      --   Seventh Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K).
10.26      --   Eighth Amendment to Registrant's Non-Qualified Stock Option
                Plan for Non-Executive Employees.
10.27      --   Restricted Stock Plan of the Registrant, dated as of August
                12, 1994 (incorporated by reference to Exhibit 10.2 to
                Registration Statement on Form S-4, File No. 33-88910).
10.28      --   The Per-Se Technologies Employees' Retirement Savings Plan
                (incorporated by reference to Exhibit 10.26 to the 1999 Form
                10-K).
10.29      --   First Amendment to the Per-Se Technologies Employees'
                Retirement Savings Plan.
10.30      --   Retirement Savings Trust (incorporated by reference to
                Exhibit 10.10 to Registration Statement on Form S-1, File
                No. 33-42216).
10.31      --   Registrant's Deferred Compensation Plan (incorporated by
                reference to Exhibit 99 to Registration Statement on Form
                S-8, Registration No. 33-90874).
10.32      --   First Amendment to Registrant's Deferred Compensation Plan
                (incorporated by reference to Exhibit 10.2 to Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1997).
10.33      --   Second Amendment to Registrant's Deferred Compensation Plan
                (incorporated by reference to Exhibit 10.3 to Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1997).
10.34      --   Third Amendment to Registrant's Deferred Compensation Plan
                (incorporated by reference to Exhibit 10.76 to the 1997 Form
                10-K).
10.35      --   Fourth Amendment to Registrant's Deferred Compensation Plan
                (incorporated by reference to Exhibit 10.32 to the 1999 Form
                10-K).
10.36      --   Fifth Amendment to Registrant's Deferred Compensation Plan.
10.37      --   Written description of Registrant's Non-Employee Director
                Compensation Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1997).

EXHIBIT
 NUMBER                                DOCUMENT
-------                                --------
10.38      --   Registrant's Non-Employee Director Deferred Stock Credit
                Plan (incorporated by reference to Exhibit 10.5 to Quarterly
                Report on Form 10-Q for the quarter ended September 30,
                1997).
10.39      --   Registrant's Long Term Incentive Plan (incorporated by
                reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.40      --   Employment Agreement dated November 19, 1996, between
                Registrant and David E. McDowell (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
10.41      --   Amendment Number 1 to Employment Agreement between
                Registrant and David E. McDowell, dated October 20, 1999
                (incorporated by reference to Exhibit 10.37 to the 1999 Form
                10-K).
10.42      --   Employment Agreement dated as of November 13, 2000, between
                Registrant and Philip M. Pead.
10.43      --   Employment Agreement dated April 14, 2000, between
                Registrant and Chris E. Perkins.
10.44      --   Amendment Number 1 to Employment Agreement between
                Registrant and Chris E. Perkins, dated as of February 7,
                2001.
10.45      --   Employment Agreement dated January 30, 1998, between
                Registrant and William Dagher.
10.46      --   Employment Agreement dated June 5, 1998, between Registrant and Frank B. Murphy.
10.47      --   Corporate Integrity Agreement between the Office of the
                Inspector General of the Department of Health and Human
                Services and Registrant (incorporated by reference to
                Exhibit 10.4 to Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1998).
10.48      --   Employment Agreement dated as of March 22, 2001, between
                Registrant and Karen B. Andrews.
21         --   Subsidiaries of Registrant.
23.1       --   Consent of PricewaterhouseCoopers LLP.

---------------

* The exhibits, which are referenced in the above documents, are hereby incorporated by reference. Such exhibits have been omitted for purposes of this filing but will be furnished supplementary to the Commission upon request.

     (b) Reports on Form 8-K

     One report on Form 8-K was filed during the quarter ended December 31, 2000:

                                                              FINANCIAL
                                                              STATEMENTS
ITEM REPORTED                                                   FILED       DATE OF REPORT
-------------                                                 ----------    --------------
Registrant's stock purchase of all of the issued and
  outstanding shares of capital stock of Health Data
  Services, Inc. and its affiliate company, Patient Account
  Management Services, Inc. on December 8, 2000.............      No       December 20, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Per-Se Technologies, Inc.
                                          (Registrant)

                                          By:     /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer

                                                  /s/ MARY C. BLACKADAR
                                            ------------------------------------
                                                     Mary C. Blackadar
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 23, 2001                  /s/ DAVID E. MCDOWELL
                -----------------------------------------------------
                                  David E. McDowell
                                Chairman and Director

March 23, 2001                   /s/ PHILIP M. PEAD
                -----------------------------------------------------
                                   Philip M. Pead
                   President, Chief Executive Officer and Director

March 23, 2001                  /s/ CHRIS E. PERKINS
                -----------------------------------------------------
                                  Chris E. Perkins
                Executive Vice President and Chief Financial Officer

March 23, 2001                  /s/ MARY C. BLACKADAR
                -----------------------------------------------------
                                  Mary C. Blackadar
                 Vice President and Controller (Principal Accounting
                                      Officer)

March 23, 2001                  /s/ RODERICK M. HILLS
                -----------------------------------------------------
                                  Roderick M. Hills
                                      Director

March 23, 2001              /s/ DAVID R. HOLBROOKE, M.D.
                -----------------------------------------------------
                              David R. Holbrooke, M.D.
                                      Director

March 23, 2001                   /s/ KEVIN E. MOLEY
                -----------------------------------------------------
                                   Kevin E. Moley
                                      Director

March 23, 2001                    /s/ JOHN C. POPE
                -----------------------------------------------------
                                    John C. Pope
                                      Director

March 23, 2001                /s/ C. CHRISTOPHER TROWER
                -----------------------------------------------------
                                C. Christopher Trower
                                      Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Per-Se Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows present fairly, in all material respects, the financial position of Per-Se Technologies, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 5, 2001

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Current Assets:
  Cash:
     Cash and cash equivalents..............................  $  30,970   $  74,354
     Restricted cash........................................      7,352       7,519
                                                              ---------   ---------
          Total cash........................................     38,322      81,873
  Accounts receivable, billed (less allowances of $7,635 and
     $11,613, respectively).................................     53,309      46,097
  Accounts receivable, unbilled (less allowances of $4,338
     and $2,888, respectively)..............................      5,786      42,813
  Other.....................................................      5,793       7,394
                                                              ---------   ---------
          Total current assets..............................    103,210     178,177
Property and equipment, net.................................     32,813      34,103
Intangible assets, net......................................     72,695      46,446
Other.......................................................      5,408       6,291
                                                              ---------   ---------
                                                              $ 214,126   $ 265,017
                                                              =========   =========
Current Liabilities:
  Accounts payable..........................................  $  11,002   $  10,005
  Accrued compensation......................................     18,652      21,842
  Accrued expenses..........................................     21,712      26,449
  Accrued litigation settlements............................      1,602       4,043
  Current portion of long-term debt.........................         --       2,138
                                                              ---------   ---------
                                                                 52,968      64,477
  Deferred revenue..........................................     23,063      20,396
                                                              ---------   ---------
          Total current liabilities.........................     76,031      84,873
Long-term debt..............................................    175,000     175,000
Other obligations...........................................      7,231       3,704
                                                              ---------   ---------
          Total liabilities.................................    258,262     263,577
                                                              ---------   ---------
Commitments and contingencies (Notes 10 and 11)
  Stockholders' (Deficit) Equity:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................         --          --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     29,902 and 29,575 issued and outstanding as of December
     31, 2000 and 1999, respectively........................        299         296
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................         --          --
  Paid-in capital...........................................    774,603     771,864
  Warrants..................................................      1,495       1,495
  Accumulated deficit.......................................   (820,533)   (772,215)
                                                              ---------   ---------
          Total stockholders' (deficit) equity..............    (44,136)      1,440
                                                              ---------   ---------
                                                              $ 214,126   $ 265,017
                                                              =========   =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
Revenue.....................................................  $310,008   $322,129   $ 349,823
                                                              --------   --------   ---------
Salaries and wages..........................................   193,952    212,940     226,894
Other operating expenses....................................    94,364    104,192     126,183
Depreciation................................................    15,562     20,177      23,848
Amortization................................................    10,125      9,293      18,077
Interest expense, net.......................................    14,525     16,102      23,494
Goodwill and client lists impairment........................        --         --     390,641
Process improvement project.................................       501         --          --
Litigation settlements......................................     1,147     24,811      35,987
Non-recurring, restructuring and other expenses.............     2,382         --       5,191
                                                              --------   --------   ---------
          Total expenses....................................   332,558    387,515     850,315
                                                              --------   --------   ---------
Loss before income taxes....................................   (22,550)   (65,386)   (500,492)
Income tax (benefit) expense................................      (695)      (610)     58,465
                                                              --------   --------   ---------
Loss from continuing operations.............................   (21,855)   (64,776)   (558,957)
                                                              --------   --------   ---------
Discontinued operations, net of tax:
     Income (loss) from discontinued operations.............        --      3,403         (71)
     Gain on sale of subsidiaries...........................    11,337     27,671       7,214
                                                              --------   --------   ---------
                                                                11,337     31,074       7,143
                                                              --------   --------   ---------
Loss before extraordinary item and cumulative effect of
  accounting change.........................................   (10,518)   (33,702)   (551,814)
Extraordinary item, net of tax..............................        --         --      (8,400)
Cumulative effect of accounting change, net of tax..........   (37,684)        --          --
                                                              --------   --------   ---------
          Net loss..........................................  $(48,202)  $(33,702)  $(560,214)
                                                              ========   ========   =========
Basic net (loss) income per share:
     Loss from continuing operations........................  $  (0.74)  $  (2.31)  $  (21.77)
     Income from discontinued operations, net of tax........      0.38       1.11        0.28
     Extraordinary item, net of tax.........................        --         --       (0.33)
     Cumulative effect of accounting change, net of tax.....     (1.26)        --          --
                                                              --------   --------   ---------
     Net loss...............................................  $  (1.62)  $  (1.20)  $  (21.82)
                                                              ========   ========   =========
Weighted average shares outstanding.........................    29,852     28,097      25,673
                                                              ========   ========   =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(48,202)  $(33,702)  $(560,214)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  (Income) loss from discontinued operations................        --     (3,403)         71
  Depreciation and amortization.............................    25,687     29,470      41,925
  Gain on sale of subsidiaries..............................   (11,337)   (27,997)    (12,229)
  Goodwill and client lists impairment loss.................        --         --     390,641
  Impairment loss (gain) on long-lived assets...............     1,185     (4,772)        681
  Cumulative effect of accounting change....................    37,684         --          --
  Non-cash litigation settlement costs......................        --     16,433          --
  Early extinguishment of debt..............................        --         --      12,145
  Deferred income taxes.....................................        --         --      58,465
  Changes in assets and liabilities, excluding effects of
    acquisitions and divestitures:
    Restricted cash.........................................    (1,002)      (572)     (2,504)
    Accounts receivable, billed.............................    (5,834)     8,703      13,800
    Accounts receivable, unbilled...........................      (503)     3,863      13,471
    Accounts payable........................................       760      1,455        (514)
    Accrued compensation....................................    (3,207)       608      (5,392)
    Accrued expenses........................................    (6,650)        (6)     (3,712)
    Accrued litigation settlements..........................    (2,441)   (11,971)     32,639
    Deferred revenue........................................     2,667      2,107       2,124
    Other, net..............................................     2,477        820       6,966
                                                              --------   --------   ---------
    Net cash used for continuing operations.................    (8,716)   (18,964)    (11,637)
    Net cash (used for) provided by discontinued
       operations...........................................    (2,100)    (2,942)      5,240
                                                              --------   --------   ---------
         Net cash used for operating activities.............   (10,816)   (21,906)     (6,397)
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................   (25,193)       (32)       (670)
Purchases of property and equipment.........................   (18,801)   (10,418)    (23,789)
Net proceeds from sale of subsidiaries......................    11,337     47,986     103,204
Proceeds from sale of property and equipment................     5,658     12,003         915
Software development costs..................................    (6,137)    (7,498)     (4,515)
                                                              --------   --------   ---------
         Net cash (used for) provided by investing
           activities.......................................   (33,136)    42,041      75,145
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock.............................       298        920       1,447
Proceeds from the exercise of stock options.................       379        217       5,688
Proceeds from borrowings....................................        --         --     386,969
Payments of debt............................................       (38)    (1,042)   (410,712)
Deferred financing/debt issuance costs......................       (71)      (285)    (12,460)
                                                              --------   --------   ---------
         Net cash provided by (used for) financing
           activities.......................................       568       (190)    (29,068)
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS:
Net change..................................................   (43,384)    19,945      39,680
Balance at beginning of period..............................    74,354     54,409      14,729
                                                              --------   --------   ---------
Balance at end of period....................................  $ 30,970   $ 74,354   $  54,409
                                                              ========   ========   =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 (IN THOUSANDS)

                                      COMMON               PREFERRED                                       TREASURY
                            COMMON    STOCK    PREFERRED     STOCK     PAID-IN    ACCUMULATED               STOCK
                            SHARES    AMOUNT    SHARES      AMOUNT     CAPITAL      DEFICIT     WARRANTS    AMOUNT
                            -------   ------   ---------   ---------   --------   -----------   --------   --------
BALANCE AT DECEMBER 31,
  1997....................  73,204    $ 732       --        $   --     $678,998    $(177,949)    $   --     $  --
Issuance of common
  stock...................     272        3       --            --        1,444           --         --        --
Exercise of stock
  options.................   1,242       12       --            --        5,582          (49)        --       143
Funding of litigation
  settlements.............   3,985       40       --            --       53,587           --         --       (70)
Net loss..................      --       --       --            --           --     (560,214)        --        --
Other.....................      42       --       --            --          403         (178)        --      (161)
                            -------   -----       --        ------     --------    ---------     ------     -----
BALANCE AT DECEMBER 31,
  1998....................  78,745      787       --            --      740,014     (738,390)        --       (88)
Issuance of common
  stock...................     316        3       --            --          917           --         --        --
Exercise of stock
  options.................     159        2       --            --          215           --         --        --
Funding of litigation
  settlements.............   9,500       95       --            --       30,131           --      1,495        --
Reverse 1 for 3 stock
  split (see Note 12).....  (59,151)   (591)      --            --          567           --         --        --
Net loss..................      --       --       --            --           --      (33,702)        --        --
Other.....................       6       --       --            --           20         (123)                  88
                            -------   -----       --        ------     --------    ---------     ------     -----
BALANCE AT DECEMBER 31,
  1999....................  29,575      296       --            --      771,864     (772,215)     1,495        --
Issuance of common
  stock...................      42       --       --            --          298           --         --        --
Issuance of common stock
  in acquisitions.........     236        2       --            --        1,998           --         --        --
Exercise of stock
  options.................      48        1       --            --          378           --         --        --
Net loss..................      --       --       --            --           --      (48,202)        --        --
Other.....................       1       --       --            --           65         (116)
                            -------   -----       --        ------     --------    ---------     ------     -----
BALANCE AT DECEMBER 31,
  2000....................  29,902    $ 299       --        $   --     $774,603    $(820,533)    $1,495     $  --
                            =======   =====       ==        ======     ========    =========     ======     =====

                                 TOTAL
                             STOCKHOLDERS'
                            (DEFICIT) EQUITY
                            ----------------
BALANCE AT DECEMBER 31,
  1997....................     $ 501,781
Issuance of common
  stock...................         1,447
Exercise of stock
  options.................         5,688
Funding of litigation
  settlements.............        53,557
Net loss..................      (560,214)
Other.....................            64
                               ---------
BALANCE AT DECEMBER 31,
  1998....................         2,323
Issuance of common
  stock...................           920
Exercise of stock
  options.................           217
Funding of litigation
  settlements.............        31,721
Reverse 1 for 3 stock
  split (see Note 12).....           (24)
Net loss..................       (33,702)
Other.....................           (15)
                               ---------
BALANCE AT DECEMBER 31,
  1999....................         1,440
Issuance of common
  stock...................           298
Issuance of common stock
  in acquisitions.........         2,000
Exercise of stock
  options.................           379
Net loss..................       (48,202)
Other.....................           (51)
                               ---------
BALANCE AT DECEMBER 31,
  2000....................     $ (44,136)
                               =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Per-Se Technologies, Inc. and its subsidiaries ("Per-Se" or the "Company"). All significant intercompany transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Per-Se completed the sale of Medaphis Services Corporation ("Hospital Services") in 1998 and Impact Innovations Group ("Impact") in 1999. The results of these segments are classified as discontinued operations for all periods presented. See Note 3 for further discussion of the Company's discontinued operations.

     NATURE OF OPERATIONS. Per-Se provides business management outsourcing services, clinical and financial software applications and connectivity with business intelligence to the healthcare industry, primarily in the United States. The Company historically has not experienced any significant losses related to individual clients, classes of clients or groups of clients in any geographical area.

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

     REVENUE RECOGNITION. Fees for the Company's business management outsourcing services are primarily based on a percentage of net collections on clients' patient accounts, and revenue is recognized as payment for such business management outsourcing services is received. Accounts receivable, billed, represents amounts invoiced to clients. Accounts receivable, unbilled, represented amounts recognized for services rendered but not yet invoiced and was based on the Company's estimate of the fees that would be invoiced when collections on patient accounts were received. Effective January 1, 2000, the Company's Physician Services segment no longer recognized accounts receivable, unbilled (see Cumulative Effect of Accounting Change below).

     For software license sales where no significant contractual obligations remain outstanding, the Company recognizes revenue upon shipment. For contracts under which the Company is required to make significant production, modification or customization changes, revenue from software licenses is recognized using the percentage-of-completion method over the implementation period. Where services are considered essential to the functionality of the arrangement, the software license is recognized over the implementation period using the percentage-of-completion method. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. The license agreements typically provide for partial payments upon shipment; such terms result in an unbilled receivable at the date the revenue is recognized. Revenue from software implementation services is recognized as the services are performed. Software maintenance payments received in advance are deferred and recognized ratably over the term of the maintenance agreement, which is typically one year.

     Revenue from systems integration contracts is recorded based on the terms of the underlying contracts, which are primarily time and material or fixed price contracts. Revenue from time and material type contracts is recognized as services are rendered and costs are incurred based on contractual rates. Revenue from fixed price contracts is recorded using the percentage-of-completion method. Anticipated losses, if any, are charged to operations in the period that such losses are determined. Revenue for which customers have not yet been invoiced is reflected as unbilled accounts receivable in the accompanying consolidated balance sheets.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     RESTRICTED CASH. As of December 31, 2000, restricted cash principally represents restrictions on $5.3 million of the Company's cash as security for certain of the Company's letters of credit. The remaining balance represents amounts collected on behalf of certain clients, a portion of which is held in trust until remitted to such clients, and amounts held in escrow.

     PROPERTY AND EQUIPMENT. Property and equipment, including equipment under capital leases, are stated at cost, less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally ten years for furniture and fixtures, three to ten years for equipment and twenty years for buildings.

     INTANGIBLE ASSETS. Intangible assets are composed principally of goodwill, client lists and software development costs.

     Goodwill and Client Lists. Goodwill represents the excess of the cost of the businesses acquired over the fair value of net identifiable assets at the date of the acquisition and is amortized over its estimated useful life using the straight-line method. The Company is amortizing its goodwill over its remaining useful life of four to twenty years and its client lists over their remaining estimated eight-year period of benefit.

     The Company monitors events and changes in circumstances that could indicate the carrying amounts of the intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of the intangible assets by determining whether the carrying value of such intangible assets will be recovered through undiscounted expected future cash flows. Should the Company determine that the carrying values of specific intangible assets are not recoverable, as was the case during 1998, the Company would record a charge to reduce the carrying value of such assets to their fair values. The Company determines fair value based on discounted expected future cash flows during the period of benefit. See Note 7 where the 1998 impairment of intangibles assets is discussed. No impairment losses that were related to goodwill or clients lists from continuing operations were recorded in 2000 or 1999.

     Software Development Costs. Intangible assets include software development costs incurred in the development or the enhancement of software developed by the Application Software and e-Health Solutions segments for resale. Software development costs are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. Software development costs are amortized using the straight-line method over the estimated economic lives of the assets, which are generally three to five years.

     In December 2000, the Company recorded $1.4 million of non-recurring expenses related to the e-Health Solutions' retirement of a software product that will be replaced by a superior software product at Health Data Services, Inc. and its affiliate company, Patient Account Management Services, Inc. ("HDS/PAMS"), a company acquired by Per-Se in December 2000.

     RESEARCH AND DEVELOPMENT COSTS. Research and development costs are expensed as incurred. The Company recorded research and development costs of approximately $7.4 million, $9.2 million and $10.8 million in 2000, 1999 and 1998, respectively.

     STOCK-BASED COMPENSATION PLANS. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In Note 14, the Company presents the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"). SFAS No. 123 requires that companies which elect to not account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net income (loss) and basic net income (loss) per share as if SFAS No. 123 had been adopted.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     LEGAL COSTS. The Company records charges for the legal and administrative fees, costs and expenses and damages or settlements it anticipates incurring in conjunction with its legal matters when management can reasonably estimate these costs.

     INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" between financial statement carrying amounts and the tax bases of existing assets and liabilities. The measurement of deferred tax assets and liabilities is predominantly determined by reference to the tax laws and changes to such laws. Management includes the consideration of future events in assessing the likelihood that tax benefits will be realized. See Note 15 where the Company discusses the realizability of the deferred tax assets.

     BASIC NET LOSS PER COMMON SHARE. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is not presented as it is antidilutive. Stock options and warrants are the only instruments issued that would have been included in the pro forma diluted earnings per share calculation.

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

     The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash expense in the Company's statement of operations for the year ended December 31, 2000 reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance.

     SEGMENT REPORTING. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way companies report information about operating segments including the related disclosures about products and
services. See Note   where the Company discloses information about its
reportable segments.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to record derivatives as assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives will be recorded either in current earnings or as a component of comprehensive income. The Company adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 will not have a material effect on the Company's Consolidated Balance Sheet, Statement of Operations or Statement of Cash Flows.

     COMPREHENSIVE INCOME. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company's net loss, as presented in the Consolidated Statements of Operations, approximates the Company's other comprehensive income amount, as defined, for all periods presented.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

2. ACQUISITIONS

     On February 9, 2000, the Company acquired the outstanding capital stock of Knowledgeable Healthcare Solutions, Inc. ("KHS") for consideration of $3.1 million, consisting of $1.1 million cash and approximately 236,000 shares, or $2.0 million, of the Company's Common Stock. In addition, the purchase agreement provides for a purchase price adjustment of up to $6.0 million, that was recorded in December 2000, payable in cash and the Company's Common Stock, should KHS meet certain operational targets over the next three years. KHS has developed a managed care software product that is used by the Company to provide business management services to numerous independent physician associations and sold as turnkey software to healthcare payers and providers.

     The KHS acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $8.9 million of the purchase price has been allocated to goodwill and will be amortized using the straight-line method over five years. The operating results of KHS, which were not material to the Company's operations, are included in the Company's Consolidated Statements of Operations from the date of acquisition.

     On December 8, 2000, the Company acquired all the issued and outstanding shares of capital stock of HDS/PAMS for consideration of approximately $25 million. HDS/PAMS offer fully integrated electronic medical claims clearing and other services for hospitals and integrated delivery networks.

     The HDS/PAMS acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $21 million of the purchase price has been allocated to goodwill and will be amortized using the straight-line method over twenty years. The operating results of HDS/PAMS, which were not material to the Company's operations, are included in the Company's Consolidated Statements of Operations from the date of acquisition.

3. DISCONTINUED OPERATIONS AND DIVESTITURES

     In 1998, management initiated a plan to focus the Company's financial and management resources on its three core healthcare segments in an effort to return the Company to profitability. Management defined these segments as:
Physician Services, Application Software and e-Health Solutions. Management began to seek alternatives for the remaining non-core business segments:
Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact"). Although Hospital Services provided business management and accounts receivable management services to approximately 1,200 hospitals, the Company's management deemed the segment non-core as a substantial portion of the services offered was bad debt collection. Impact was deemed non-core as it did not provide consulting services to the healthcare industry. Pursuant to APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been presented to reflect both Hospital Services and Impact as discontinued operations for all periods presented.

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

     In addition, the Company received a purchase price adjustment of $10.0 million from NCO on May 5, 2000 based on Hospital Services' achievement of various operational targets in 1999. The purchase price

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES adjustment resulted in the recognition of an additional gain of approximately $9.2 million in the quarter ended June 30, 2000.

     In 1999, the Company completed the sale of both divisions of Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. Final CBSI post acquisition matters were resolved in the third quarter of 2000 resulting in an additional expense to discontinued operations of $0.4 million. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

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

     The net operating results of these segments have been reported in the Consolidated Statements of Operations as "Income (loss) from discontinued operations" and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash (used for) provided by discontinued operations."

     Summarized financial information for the discontinued operations is as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                     1999                   1998
                                                    -------    -------------------------------
                                                               HOSPITAL
                                                    IMPACT     SERVICES    IMPACT      TOTAL
                                                    -------    --------    -------    --------
                                                                  (IN THOUSANDS)
Revenue...........................................  $54,916    $100,081    $79,731    $179,812
                                                    =======    ========    =======    ========
Income (loss) from discontinued operations before
  income taxes....................................    3,958       5,192     (5,263)        (71)
Income tax expense (benefit)......................      555       2,079     (2,079)         --
                                                    -------    --------    -------    --------
Income (loss) from discontinued operations, net of
  tax.............................................  $ 3,403    $  3,113    $(3,184)   $    (71)
                                                    =======    ========    =======    ========

4. NON-RECURRING, RESTRUCTURING AND OTHER EXPENSES

     Components of non-recurring, restructuring and other expenses are as follows:

                                                              2000     1999     1998
                                                             ------    ----    ------
                                                                  (IN THOUSANDS)
Restructuring expenses.....................................  $   --    $--     $1,289
Property and equipment impairment..........................      --     --        681
Legal costs................................................      --     --      1,999
Severance costs............................................     562     --      1,222
Other......................................................   1,820     --         --
                                                             ------    ---     ------
                                                             $2,382    $--     $5,191
                                                             ======    ===     ======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Restructuring Expenses. In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). There were two components of the Reengineering Project: (i) workflow, process and operational improvements along with new technology development; and (ii) office consolidation within Physician Services (the "Physician Services Restructuring Plan"). The Company periodically reevaluates the adequacy of the reserves established for the Physician Services Restructuring Plan and in 1999 recorded an additional expense of $0.3 million for lease termination costs.

     In 1997, the Company adopted a plan to combine the operations of its software and consulting companies. In 1999, the Company revised its plan to combine the operations of its software and consulting companies and reduced the reserve for lease termination costs by $0.3 million.

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

     A description of the type and amount of restructuring costs recorded at the commitment date and subsequently incurred for all of the restructurings discussed above is as follows:

                        RESERVE                    COSTS      RESERVE       COSTS      RESERVE                     COSTS
                        BALANCE                   APPLIED     BALANCE      APPLIED     BALANCE                    APPLIED
                       JANUARY 1,     RESERVE     AGAINST   DECEMBER 31,   AGAINST   DECEMBER 31,     RESERVE     AGAINST
                          1998      ADJUSTMENTS   RESERVE       1998       RESERVE       1999       ADJUSTMENTS   RESERVE
                       ----------   -----------   -------   ------------   -------   ------------   -----------   -------
Lease termination
  costs..............    $5,455       $   --      $(1,163)     $4,292      $  (764)     $3,528         $  --       $(655)
Severance............       158        1,289         (299)      1,148         (875)        273          (273)         --
                         ------       ------      -------      ------      -------      ------         -----       -----
                         $5,613       $1,289      $(1,462)     $5,440      $(1,639)     $3,801         $(273)      $(655)
                         ======       ======      =======      ======      =======      ======         =====       =====

                         RESERVE
                         BALANCE
                       DECEMBER 31,
                           2000
                       ------------
Lease termination
  costs..............     $2,873
Severance............         --
                          ------
                          $2,873
                          ======

     The terminated leases have various expiration dates through 2005.

     Property and Equipment Impairment. In 1998, the Company recorded an expense of $0.7 million related to the write-down of certain properties held for sale to their net realizable value.

     Legal Costs. In 1998, the Company evaluated the adequacy of its reserves for the legal and administrative fees, costs and expenses associated with various legal matters and recorded a net charge of $2.0 million.

     Severance Costs. In 2000 and 1998, the Company recorded net expenses of $0.6 million and $1.2 million, respectively, for severance costs associated with former executive management. In 2000, the expense includes a $0.3 million reduction of a prior period severance cost associated with former executive management.

     Other. In December 2000, the Company recorded $1.4 million of non-recurring expenses related to the e-Health Solutions' retirement of a software product that will be replaced by a superior software product at HDS/PAMS, a company acquired by Per-Se in December 2000. In connection with the retirement of the software product, the Company also recorded $0.4 million of severance for approximately 20 employees associated with the retired software product that had been notified of their termination.

5. PROCESS IMPROVEMENT PROJECT

     The Company incurred $0.5 million of expense in the period ended December 31, 2000 for a process improvement project within the Physician Services segment. The process improvement project is an effort to improve productivity in the Physician Services processing centers. In the fourth quarter of 2000, the project produced a formalized set of productivity and quality measures, workflow processes and a management

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES operating system within one of the processing centers which served as the project's pilot. The Company plans to implement the improvement measures in other processing centers throughout 2001 and into 2002.

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land........................................................  $    590    $  1,790
Buildings...................................................     2,750       5,536
Furniture and fixtures......................................    26,293      25,373
Equipment...................................................   114,611     102,844
Leasehold improvements......................................     9,628       9,134
                                                              --------    --------
                                                               153,872     144,677
Less accumulated depreciation...............................   121,059     110,574
                                                              --------    --------
                                                              $ 32,813    $ 34,103
                                                              ========    ========

7. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Goodwill....................................................  $ 42,401    $12,317
Client lists................................................    39,681     39,681
Other.......................................................       769         --
Software development costs..................................    49,718     44,814
                                                              --------    -------
                                                               132,569     96,812
Less accumulated amortization...............................    59,874     50,366
                                                              --------    -------
                                                              $ 72,695    $46,446
                                                              ========    =======

     At September 30, 1998, the Company recorded a goodwill and client lists impairment charge of $390.6 million to adjust the goodwill and client lists of the Physician Services segment to their fair value. Management regularly monitors its results of operations and other developments within the industry to adjust its cash flow forecast, as necessary, to determine if an adjustment is necessary to the carrying value of the Company's intangible assets.

     Expenditures on capitalized software development costs were approximately $6.1 million, $7.5 million and $4.5 million in 2000, 1999 and 1998, respectively. Amortization expense related to the Company's capitalized software costs totaled $4.7 million, $4.5 million and $5.0 million in 2000, 1999 and 1998, respectively. The unamortized balance of software development costs at December 31, 2000 and 1999 was $15.5 million and $14.8 million, respectively.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

8. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Interest....................................................  $ 6,668    $ 6,264
Accrued restructuring and severance costs...................    1,450      2,331
Accrued legal costs.........................................      469        532
Accrued taxes...............................................      725      1,842
Funds due clients...........................................    1,710      3,419
Accrued costs of businesses acquired........................    2,861        406
Other.......................................................    7,829     11,655
                                                              -------    -------
                                                              $21,712    $26,449
                                                              =======    =======

9. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
9 1/2% Senior Notes due 2005 (the "Notes")..................  $175,000    $175,000
Capital lease obligations, weighted average effective
  interest rate of 8.7% in 1999.............................        --          38
Other.......................................................        --       2,100
                                                              --------    --------
                                                               175,000     177,138
Less current portion........................................        --       2,138
                                                              --------    --------
                                                              $175,000    $175,000
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

     At December 31, 2000, the estimated fair value of the Notes is approximately $131.3 million based on the quoted market price for these Notes. The fair value of the Notes at December 31, 2000 is not necessarily indicative of the cost to retire the Notes.

     The Company entered into a $100 million credit facility (the "1998 Credit Facility") on February 20, 1998. The Company used the proceeds from the offering of the Notes, together with the initial borrowing under this 1998 Credit Facility and available cash, to repay $210 million under a previous debt facility plus accrued interest. The Company paid a quarterly commitment fee on the unused portion of the 1998 Credit Facility ranging from 0.25% to 0.75% per annum based on the Company's leverage ratio. On November 30,

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

1998, the Company used $71.5 million of the $103.2 million net proceeds received from the sale of Hospital Services to repay and terminate the 1998 Credit Facility. The Company recorded charges in 1998 of $8.4 million, net of tax of $3.8 million, to write-off the unamortized costs associated with both the Company's previous debt facility and the 1998 Credit Facility.

     It is the Company's policy to amortize debt issuance costs using the straight-line method over the life of the debt agreement. Amortization expense related to debt issuance costs for the years ended 2000, 1999 and 1998 were $1.1 million, $1.2 million and $2.5 million, respectively.

     The Company's capital leases consisted principally of leases for equipment. As of December 31, 1999, the net book value of equipment subject to capital leases totaled $0.1 million. As of December 31, 2000, the Company did not have any capital leases.

     The aggregate maturities of long-term debt are as follows (in thousands):

2001........................................................  $     --
2002........................................................        --
2003........................................................        --
2004........................................................        --
2005........................................................   175,000
Thereafter..................................................        --
                                                              --------
                                                              $175,000
                                                              ========

10. LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases, which expire at various dates through 2011. Rent expense was $17.5 million, $16.7 million and $15.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

2001........................................................  $15,493
2002........................................................   14,074
2003........................................................   11,799
2004........................................................    9,570
2005........................................................    4,045
Thereafter..................................................    6,908
                                                              -------
                                                              $61,889
                                                              =======

11. LEGAL MATTERS

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     On June 24, 1999, the Company entered into a settlement agreement with the former shareholders of Medical Management Sciences, Inc. ("MMS") related to claims arising out of Per-Se's acquisition of MMS in December of 1995. The litigation has been dismissed with prejudice. The settlement agreement provided for the issuance by the Company to the MMS shareholders of 166,667 shares of Common Stock and warrants to purchase an additional 166,667 shares of Common Stock. In addition, the Company entered into a five-year consulting agreement with Providence Management Corporation, a company controlled by a former MMS shareholder, providing for a $300,000 up front payment and $150,000 a year for the five-year term. The Company also paid the MMS shareholders $375,000 for the MMS shareholders' interest in a legal malpractice claim.

     On June 21, 1999, the Company finalized a settlement with the United States government concerning its investigation of the Company's wholly-owned subsidiary, PST Emergency Medicine Services, Inc. (the "Emergency Medicine division"), formerly Gottlieb's Financial Services, Inc., requiring the Company to pay to the United States and the various states a total of $15.0 million. The Company paid $6.8 million to the United States on June 29, 1999, $1.2 million on September 30, 1999, $2.2 million, in the aggregate, to the participating states on October 1, 1999 and $1.2 million to the United States on December 31, 1999. The balance of $3.6 million was paid in $0.9 million increments to the United States on March 31, 2000, July 3, 2000, October 2, 2000 and January 2, 2001. The interest rate on the deferred portion of the settlement payment was the one-year Treasury Bill rate. All pending claims against the Company by the United States and the Relator in underlying qui tam litigation have been dismissed with prejudice and the United States has released the Company from all civil and administrative claims arising out of the emergency room billing of government programs services provided by the Emergency Medicine division from 1993 through the date of the settlement agreement with the United States. The settlement agreements with the participating states provide for the release of the Company by the states of all civil and administrative claims arising out of the emergency room billing services provided by the Emergency Medicine division from 1993 through the date of the settlement agreement with the individual state.

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

     On January 28, 1998, SCI Management Corporation ("SCI") filed a complaint against BSG Alliance/ IT, Inc. (later known as Impact Innovations Group, Inc.) seeking recovery for alleged damages in connection with work performed by the commercial division of Impact under a consulting contract. The Company sold the commercial division of Impact effective April 15, 1999 but retained responsibility for this matter. The Company and SCI reached an agreement to refund $5.3 million to SCI and on November 4, 1999, the Company paid $3.2 million to SCI and issued a promissory note for $2.1 million bearing interest at 8.25%, which was paid on October 31, 2000.

     On January 8, 1997, the Commission notified the Company that it was conducting a formal, non-public investigation into, among other things, former officers and Company transactions including the restatements of the Company's consolidated financial statements for the three months and year ended December 31, 1995 and its unaudited balance sheets as of March 31, 1996 and June 30, 1996. The Company cooperated with the Commission during its investigation. The Company and the Commission staff entered into an Offer of Settlement and Consent Order in June 2000, subject to approval by the Commission. On October 17, 2000, the Commission approved the settlement and the Consent Order became final. In the Consent Order, the Company, while neither admitting nor denying wrongdoing, agreed not to violate certain of the federal securities laws, including books and records requirements and filing requirements, in the future. The

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Commission investigation was concluded by the Consent Order with no fines or monetary impact on the Company.

     In December 1995, the Company acquired MMS (now a part of the Company's Physician Services segment). At acquisition, a lawsuit was pending against MMS for the alleged breach of two related billing and asset purchase contracts entered into by MMS in 1994. In November 1996, a jury in that lawsuit returned a verdict that produced a net award to MMS of approximately $900,000. The trial court reversed the net award to MMS and awarded the plaintiffs approximately $1.2 million in 1998, which was reduced to $950,000 by an appeals court in May 2000. In July 2000, MMS was granted a stay of the judgment against it pending a petition by MMS to the U.S. Supreme Court. MMS filed a Petition for Writ of Certiorari with the U.S. Supreme Court in October 2000 seeking to overturn the decision of the appeals court and reinstate the jury verdict in MMS' favor. That petition was denied in December 2000, and the Company accrued $1.1 million at December 31, 2000 for the estimated amount of the net award. In February 2001, the Company paid the full amount of the net award of $1.2 million in favor of the plaintiffs. This matter is now concluded.

PENDING LEGAL MATTERS

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

12. CAPITAL STOCK

     On November 23, 1999, a special meeting of the Company's stockholders was held at which the stockholders approved a one-for-three reverse split of the Company's Common Stock (the "Reverse Split"). The Reverse Split reduced the number of shares of the Company's Common Stock outstanding to approximately 30 million from approximately 90 million. This enabled the Company to bring its number of outstanding shares down to a level more consistent with companies of similar size and to maintain compliance with The Nasdaq Stock Market(R) ("Nasdaq") listing requirements. The Reverse Split had no effect on the number of shares that the Company is authorized to issue and no effect on the $0.01 par value of the Common Stock. No fractional shares were issued in the Reverse Split; instead, stockholders were paid cash for any fractional shares. The numbers of shares, per share amounts and market prices of the Company's Common Stock set forth herein have been retroactively adjusted for all periods presented to reflect the Reverse Split.

13. STOCKHOLDERS' RIGHTS PLAN

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the rights become exercisable for Common Stock (or other consideration) of the Company or for common stock of the acquiring company or in the event of the redemption of the rights as set forth above. As of December 31, 2000 and 1999, no rights have been exercised under this plan.

     On May 4, 2000, the Company amended the Rights Plan to provide that the meaning of the term "Acquiring Person" shall not include Basil P. Regan and Regan Partners, L.P. (collectively, "Regan Fund Management"), so long as Regan Fund Management does not become the beneficial owner of 20% or more of the outstanding shares of Common Stock. As of December 31, 2000, Regan Fund Management was the beneficial owner of approximately 14% of the outstanding shares of Common Stock.

14. COMMON STOCK OPTIONS AND STOCK AWARDS

     The Company has several stock option plans including a Non-Qualified Stock Option Plan, a Non-Qualified Stock Option Plan for Employees of Acquired Companies and a Non-Qualified Stock Option Plan for Non-Executive Employees. Granted options expire 10 to 11 years after the date of grant and generally vest over a three-to-five-year period. The total number of options available for future grant under these stock option plans was approximately 3.4 million at December 31, 2000.

     The Company also has a Non-Qualified Non-Employee Director Stock Option Plan (the "Director Plan") for non-employees who serve on the Company's Board of Directors. The Director Plan provides for an initial grant of 10,000 options at a strike price corresponding to the average of the fair market values for the five trading days prior to the date of the grant. Additionally, each non-employee director receives an annual grant of 10,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan originally vested over a five-year period and expired eleven years from the date of grant. On April 1, 1999, the Director Plan was amended so that all future options granted under the Director Plan fully vest as of the date of grant, but shall not become exercisable until one year after the date of grant. As of December 31, 2000, the Company had 157,211 options available for future grant under this plan.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company had a Senior Executive Non-Qualified Stock Option Plan that permitted certain of the Company's former executive officers to purchase shares of the Company's Common Stock. All options under this plan expired January 16, 2001.

     In June of 1999, in connection with the settlement with the former shareholders of MMS, the Company issued warrants to purchase 166,667 shares of Common Stock. These warrants are currently exercisable at an exercise price of $15.9375 per share and will expire in 2004.

     During 1998, in connection with the settlement of a putative class action lawsuit, the Company issued warrants to purchase 1,769,841 shares of Common Stock. These warrants are currently exercisable at an exercise price of $36.00 per share and will expire in 2003.

     Activity related to all stock option plans and warrants is summarized as follows (shares in thousands):

                                      2000                        1999                        1998
                           --------------------------   -------------------------   -------------------------
                                     WEIGHTED-AVERAGE            WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                           SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                           -------   ----------------   ------   ----------------   ------   ----------------
Options outstanding as of
  January 1..............    3,120        $16.00         3,705        $16.62         3,048        $17.89
Granted..................    2,660          6.19           401         10.15         1,997         16.23
Exercised................      (48)         7.95           (53)         4.03          (414)        13.91
Canceled.................   (1,283)        13.64          (933)        16.65          (926)        21.13
                           -------                      ------                      ------
Options outstanding as of
  December 31............    4,449        $10.90         3,120        $16.00         3,705        $16.62
                           =======                      ======                      ======
Options exercisable as of
  December 31............    1,685        $16.66         1,592        $17.23         1,281        $16.85
                           =======                      ======                      ======
Weighted-average fair
  value of options
  granted during the
  year...................  $  4.06                      $ 6.31                      $ 7.53

     The following table summarizes information about stock options outstanding and excercisable at December 31, 2000 (shares in thousands):

                                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                         ----------------------------------------   --------------------------
                                                           WEIGHTED-                    NUMBER
                                             NUMBER         AVERAGE     WEIGHTED-    EXERCISABLE     WEIGHTED-
                                         OUTSTANDING AT    REMAINING     AVERAGE          AT          AVERAGE
                                          DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES                      2000           LIFE         PRICE          2000          PRICE
------------------------                 --------------   -----------   ---------   --------------   ---------
$0.66 to $6.00.........................      1,014           10.07       $ 3.81            80         $ 3.48
$6.638 to $13.05.......................      2,039            9.63         8.23           483           9.75
$13.594 to $22.50......................      1,117            7.11        16.95           862          17.10
$26.10 to $29.625......................        229            6.86        28.49           212          28.42
$30.00 to $135.00......................         50            5.28        47.69            48          47.69
                                             -----                                      -----
$0.66 to $135.00.......................      4,449            8.90        10.90         1,685          16.66
                                             =====                                      =====

     The Company accounts for its stock-based compensation plans under APB No.
25. As a result, the Company has not recognized compensation expense for stock options granted to employees with an exercise price equal to the quoted market price of the Common Stock on the date of grant and which vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock based

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES award has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              2000    1999    1998
                                                              -----   -----   -----
Expected life (years).......................................    4.0    4.50    3.74
Risk-free interest rate.....................................   6.23%   5.78%   5.09%
Dividend rate...............................................   0.00%   0.00%   0.00%
Expected volatility.........................................  80.88%  76.22%  61.66%

     Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss and pro forma basic loss per share would have increased to the following pro forma amounts:

                                                           2000         1999         1998
                                                        ----------   ----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported.........................................   $(48,202)    $(33,702)    $(560,214)
  Pro forma -- for SFAS No. 123.......................   $(64,224)    $(52,686)    $(573,791)
  Basic net loss per share:
  As reported.........................................   $  (1.62)    $  (1.20)    $  (21.82)
  Pro forma -- for SFAS No. 123.......................   $  (2.15)    $  (1.88)    $  (22.35)

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

15. INCOME TAXES

     Income tax (benefit) expense is comprised of the following:

                                                                2000      1999       1998
                                                              --------   -------   ---------
                                                                      (IN THOUSANDS)
Current:
  Federal...................................................  $     --   $    --   $      --
  State.....................................................      (695)   (1,165)      1,234
Deferred:
  Federal...................................................    (9,062)   (5,806)   (127,783)
  State.....................................................    (1,243)     (797)    (17,524)
Valuation allowance.........................................    10,305     6,603     203,772
                                                              --------   -------   ---------
          Total income tax (benefit) expense................      (695)   (1,165)     59,699
Income tax expense on extraordinary item....................        --        --       3,779
Income tax (benefit) expense on discontinued operations.....        --       555      (5,013)
                                                              --------   -------   ---------
Income tax (benefit) expense on continuing operations.......  $   (695)  $  (610)  $  58,465
                                                              ========   =======   =========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     A reconciliation between the amount determined by applying the federal statutory rate to loss before income taxes and income tax (benefit) expense is as follows:

                                                                2000       1999       1998
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Income tax benefit at federal statutory rate................  $ (9,453)  $(11,582)  $(175,172)
State taxes, net of federal benefit.........................    (1,296)    (1,588)    (24,024)
Nondeductible goodwill amortization.........................       195         --       2,927
Nondeductible litigation settlement.........................                6,749       6,900
Nondeductible write-off of goodwill.........................        --         --      43,558
Valuation allowance.........................................    10,305      6,603     203,772
Other.......................................................      (446)      (792)        504
                                                              --------   --------   ---------
                                                              $   (695)  $   (610)  $  58,465
                                                              ========   ========   =========

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes at December 31, 2000 and 1999 are as follows:

                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Current:
Accounts receivable, unbilled...............................  $    (943)  $ (23,310)
Acquisition accruals........................................        155         663
Accrued expenses............................................     26,684      20,164
Valuation allowance.........................................    (23,686)     (5,496)
Other.......................................................     (2,210)      7,979
                                                              ---------   ---------
                                                              $      --   $      --
                                                              =========   =========
Noncurrent:
Net operating loss carryforwards............................  $ 153,742   $ 151,266
Valuation allowance.........................................   (223,454)   (231,339)
Depreciation and amortization...............................     67,699      78,060
Other.......................................................      2,013       2,013
                                                              ---------   ---------
                                                              $      --   $      --
                                                              =========   =========

     At December 31, 2000, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $386 million, which consist of $320 million of consolidated NOLs and $66 million of separate return limitation year NOLs. The NOLs will expire at various dates between 2004 and 2020.

     As of December 31, 2000, the Company has a net deferred tax asset of $247.1 million, which is offset by a valuation allowance of $247.1 million. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the NOLs. If, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset, the Company will adjust this valuation reserve accordingly.

16. EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans, a percentage of which are matched by the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Company. The Company's contribution expense was $1.7 million, $1.8 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company maintains a noncontributory money purchase pension plan that covers substantially all employees who are retained by the Company primarily to service specific physician clients. Contributions are determined annually by the Company not to exceed the maximum amount deductible for federal income tax purposes. The Company's contributions to the plan were $37,000, $0.3 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Effective as of the close of business on December 31, 2000, the Company's noncontributory money purchase pension plan was terminated.

     In July 1999, the Company's Board of Directors approved the termination of the Company's Employee Stock Purchase Plan ("ESPP") effective as of the close of business on December 31, 1999.

17. CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Non-cash investing and financing activities:
  Additions to capital lease obligations..................  $    --   $    --   $    42
  Liabilities assumed in acquisitions.....................    7,672        --        --
  Common Stock issued upon funding of litigation
     settlements..........................................       --    30,266    53,557
  Common Stock issued in acquisition......................    2,000        --        --
  Issuance of promissory note.............................       --     2,100        --
  Issuance of stock warrants..............................       --     1,495        --
Cash paid for:
  Interest................................................   16,987    16,956    15,371
  Income taxes............................................    1,017       946     1,484

18. SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its three operating segments: Physician Services, Application Software and e-Health Solutions.

     Physician Services provides business management outsourcing services to the hospital-affiliated physician practice market, including clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staff to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens.

     The Application Software segment provides enterprise-wide financial and clinical software to acute care healthcare organizations, including patient and staff scheduling, clinical information systems and patient financial management software. These applications enable healthcare organizations to simultaneously optimize the quality of care delivered and the profitability of business operations.

     The e-Health Solutions segment provides healthcare providers and payers with connectivity and business intelligence solutions that help reduce administrative costs and enhance revenue cycle management. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Application Service Provider ("ASP") to physician practices and managed care solutions to payers in ASP, turnkey or outsourced formats.

     Certain expenses previously included in Corporate overhead have been reclassified to the Physician Services segment and the Application Software segment for 1998.

     Per-Se evaluates each segment's performance based on operating profit or loss. The Company accounts for intersegment sales as if the sales were to third parties.

     Information concerning the operations in these reportable segments is as follows:

                                                          2000       1999       1998
                                                        --------   --------   ---------
                                                                (IN THOUSANDS)
Revenue:
  Physician Services..................................  $225,102   $240,200   $ 264,323
  Application Software................................    60,635     62,145      70,849
  e-Health Solutions..................................    35,276     31,343      25,886
  Eliminations........................................   (11,005)   (11,559)    (11,235)
                                                        --------   --------   ---------
                                                        $310,008   $322,129   $ 349,823
                                                        ========   ========   =========
Operating (loss) profit (1):
  Physician Services..................................  $  4,267   $ (5,541)  $ (12,608)
  Application Software................................     2,859     (1,071)     (8,932)
  e-Health Solutions..................................     3,401       (190)       (912)
  Corporate...........................................   (14,522)   (17,671)    (22,727)
                                                        --------   --------   ---------
                                                        $ (3,995)  $(24,473)  $ (45,179)
                                                        ========   ========   =========
Interest expense, net.................................  $ 14,525   $ 16,102   $  23,494
                                                        ========   ========   =========
Non-recurring, restructuring and other expenses
  (including goodwill and client lists impairment,
  process improvement project expenses and litigation
  settlements):
  Physician Services..................................  $  1,793   $  2,086   $ 411,139
  Application Software................................      (273)      (336)      1,245
  e-Health Solutions..................................     1,820         --          --
  Corporate...........................................       690     23,061      19,435
                                                        --------   --------   ---------
                                                        $  4,030   $ 24,811   $ 431,819
                                                        ========   ========   =========
Loss before income taxes..............................  $(22,550)  $(65,386)  $(500,492)
                                                        ========   ========   =========
Depreciation and amortization:
  Physician Services..................................  $ 12,988   $ 15,674   $  28,340
  Application Software................................     7,295      6,793       7,342
  e-Health Solutions..................................     2,716      2,429       1,912
  Corporate...........................................     2,688      4,574       4,331
                                                        --------   --------   ---------
                                                        $ 25,687   $ 29,470   $  41,925
                                                        ========   ========   =========
Capital expenditures:
  Physician Services..................................  $ 11,377   $  7,422   $  15,836
  Application Software................................     2,996      1,242       2,863
  e-Health Solutions..................................     2,987        882       2,300
  Corporate...........................................     1,441        872       2,790
                                                        --------   --------   ---------
                                                        $ 18,801   $ 10,418   $  23,789
                                                        ========   ========   =========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................  $ 70,241   $116,423
  Application Software......................................    54,488     39,265
  e-Health Solutions........................................    44,033     18,904
  Corporate.................................................    45,364     90,425
                                                              --------   --------
                                                              $214,126   $265,017
                                                              ========   ========

---------------

(1) Excludes non-recurring, restructuring and other expenses, Physician Services process improvement project, litigation settlements, goodwill and client lists impairment and interest expense.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                       QUARTER ENDED
                                                      ------------------------------------------------
                                                      MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                      --------   --------   ------------   -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000 (1)(2)
  Revenue...........................................  $ 78,829   $ 78,879     $75,381        $76,919
  Loss from continuing operations...................    (6,829)    (1,821)     (3,569)        (9,636)
  Discontinued operations, net of tax...............     1,654      9,241        (351)           793
  (Loss) income before extraordinary item and
     cumulative effect of accounting change.........    (5,175)     7,420      (3,920)        (8,843)
  Cumulative effect of accounting change, net of
     tax............................................   (37,684)        --          --             --
  Net (loss) income.................................   (42,859)     7,420      (3,920)        (8,843)
  Loss per common share from continuing
     operations.....................................     (0.23)     (0.06)      (0.12)         (0.33)
  Discontinued operations, net of tax, per common
     share..........................................      0.06       0.31       (0.01)          0.03
  (Loss) income before extraordinary item and
     cumulative effect of accounting change per
     common share...................................     (0.17)      0.25       (0.13)         (0.30)
  Cumulative effect of accounting change, net of
     tax, per common share..........................     (1.27)        --          --             --
  Net (loss) income per common share................     (1.44)      0.25       (0.13)         (0.30)
  Weighted average shares outstanding...............    29,757     29,868      29,882         29,902
1999 (3)(4)
  Revenue...........................................  $ 81,374   $ 82,357     $81,270        $77,128
  Loss from continuing operations...................   (14,570)   (39,984)     (4,685)        (5,537)
  Discontinued operations, net of tax...............       774      4,374      (4,604)        30,530
  Net (loss) income.................................   (13,796)   (35,610)     (9,289)        24,993
  Loss per common share from continuing
     operations.....................................     (0.55)     (1.44)      (0.16)         (0.19)
  Discontinued operations, net of tax, per common
     share..........................................      0.03       0.16       (0.15)          1.03
  Net (loss) income per common share................     (0.52)     (1.28)      (0.31)          0.84
  Weighted average shares outstanding...............    26,309     27,775      28,465         29,798

---------------

(1) The quarterly period ended December 31, 2000 also included the impact of $0.5 million of Physician Services process improvement project, $1.1 million of litigation settlements and $2.4 million of non-recurring, restructuring and other expenses.
(2) The quarterly periods ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000 also included the impact of $1.7 million, $9.2 million, $(0.4) million and $0.8 million, respectively, of gain (loss) on the sale of discontinued operations.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

(3) The quarterly periods ended June 30, 1999 and September 30, 1999 also included the impact of $29.2 million and $(4.4) million, respectively, of expenses for litigation settlements.
(4) The quarterly periods ended March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 also included the impact of $0.5 million, $4.0 million, $(6.0) million and $29.2 million, respectively, of gain (loss) on the sale of discontinued operations.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Per-Se Technologies, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 5, 2001 appearing in the 2000 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 5, 2001

                           PER-SE TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                 ADDITIONS
                                                           ---------------------
                                              BALANCE AT   CHARGED TO   CHARGED
                                              BEGINNING    COSTS AND    TO OTHER                BALANCE AT
                DESCRIPTION                    OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS   END OF YEAR
                -----------                   ----------   ----------   --------   ----------   -----------
Year Ended December 31, 2000
  Allowance for doubtful accounts...........   $ 14,501     $  4,651       --       $ (7,179)    $ 11,973
  Valuation allowance for deferred taxes....    236,835       10,305       --             --      247,140
Year Ended December 31, 1999
  Allowance for doubtful accounts...........   $ 20,723     $  4,991       --       $(11,213)    $ 14,501
  Valuation allowance for deferred taxes....    230,232        6,603       --             --      236,835
Year Ended December 31, 1998
  Allowance for doubtful accounts...........   $ 10,746     $ 14,269       --       $ (4,292)    $ 20,723
  Valuation allowance for deferred taxes....     26,460      203,772       --             --      230,232

                                                                     to be filed



3.       Exhibits

         The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

               EXHIBIT
               NUMBER                              DOCUMENT
               ------                              --------
                 2.1     --   Stock Purchase Agreement dated as of October 15,
                              1998, between Registrant and NCO Group, Inc.
                              (incorporated by reference to Exhibit 2.1 to
                              Quarterly Report on Form 10-Q for the quarter
                              ended September 30, 1998).

                 2.2     --   Stock Purchase Agreement dated as of April 20,
                              1999, among Complete Business Solutions, Inc.,
                              E-Business Solutions.com, Inc., Impact Innovations
                              Holdings, Inc. and Registrant (incorporated by
                              reference to Exhibit 2.1 to Current Report on Form
                              8-K filed on May 5, 1999).

                 2.3     --   Stock Purchase Agreement dated as of November 4,
                              1999, among J3 Technology Services Corp., Impact
                              Innovations Holdings, Inc., Impact Innovations
                              Government Group, Inc. and Registrant
                              (incorporated by reference to Exhibit 2.3 to
                              Quarterly Report on Form 10-Q for the quarter
                              ended September 30, 1999).

                 2.4     --   Stock Purchase Agreement dated as of December 8,
                              2000, among Registrant, Health Data Services,
                              Inc., Patient Account Management Services, Inc.,
                              and Marc Saltzberg, Raymond DelBrocco, Charles
                              Moore, and Larry Shaw (incorporated by reference
                              to Exhibit 2.1 to Current Report on Form 8-K filed
                              on December 20, 2000).

                 3.1     --   Restated Certificate of Incorporation of
                              Registrant (incorporated by reference to Exhibit
                              3.1 to Annual Report on Form 10-K for the year
                              ended December 31, 1999 (the "1999 Form 10-K")).

                 3.2     --   Restated By-laws of Registrant (incorporated by
                              reference to Exhibit 3.2 to the 1999 Form 10-K).

                 4.1     --   Specimen Common Stock Certificate (incorporated by
                              reference to Exhibit 4.1 to the 1999 Form 10-K).

                 4.2     --   Form of Option Agreement relating to Registrant's
                              Second Amended and Restated Non-Qualified Stock
                              Option Plan (incorporated by reference to Exhibit
                              4.2 to the 1999 Form 10-K).

                 4.3     --   Form of Option Agreement relating to Registrant's
                              Non-Qualified Stock Option Plan for Employees of
                              Acquired Companies (incorporated by reference to
                              Exhibit 4.4 to Registration Statement on Form S-3,
                              File No. 33-71552).

                 4.4     --   Form of Option Agreement relating to Registrant's
                              Non-Employee Director Stock Option Plan
                              (incorporated by reference to Exhibit 4.5 to the
                              1999 Form 10-K).

                 4.5     --   Form of Option Agreement relating to Registrant's
                              Non-Qualified Stock Option Plan for Non-Executive
                              Employees (incorporated by reference to Exhibit
                              4.6 to the 1999 Form 10-K).

                 4.6     --   Form of Option Agreement relating to Registrant's
                              Restricted Stock Plan (incorporated by reference
                              to Exhibit 4.5 to Annual Report on Form 10-K for
                              the year ended December 31, 1995 (the "1995 Form
                              10-K")).

                 4.7     --   Indenture dated as of February 20, 1998, among
                              Registrant, as Issuer, the Subsidiary Guarantors
                              named in the Indenture and State Street Bank and
                              Trust Company, as Trustee (including form of note)
                              (incorporated by reference to Exhibit 10.3 to
                              Current Report on Form 8-K filed on March 3,
                              1998).

                 4.8     --   Warrant Agreement dated as of July 8, 1998,
                              between Registrant and SunTrust Bank, Atlanta, as
                              Warrant Agent (including form of warrant
                              certificate) (incorporated by reference to Exhibit
                              4.2 to Registration Statement on Form 8-A filed on
                              July 21, 1998).

                 4.9     --   Rights Agreement dated as of February 11, 1999,
                              between Registrant and American Stock Transfer &
                              Trust Company (including form of rights
                              certificates) (incorporated by reference to
                              Exhibit 4 to Current Report on Form 8-K filed on
                              February 12, 1999).

                4.10     --   First Amendment to Rights Agreement dated as of
                              February 11, 1999, between Registrant and American
                              Stock Transfer & Trust Company, entered into as of
                              May 4, 2000 (incorporated by reference to Exhibit
                              4.4 to Quarterly Report of Form 10-Q for the
                              quarter ended March 31, 2000).

                10.1     --   Second Amended and Restated Per-Se Technologies,
                              Inc. Non-Qualified Stock Option Plan (incorporated
                              by reference to Exhibit 10.1 to the 1999 Form
                              10-K).

                10.2     --   First Amendment to Second Amended and Restated
                              Per-Se Technologies, Inc. Non-Qualified Stock
                              Option Plan (incorporated by reference to Exhibit
                              10.45 to the 1999 Form 10-K).

                10.3     --   Registrant's Non-Qualified Stock Option Plan for
                              Employees of Acquired Companies (incorporated by
                              reference to Exhibit 99.1 to Registration
                              Statement on Form S-8, File No. 33-67752).

                10.4     --   First Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Employees of Acquired
                              Companies (incorporated by reference to Exhibit 99
                              to Registration Statement on Form S-8, File No.
                              33-71556).

                10.5     --   Second Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Employees of Acquired
                              Companies (incorporated by reference to Exhibit 99
                              to Registration Statement on Form S-8, File No.
                              33-88442).

                10.6     --   Third Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Employees of Acquired
                              Companies (incorporated by reference to Exhibit
                              10.14 to the 1995 Form 10-K).

                10.7     --   Fourth Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Employees of Acquired
                              Companies (incorporated by reference to Exhibit
                              99.2 to Registration Statement on Form S-8, File
                              No. 333-3213).

                10.8     --   Fifth Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Employees of Acquired
                              Companies (incorporated by reference to Exhibit
                              99.1 to Registration Statement on Form S-8, File
                              No. 333-07627).

                10.9     --   Sixth Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Employees of Acquired
                              Companies (incorporated by reference to Exhibit
                              10.21 to Annual Report on Form 10-K for the year
                              ended December 31, 1996 (the "1996 Form 10-K")).

                10.10    --   Seventh Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Employees of Acquired
                              Companies (incorporated by. reference to Exhibit
                              10.23 to Annual Report on Form 10-K for the year
                              ended December 31, 1998 (the "1998 Form 10-K")).

                10.11    --   Eighth Amendment to Registrant's Non-Qualified
                              Stock Option Plan For Employees of Acquired
                              Companies (incorporated by reference to Exhibit
                              10.12 to the 1999 Form 10-K).

                10.12    --   Ninth Amendment to Registrant's Non-Qualified
                              Stock Option Plan For Employees of Acquired
                              Companies.

                10.13    --   Registrant's Non-Employee Director Stock Option
                              Plan, dated as of August 12, 1994 (incorporated by
                              reference to Exhibit 10.2 to Quarterly Report on
                              Form 10-Q for the quarter ended September 30,
                              1994).

                10.14    --   First Amendment to Registrant's Non-Employee
                              Director Stock Option Plan (incorporated by
                              reference to Exhibit 10.25 to the 1998 Form 10-K).

                10.15    --   Second Amendment to Registrant's Non-Employee
                              Director Stock Option Plan (incorporated by
                              reference to Exhibit 10.1 to Quarterly Report on
                              Form 10-Q for the quarter ended March 31, 1999).

                10.16    --   Third Amendment to Registrant's Non-Employee
                              Director Stock Option Plan (incorporated by
                              reference to Exhibit 10.16 to the 1999 Form 10-K).

                10.17    --   Fourth Amendment to Registrant's Non-Employee
                              Director Stock Option Plan (incorporated by
                              reference to Exhibit 10.46 to the 1999 Form 10-K).

                10.18    --   Registrant's Non-Qualified Stock Option Plan for
                              Non-Executive Employees (incorporated by reference
                              to Exhibit 10.23 to the 1996 Form 10-K).

                10.19    --   First Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Non-Executive Employees
                              (incorporated by reference to Exhibit 10.24 to the
                              1996 Form 10-K).

                10.20    --   Second Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Non-Executive Employees
                              (incorporated by reference to Exhibit 10.25 to
                              Annual Report on Form 10-K for the year ended
                              December 31, 1997 (the "1997 Form 10-K")).

                10.21    --   Third Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Non-Executive Employees
                              (incorporated by reference to Exhibit 10.26 to the
                              1997 Form 10-K).

                10.22    --   Fourth Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Non-Executive Employees
                              (incorporated by reference to Exhibit 10.27 to the
                              1997 Form 10-K).

                10.23    --   Fifth Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Non-Executive Employees
                              (incorporated by reference to Exhibit 10.28 to the
                              1997 Form 10-K).

                10.24    --   Sixth Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Non-Executive Employees
                              (incorporated by reference to Exhibit 10.32 to the
                              1998 Form 10-K).

                10.25    --   Seventh Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Non-Executive Employees
                              (incorporated by reference to Exhibit 10.24 to the
                              1999 Form 10-K).

                10.26    --   Eighth Amendment to Registrant's Non-Qualified
                              Stock Option Plan for Non-Executive Employees.

                10.27    --   Restricted Stock Plan of the Registrant, dated as
                              of August 12, 1994 (incorporated by reference to
                              Exhibit 10.2 to Registration Statement on Form
                              S-4, File No. 33-88910).

                10.28    --   The Per-Se Technologies Employees' Retirement
                              Savings Plan (incorporated by reference to Exhibit
                              10.26 to the 1999 Form 10-K).

                10.29    --   First Amendment to the Per-Se Technologies
                              Employees' Retirement Savings Plan.

                10.30    --   Retirement Savings Trust (incorporated by
                              reference to Exhibit 10.10 to Registration
                              Statement on Form S-1, File No. 33-42216).

                10.31    --   Registrant's Deferred Compensation Plan
                              (incorporated by reference to Exhibit 99 to
                              Registration Statement on Form S-8, Registration
                              No. 33-90874).

                10.32    --   First Amendment to Registrant's Deferred
                              Compensation Plan (incorporated by reference to
                              Exhibit 10.2 to Quarterly Report on Form 10-Q for
                              the quarter ended September 30, 1997).

                10.33    --   Second Amendment to Registrant's Deferred
                              Compensation Plan (incorporated by reference to
                              Exhibit 10.3 to Quarterly Report on Form 10-Q for
                              the quarter ended September 30, 1997).

                10.34    --   Third Amendment to Registrant's Deferred
                              Compensation Plan (incorporated by reference to
                              Exhibit 10.76 to the 1997 Form 10-K).

                10.35    --   Fourth Amendment to Registrant's Deferred
                              Compensation Plan (incorporated by reference to
                              Exhibit 10.32 to the 1999 Form 10-K).

                10.36    --   Fifth Amendment to Registrant's Deferred
                              Compensation Plan.


                10.37    --   Written description of Registrant's Non-Employee
                              Director Compensation Plan (incorporated by
                              reference to Exhibit 10.4 to Quarterly Report on
                              Form 10-Q for the quarter ended September 30,
                              1997).

                10.38    --   Registrant's Non-Employee Director Deferred Stock
                              Credit Plan (incorporated by reference to Exhibit
                              10.5 to Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1997).

                10.39    --   Registrant's Long Term Incentive Plan
                              (incorporated by reference to Exhibit 10.3 to
                              Quarterly Report on Form 10-Q for the quarter
                              ended September 30, 1998).

                10.40    --   Employment Agreement dated November 19, 1996,
                              between Registrant and David E. McDowell
                              (incorporated by reference to Exhibit 10.49 to the
                              1996 Form 10-K).

                10.41    --   Amendment Number 1 to Employment Agreement between
                              Registrant and David E. McDowell, dated October
                              20, 1999 (incorporated by reference to Exhibit
                              10.37 to the 1999 Form 10-K).

                10.42    --   Employment Agreement dated as of November 13,
                              2000, between Registrant and Philip M. Pead.

                10.43    --   Employment Agreement dated April 14, 2000, between
                              Registrant and Chris E. Perkins.

                10.44    --   Amendment Number 1 to Employment Agreement between
                              Registrant and Chris E. Perkins, dated as of
                              February 7, 2001.

                10.45    --   Employment Agreement dated January 30, 1998,
                              between Registrant and William Dagher.

                10.46    --   Employment Agreement dated June 5, 1998, between
                              Registrant and Frank B. Murphy.

                10.47    --   Corporate Integrity Agreement between the Office
                              of the Inspector General of the Department of
                              Health and Human Services and Registrant
                              (incorporated by reference to Exhibit 10.4 to
                              Quarterly Report on Form 10-Q for the quarter
                              ended September 30, 1998).

                10.48    --   Employment Agreement dated as of March 22, 2001,
                              between Registrant and Karen B. Andrews.

                 21      --   Subsidiaries of Registrant.

                23.1     --   Consent of PricewaterhouseCoopers LLP.


----------------
* The exhibits, which are referenced in the above documents, are hereby incorporated by reference. Such exhibits have been omitted for purposes of this filing but will be furnished supplementary to the Commission upon request.