Form 10-Q
period 2001-03-31
PER SE TECHNOLOGIES INC
filed 2001-05-14
CIK 878556

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM             TO
                                                ------------    ------------

                        COMMISSION FILE NUMBER 000-19480

                            PER-SE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                             58-1651222
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

             2840 MT. WILKINSON PARKWAY                     30339
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              SHARES OUTSTANDING
TITLE OF CLASS                                                   AT MAY 11, 2001
--------------                                                ------------------
Common Stock $0.01 Par Value                                   29,901,750 Shares
Non-voting Common Stock $0.01 Par Value                                 0 Shares

================================================================================

                            PER-SE TECHNOLOGIES, INC.

                                    FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2001


                                                                                                    PAGE
                                                                                                    ----
Part I: Financial Information
  Item 1.  Financial Statements
  Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 .....................         2
  Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 ...         3
  Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 ...         4
  Notes to Consolidated Financial Statements .................................................         5
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations ..............................................................................         9

Part II: Other Information
  Item 1.  Legal Proceedings .................................................................        14
  Item 6.  Exhibits and Reports on Form 8-K ..................................................        14
  Index to Exhibits ..........................................................................        17

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                                                  MARCH 31,        DECEMBER 31,
                                                                                     2001              2000
                                                                                  ---------        ------------
Current Assets:
  Cash and cash equivalents ..............................................        $  21,015         $  30,970
  Restricted cash ........................................................            7,170             7,352
                                                                                  ---------         ---------
        Total cash .......................................................           28,185            38,322
  Accounts receivable, billed (less allowances of $8,197 and
    $7,635, respectively) ................................................           51,110            53,309
  Accounts receivable, unbilled (less allowances of $2,684 and
    $4,338, respectively) ................................................            4,657             5,786
  Other ..................................................................            6,592             5,793
                                                                                  ---------         ---------
        Total current assets .............................................           90,544           103,210
Property and equipment, net ..............................................           30,388            32,813
Intangible assets, net ...................................................           70,661            72,695
Other ....................................................................            5,343             5,408
                                                                                  ---------         ---------
                                                                                  $ 196,936         $ 214,126
                                                                                  =========         =========
Current Liabilities:
  Accounts payable ......................................................         $   7,601         $  11,002
  Accrued compensation ...................................................           16,090            18,652
  Accrued expenses .......................................................           17,371            21,712
  Accrued litigation settlements .........................................               --             1,602
                                                                                  ---------         ---------
                                                                                     41,062            52,968
  Deferred revenue .......................................................           23,935            23,063
                                                                                  ---------         ---------
        Total current liabilities ........................................           64,997            76,031
Long-term debt ...........................................................          175,000           175,000
Other obligations ........................................................            7,249             7,231
                                                                                  ---------         ---------
        Total liabilities ................................................          247,246           258,262
                                                                                  ---------         ---------

Stockholders' Deficit:
  Preferred stock, no par value, 20,000 authorized; none issued ..........               --                --
  Common stock, voting, $0.01 par value, 200,000 authorized,
    29,902 and 29,902 issued and outstanding as of March 31, 2001
    and December 31, 2000, respectively ..................................              299               299
  Common stock, non-voting, $0.01 par value, 600 authorized; none
     issued ..............................................................               --                --
  Paid-in capital ........................................................          774,621           774,603
  Warrants ...............................................................            1,495             1,495
  Accumulated deficit ....................................................         (826,725)         (820,533)
                                                                                  ---------         ---------
        Total stockholders' deficit ......................................          (50,310)          (44,136)
                                                                                  ---------         ---------
                                                                                  $ 196,936         $ 214,126
                                                                                  =========         =========

                 See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    -------------------------
                                                                      2001             2000
                                                                    --------         --------
Revenue ....................................................        $ 79,978         $ 78,829
                                                                    --------         --------
Salaries and wages .........................................          50,004           52,258
Other operating expenses ...................................          23,938           24,478
Depreciation ...............................................           3,249            3,964
Amortization ...............................................           3,177            2,419
Interest expense, net ......................................           4,015            3,653
Process improvement project ................................             965               --
Non-recurring expenses .....................................             641               --
                                                                    --------         --------
      Total expenses .......................................          85,989           86,772
                                                                    --------         --------
Loss before income taxes ...................................          (6,011)          (7,943)
Income tax expense (benefit) ...............................             176           (1,114)
                                                                    --------         --------
Loss from continuing operations ............................          (6,187)          (6,829)
                                                                    --------         --------
Discontinued operations, net of tax:
  (Loss) gain from sale of subsidiaries ....................             (31)           1,654
                                                                    --------         --------
Loss before cumulative effect of accounting change .........          (6,218)          (5,175)
Cumulative effect of accounting change, net of tax .........              --          (37,684)
                                                                    --------         --------
      Net loss .............................................        $ (6,218)        $(42,859)
                                                                    ========         ========

Basic net (loss) income per common share:
  Loss from continuing operations before process
  improvement project and non-recurring expenses ...........        $  (0.15)        $  (0.23)
  Process improvement project and non-recurring expenses ...           (0.06)              --

  Income from discontinued operations, net of tax ..........              --             0.06
  Cumulative effect of accounting change, net of tax .......              --            (1.27)
                                                                    --------         --------
      Net loss .............................................        $  (0.21)        $  (1.44)
                                                                    ========         ========

Weighted average shares outstanding ........................          29,902           29,757
                                                                    ========         ========

                 See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -------------------------
                                                                             2001             2000
                                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................................        $ (6,218)        $(42,859)
Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation and amortization ...................................           6,426            6,383
  Loss (gain) on sale of subsidiaries .............................              31           (1,654)
  Cumulative effect of accounting change ..........................              --           37,684
  Changes in assets and liabilities, excluding effects of
    acquisitions and divestitures:
    Restricted cash ...............................................             273              353
    Accounts receivable, billed ...................................           1,492             (541)
    Accounts receivable, unbilled .................................           1,129              616
    Accounts payable ..............................................          (3,414)          (1,905)
    Accrued compensation ..........................................          (2,562)          (8,354)
    Accrued expenses ..............................................          (4,656)          (9,519)
    Accrued litigation settlements ................................          (1,602)            (956)
    Deferred revenue ..............................................           1,699             (977)
    Other, net ....................................................          (1,215)            (613)
                                                                           --------         --------
     Net cash used for operating activities .......................          (8,617)         (22,342)
                                                                           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired ................................            (226)            (955)
Purchases of property and equipment ...............................          (1,021)          (2,216)
Net (disbursements) proceeds from sale of subsidiaries ............             (31)           1,654
Proceeds from sale of property and equipment ......................           1,544               21
Software development costs ........................................          (1,377)          (1,773)
                                                                           --------         --------
     Net cash used for investing activities .......................          (1,111)          (3,269)
                                                                           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock ...................................              --              299
Proceeds from the exercise of stock options .......................              --               82
Payments of debt ..................................................              --              (29)
Deferred financing costs ..........................................            (227)              (4)
                                                                           --------         --------
     Net cash (used for) provided by financing activities .........            (227)             348
                                                                           --------         --------
CASH AND CASH EQUIVALENTS
Net change ........................................................          (9,955)         (25,263)
Balance at beginning of period ....................................          30,970           74,354
                                                                           --------         --------
Balance at end of period ..........................................        $ 21,015         $ 49,091
                                                                           ========         ========


                 See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Per-Se Technologies, Inc. (the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed March 23, 2001.

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

NOTE 2 -- RESTRICTED CASH

         At March 31, 2001, restricted cash primarily represents restrictions on $5.3 million of the Company's cash as security for certain of the Company's letters of credit. The remaining balance represents amounts held in escrow and amounts collected on behalf of certain clients, a portion of which is held in trust until remitted to such clients.

NOTE 3 -- ACQUISITIONS

         On February 9, 2000, the Company acquired the outstanding capital stock of Knowledgeable Healthcare Solutions, Inc. ("KHS"). The purchase agreement provides for a purchase price adjustment of up to $6.0 million, payable in cash and the Company's common stock, should KHS meet certain operational targets over the next three years. The Company was required under the purchase agreement to make a purchase price adjustment in April 2001 totaling $0.1 million, 25% of which was paid through the issuance of the Company's common stock.

         On December 8, 2000, the Company acquired all of the issued and outstanding shares of capital stock of Health Data Services, Inc. and its affiliate company, Patient Account Management Services, Inc. ("HDS/PAMS") for approximately $25 million in cash. HDS/PAMS offers fully integrated electronic medical claims clearing and other services for hospitals and integrated delivery networks.

         On April 27, 2001, the Company acquired all of the assets of Virtual Information Systems, Incorporated ("VIS") for consideration of $7.0 million cash. The purchase agreement also provides for a purchase price adjustment of up to $1.5 million payable in cash should VIS meet certain operational targets over the next twelve months. The VIS acquisition will be recorded using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. VIS's core product, Virtual Remittance Processing System, is an automated remittance processing solution, which ensures accurate and efficient processing of cash collections.

         Additionally, on April 27, 2001, the Company acquired all of the assets of Officemed.com LLC ("Officemed") for consideration of $3.25 million cash of which $150,000 is payable over the next six months. The Officemed acquisition will be recorded using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Officemed offers a web-based application service provider (ASP) solution, Real-Time Solution, which gives healthcare and payer organizations the ability to perform secure, real-time benefits inquiries against patients' insurance plans ensuring eligibility at the point-of-care.

NOTE 4 -- DISCONTINUED OPERATIONS AND DIVESTITURES

         On December 17, 1999, the government division of Impact was sold to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

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

NOTE 5 -- CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on the unbilled accounts receivable and related revenue recognition within the Company's industry. Therefore, consistent with the Commission's guidance and changing industry practice, the Company began recognizing revenue in its Physician Services segment on an "as billed" basis January 1, 2000. This change has not significantly impacted annual recognized revenue amounts and has no effect on cash flow.

         The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash expense in the Company's statement of operations for the three months ended March 31, 2000 reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance. See Note 10 for further discussion of income taxes.

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

         The Company believes that it has meritorious defenses to the claims and other issues asserted in existing legal matters. There can be no assurance that existing or future claims, government investigations, and legal matters will not have an adverse effect on the Company. Since the Company is often unable to estimate a range of awards or losses, if any, on pending legal matters, amounts thereof have not been reflected in the financial statements unless estimable and probable.


NOTE 7 --NON-RECURRING AND RESTRUCTURING EXPENSES

         During the first quarter of 2001, the Company recorded a severance expense associated with former executive management.

         The amount of lease termination costs associated with the 1995 restructuring applied against the reserve in the quarter ended March 31, 2001 is as follows:

                                      RESERVE                              RESERVE
                                      BALANCE        COSTS APPLIED         BALANCE
                                     12/31/00       AGAINST RESERVE        3/31/01
                                     --------       ---------------        -------
                                                     (IN THOUSANDS)

Lease termination costs.........      $ 2,873            $ (97)            $ 2,776
                                      -------            ------            -------

NOTE 8 -- PROCESS IMPROVEMENT PROJECT

         The Company incurred approximately $1.0 million of expense in the quarter ended March 31, 2001 associated with the implementation of a process improvement project within the Physician Services segment (the "Project"). The Project installs a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company's major processing centers. The Project focuses on productivity improvements that result in both improved client service for the segment's clients as well as improved profitability for the segment. The costs associated with the Project primarily consist of professional fees paid to outside consultants retained exclusively for implementation of the Project.

NOTE 9 -- LONG-TERM DEBT

         Under the Indenture governing the 9 1/2% $175 million of Senior Notes due 2005 (the "Notes"), the balance of net proceeds, as defined, from the sale of any assets having a fair value in excess of $1.0 million must be invested in the Company's business within 360 days of receipt of proceeds related to the sale. The Company may use the net proceeds for capital expenditures, to acquire long-term assets, to repay secured debt or to acquire a controlling interest in another company. To the extent net proceeds are not invested within 360 days, such amount constitutes "excess proceeds." If the aggregate amount of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such proceeds. The Company has invested the excess proceeds from all asset sales in accordance with the Indenture.

         The Company entered into a $50 million credit facility (the "Credit Facility") on April 6, 2001. Availability under the Credit Facility is determined by a borrowing base calculated based on eligible billed accounts receivable of the Borrowing Base Parties, as defined in the Credit Facility. The Company has the option of making "LIBOR" based loans or "index rate" loans under the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.85% to 2.65% based on the Company's leverage ratio, as defined in the Credit Facility, after the first year. Index rate loans bear interest at rates approximating Prime plus amounts ranging from 0.35% to 1.15% based on the Company's leverage ratio, as defined, after the first year. LIBOR based loans bear interest at LIBOR plus 2.50% and index rate loans bear interest at rates approximating Prime plus 1.0% for the first twelve months of the Credit Facility. In addition the Company pays a quarterly commitment fee on the unused portion of the Credit Facility of 0.375% per annum.

         The Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting the incurrence of additional indebtedness, creation of liens, payment of dividends, sales of assets, stock offerings, capital expenditures and prepayment of the Notes and those requiring maintenance of minimum EBITDA, as defined, and minimum fixed charge coverage, as defined. The initial term of the Credit Facility is 42 months. The Company and the lender can mutually agree to extend this term by 18 months if certain conditions have been met. The Company intends to use the Credit Facility for future investments in its operations including capital expenditures, acquisitions and other general corporate purposes, as needed. There are no outstanding borrowings under the Credit Facility.

NOTE 10 -- INCOME TAXES

         As of March 31, 2001, the Company has a net deferred tax asset, which is fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

         The Company recognized a $1.2 million tax benefit in the quarter ended March 31, 2000 related to a state income tax refund.

NOTE 11 -- SEGMENT REPORTING

         The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its three operating segments: Physician Services, Application Software and e-Health Solutions.

         Physician Services provides business management outsourcing services to hospital-affiliated physician practices, physicians in academic settings and other large physician practices. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staff to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens.

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

         Information concerning the Company's reportable operating segments is as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                       2001             2000
                                                     --------         --------
                                                         (IN THOUSANDS)
      Revenue:
        Physician Services ..................        $ 55,141         $ 58,822
        Application Software ................          14,879           14,352
        e-Health Solutions ..................          12,671            8,487
        Eliminations ........................          (2,713)          (2,832)
                                                     --------         --------
                                                     $ 79,978         $ 78,829
                                                     ========         ========
      Operating profit (loss)(1):
        Physician Services ..................        $    888         $     80
        Application Software ................           1,238           (1,692)
        e-Health Solutions ..................             (28)             905
        Corporate ...........................          (2,488)          (3,583)
                                                     --------         --------
                                                     $   (390)        $ (4,290)
                                                     ========         ========

      Interest expense, net .................        $  4,015         $  3,653
                                                     ========         ========

      Loss before income taxes ..............        $ (6,011)        $ (7,943)
                                                     ========         ========

      Depreciation and amortization:
        Physician Services ..................        $  2,930         $  3,332
        Application Software ................           1,843            1,764
        e-Health Solutions ..................           1,320              610
        Corporate ...........................             333              677
                                                     --------         --------
                                                     $  6,426         $  6,383
                                                     ========         ========
      Capital expenditures:
        Physician Services ..................        $    451         $  1,049
        Application Software ................             165              161
        e-Health Solutions ..................             404              641
        Corporate ...........................               1              365
                                                     --------         --------
                                                     $  1,021         $  2,216
                                                     ========         ========







                                                              AS OF
                                                    ---------------------------
                                                     MARCH 31,      DECEMBER 31,
                                                       2001             2000
                                                    ----------      -----------
                                                          (IN THOUSANDS)
Identifiable Assets:
  Physician Services ........................        $ 66,533         $ 70,241
  Application Software ......................          40,745           54,488
  e-Health Solutions ........................          53,600           44,033
  Corporate .................................          36,058           45,364
                                                     --------         --------
                                                     $196,936         $214,126
                                                     ========         ========



(1) Excludes process improvement project, restructuring and other expenses, and interest expense, net.

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

         For more information on the Company's reportable segments, refer to "Note 11 - Segment Reporting" in the Company's Notes to the Consolidated Financial Statements.

         Per-Se markets its products and services primarily to integrated healthcare delivery networks ("IDNs"), hospitals, hospital-affiliated physician practices and payer organizations.


RESULTS OF OPERATIONS

         Three months ended March 31, 2001 as compared to three months ended March 31, 2000

         Revenue. Revenue classified by the Company's reportable segments is as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                          2001         2000
                                                       ---------    ---------
                                                           (IN THOUSANDS)
    Physician Services....................             $  55,141    $  58,822
    Application Software..................                14,879       14,352
    e-Health Solutions....................                12,671        8,487
    Eliminations..........................                (2,713)      (2,832)
                                                       ---------    ---------
                                                       $  79,978    $  78,829
                                                       =========    =========

         Physician Services' revenue decreased approximately 6% in the three months ended March 31, 2001 as compared to the same period in 2000. The decline is primarily attributable to the Company and client-initiated discontinuances throughout 2000 partially offset by new sales during the same period. The Company initiated discontinuances were a result of management's review and evaluation process of unprofitable or marginally profitable clients that yield returns unacceptable to management.

         Application Software's revenue increased approximately 4% in the three months ended March 31, 2001 as compared to the same period in 2000. The increase is attributable to the recognition of revenue from higher sales in the three months ended December 31, 2000 partially offset by lower consulting revenue.

         e-Health Solution's revenue increased approximately 49% in the three months ended March 31, 2001 as compared to the same period in 2000. The increase is primarily the result of revenue from the recent acquisition of HDS/PAMS, which was not included in the prior year period, as well as increased transaction volume from the existing client base.

         Operating Profit (Loss). Operating profit (loss), which excludes the process improvement project, restructuring and other expenses, and interest expense, net, classified by the Company's reportable operating segments is as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                          2001         2000
                                                        --------     --------
                                                           (IN THOUSANDS)
      Physician Services....................            $    888     $     80
      Application Software..................               1,238       (1,692)
      e-Health Solutions....................                 (28)         905
      Corporate.............................              (2,488)      (3,583)
                                                        --------     --------
                                                        $   (390)    $ (4,290)
                                                        ========     ========

         The increase in Physician Services' operating profit for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily attributable to management's efforts to focus on profitable business and cost containment initiatives in the prior year.

         The increase in Application Software's operating profit for the three months ended March 31, 2001 as compared to the same period in 2000 is attributable to lower operating expenses due to management's continued focus on cost containment, specifically salaries and wages, contract labor, travel expenses, and outside services.

         The decrease in e-Health Solution's operating results for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily attributable to HDS/PAMS transition costs as well as increased spending in preparation for future growth.

         The decrease in Corporate overhead for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily attributable to management's continued commitment to reduce costs where feasible and create more efficient processes.

         Interest. Net interest expense was $4.0 million for the three months ended March 31, 2001 as compared with $3.7 million for the same period in 2000. The increase is attributable to a reduction in interest income due to lower cash balances because of prior year acquisitions.

         Income Taxes. Income tax expense was $0.2 million for the three months ended March 31, 2001 as compared to an income tax benefit of $1.1 million for the same period in 2000. The Company recognized a $1.2 million tax benefit in the three months ended March 31, 2000 related to a state income tax refund. As of March 31, 2001, the Company has a net deferred tax asset, which is fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

         Discontinued Operations. On December 17, 1999 the government division of Impact was sold to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

         Cumulative Effect of Accounting Change. On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on the unbilled accounts receivable and related revenue recognition within the Company's industry. Therefore, consistent with the Commission's guidance and changing industry practice, the Company began recognizing revenue in its Physician Services segment on an "as billed" basis January 1, 2000. This change has not significantly impacted annual recognized revenue amounts and has no effect on cash flow.

         The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash expense in the Company's statement of operations for the three months ended March 31, 2000 reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $25.6 million at March 31, 2001 including $21.0 million of unrestricted cash and cash equivalents. The $1.6 million decrease in working capital from December 31, 2000 is primarily the result of the timing of payments on accruals, the payment of semi-annual interest payments required under the $175 million of 9 1/2% Senior Notes due 2005 and investment in the Company's operations.

         For more information about the Company's long term debt, refer to "Note 9 - Long-Term Debt" in the Company's Notes to the Consolidated Financial Statements.

         The Company believes that its current cash flow is sufficient to permit the Company to meet its operating expenses, service its debt requirements as they become due in the next twelve months and for the long term, and to invest in the business.

FORWARD-LOOKING STATEMENTS

         Certain statements included in the Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, including certain statements set forth under the captions "Note 6 - Legal Matters," "Note 8 - Process Improvement Project," "Note 9 - Long-Term Debt" and "Liquidity and Capital Resources." Forward-looking statements include the Company's expectations with respect to industry growth segments, affect of industry and regulatory changes on the Company's customer base, the impact of operational improvement or cost reduction initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business." The Company disclaims any responsibility to update any forward-looking statements.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

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

         Competitors may develop competitive products that could adversely affect the Company's operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing our software and billing systems going forward. The costs associated with refining, enhancing and developing its software and billing systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

Consolidation in the Marketplace

         In general, consolidation initiatives in the healthcare marketplace could result in fewer potential customers for the Company's services. Some of these types of initiatives include employer initiatives such as creating purchasing cooperatives (HMOs); provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts; and integration among hospitals and physicians into comprehensive delivery systems.

         Continued consolidation of management and billing services through integrated delivery systems could result in a decrease in demand for the Company's business management outsourcing services for particular physician practices.

Government Regulations

         The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital-intensive systems. These factors affect the purchasing practices and operations of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

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

         The final HIPAA rules for the standards for electronic transactions and standards of privacy of individually identifiable health information were published in 2000 and 2001, respectively, with implementation deadlines of 2002 and 2003, respectively. These rules set new or higher standards for the healthcare industry as to handling healthcare transactions and information and will require changes to the manner in which the industry handles such information. The security regulations under HIPAA are currently in the proposed stage.

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

Debt

         The Company has a significant amount of long-term indebtedness and, as a result, obligations to make interest payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The Company's ability to make payments on its debt obligations will depend on future operating performance, which will be affected by certain conditions that are beyond the Company's control.

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

         The Company may not be able to successfully resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, there is the risk that its insurance coverage, product liability coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information required by this Item is included in Note 6 of Notes to Consolidated Financial Statements in Item 1 on page 6.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (A) Exhibits

               EXHIBIT
                NUMBER                               DOCUMENT
                ------                               --------

                 2.1     --         Stock Purchase Agreement dated as of October
                                    15, 1998, between Registrant and NCO Group,
                                    Inc. (incorporated by reference to Exhibit
                                    2.1 to Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 1998).

                 2.2     --         Stock Purchase Agreement dated as of April
                                    20, 1999, among Complete Business Solutions,
                                    Inc., E-Business Solutions.com, Inc., Impact
                                    Innovations Holdings, Inc. and Registrant
                                    (incorporated by reference to Exhibit 2.1 to
                                    Current Report on Form 8-K filed on May 5,
                                    1999).

                 2.3     --         Stock Purchase Agreement dated as of
                                    November 4, 1999, among J3 Technology
                                    Services Corp., Impact Innovations Holdings,
                                    Inc., Impact Innovations Government Group,
                                    Inc. and Registrant (incorporated by
                                    reference to Exhibit 2.3 to Quarterly Report
                                    on Form 10-Q for the quarter ended September
                                    30, 1999).

                 2.4     --         Stock Purchase Agreement dated as of
                                    December 8, 2000, among Registrant, Health
                                    Data Services, Inc., Patient Account
                                    Management Services, Inc., and Marc
                                    Saltzberg, Raymond DelBrocco, Charles Moore,
                                    And Larry Shaw ( incorporated by reference
                                    to Exhibit 2.1 to Current Report on Form 8-K
                                    filed on December 20, 2000).

                 2.5     --         Asset Purchase Agreement dated as of April
                                    27, 2001, among Registrant, Health Data
                                    Services, Inc., Virtual Information Systems,
                                    Inc., and Paul M. Helmick and William T.
                                    Adams.

                 2.6     --         Asset Purchase Agreement dated as of April
                                    27, 2001, among Registrant, Per-Se
                                    Transaction Services, Inc., officemed.com
                                    LLC, SoftLinc, Inc., and Daniel Mansfield.

                 3.1     --         Restated Certificate of Incorporation of
                                    Registrant (incorporated by reference to
                                    Exhibit 3.1 to Annual Report on Form 10-K
                                    for the year ended December 31, 1999).

                 3.2     --         Restated By-laws of Registrant (incorporated
                                    by reference to Exhibit 3.2 to Annual Report
                                    on Form 10-K for the year ended December 31,
                                    1999).

                 4.1     --         Indenture dated as of February 20, 1998,
                                    among Registrant, as Issuer, the Subsidiary
                                    Guarantors named in the Indenture and State
                                    Street Bank and Trust Company, as Trustee
                                    (including form of note) (incorporated by
                                    reference to Exhibit 10.3 to Current Report
                                    on Form 8-K filed on March 3, 1998).

                 4.2     --         Warrant Agreement dated as of July 8, 1998,
                                    between Registrant and SunTrust Bank,
                                    Atlanta, as Warrant Agent (including form of
                                    warrant certificate) (incorporated by
                                    reference to Exhibit 4.2 to Registration
                                    Statement on Form 8-A filed on July 21,
                                    1998).

               EXHIBIT
                NUMBER                               DOCUMENT
                ------                               --------

                4.3      --         Rights Agreement dated as of February 11,
                                    1999, between Registrant and American Stock
                                    Transfer & Trust Company (including form of
                                    rights certificates) (incorporated by
                                    reference to Exhibit 4 to Current Report on
                                    Form 8-K filed on February 12, 1999).

                4.4      --         First Amendment to Rights Agreement dated as
                                    of February 11, 1999, between Registrant and
                                    American Stock Transfer & Trust Company,
                                    entered into as of May 4, 2000 (incorporated
                                    by reference to Exhibit 4.4 to Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    March 31, 2000).

               10.1      --         Credit Agreement dated as of April 6, 2001,
                                    among the Registrant, as Borrower, certain
                                    subsidiaries of the Registrant, as the other
                                    Credit Parties, the lenders signatory
                                    thereto from time to time, as Lenders, and
                                    General Electric Capital Corporation, as
                                    Agent and Lender (incorporated by reference
                                    to Exhibit 10.1 to Current Report on Form
                                    8-K filed on April 23, 2001).



(B) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

         On April 23, 2001, the Company filed a report on Form 8-K reporting that on April 6, 2001 the Company entered into the Credit Facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Per-Se Technologies, Inc.
                                           (Registrant)


                                           By:     /s/ CHRIS E. PERKINS
                                              --------------------------------
                                                    Chris E. Perkins
                                              Executive Vice President and
                                                 Chief Financial Officer

                                           By:     /s/ MARY C. CHISHOLM
                                              --------------------------------
                                                    Mary C. Chisholm
                                              Vice President and Controller
                                             (Principal Accounting Officer)


Date: May 14, 2001

                                INDEX TO EXHIBITS

               EXHIBIT
                NUMBER                               DOCUMENT
                ------                               --------
                 2.1     --         Stock Purchase Agreement dated as of October
                                    15, 1998, between Registrant and NCO Group,
                                    Inc. (incorporated by reference to Exhibit
                                    2.1 to Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 1998).

                 2.2     --         Stock Purchase Agreement dated as of April
                                    20, 1999, among Complete Business Solutions,
                                    Inc., E-Business Solutions.com, Inc., Impact
                                    Innovations Holdings, Inc. and Registrant
                                    (incorporated by reference to Exhibit 2.1 to
                                    Current Report on Form 8-K filed on May 5,
                                    1999).

                 2.3     --         Stock Purchase Agreement dated as of
                                    November 4, 1999, among J3 Technology
                                    Services Corp., Impact Innovations Holdings,
                                    Inc., Impact Innovations Government Group,
                                    Inc. and Registrant (incorporated by
                                    reference to Exhibit 2.3 to Quarterly Report
                                    on Form 10-Q for the quarter ended September
                                    30, 1999).

                 2.4     --         Stock Purchase Agreement dated as of
                                    December 8, 2000, among Registrant, Health
                                    Data Services, Inc., Patient Account
                                    Management Services, Inc., and Marc
                                    Saltzberg, Raymond DelBrocco, Charles Moore,
                                    And Larry Shaw ( incorporated by reference
                                    to Exhibit 2.1 to Current Report on Form 8-K
                                    filed on December 20, 2000).

                 2.5     --         Asset Purchase Agreement dated as of April
                                    27, 2001, among Registrant, Health Data
                                    Services, Inc., Virtual Information Systems,
                                    Inc., and Paul M. Helmick and William T.
                                    Adams.

                 2.6     --         Asset Purchase Agreement dated as of April
                                    27, 2001, among Registrant, Per-Se
                                    Transaction Services, Inc., officemed.com
                                    LLC, SoftLinc, Inc., and Daniel Mansfield.

                 3.1     --         Restated Certificate of Incorporation of
                                    Registrant (incorporated by reference to
                                    Exhibit 3.1 to Annual Report on Form 10-K
                                    for the year ended December 31, 1999).

                 3.2     --         Restated By-laws of Registrant (incorporated
                                    by reference to Exhibit 3.2 to Annual Report
                                    on Form 10-K for the year ended December 31,
                                    1999).

                 4.1     --         Indenture dated as of February 20, 1998,
                                    among Registrant, as Issuer, the Subsidiary
                                    Guarantors named in the Indenture and State
                                    Street Bank and Trust Company, as Trustee
                                    (including form of note) (incorporated by
                                    reference to Exhibit 10.3 to Current Report
                                    on Form 8-K filed on March 3, 1998).

                 4.2     --         Warrant Agreement dated as of July 8, 1998,
                                    between Registrant and SunTrust Bank,
                                    Atlanta, as Warrant Agent (including form of
                                    warrant certificate) (incorporated by
                                    reference to Exhibit 4.2 to Registration
                                    Statement on Form 8-A filed on July 21,
                                    1998).

                 4.3     --         Rights Agreement dated as of February 11,
                                    1999, between Registrant and American Stock
                                    Transfer & Trust Company (including form of
                                    rights certificates) (incorporated by
                                    reference to Exhibit 4 to Current Report on
                                    Form 8-K filed on February 12, 1999).

                 4.4     --         First Amendment to Rights Agreement dated as
                                    of February 11, 1999, between Registrant and
                                    American Stock Transfer & Trust Company,
                                    entered into as of May 4, 2000 (incorporated
                                    by reference to Exhibit 4.4 to Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    March 31, 2000.

                10.1     --         Credit Agreement dated as of April 6, 2001,
                                    among the Registrant, as Borrower, certain
                                    subsidiaries of the Registrant, as the other
                                    Credit Parties, the lenders signatory
                                    thereto from time to time, as Lenders, and
                                    General Electric Capital Corporation, as
                                    Agent and Lender (incorporated by reference
                                    to Exhibit 10.1 to Current Report on Form
                                    8-K filed on April 23, 2001).