Form 10-Q
period 2001-06-30
PER SE TECHNOLOGIES INC
filed 2001-08-13
CIK 878556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 000-19480

PER-SE TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1651222 (I.R.S. Employer Identification No.)

2840 Mt. Wilkinson Parkway Atlanta, Georgia (Address of principal executive offices)	30339 (Zip code)

(770) 444-5300

Registrant’s telephone number, including area code:

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	at August 10, 2001

Common Stock $0.01 Par Value	29,910,416 Shares

Non-voting Common Stock $0.01 Par Value	0 Shares

PER-SE TECHNOLOGIES, INC.

FORM 10-Q

For the fiscal quarter ended June 30, 2001

		Page

Part I: FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	2

	Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Part II: OTHER INFORMATION

Item 1:	Legal Proceedings	17

Item 4:	Submission of Matters to a Vote of Security Holders	17

Item 6:	Exhibits and Reports on Form 8-K	17

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	June 30,	December 31,
	2001	2000

	(unaudited)

Current Assets:

Cash and cash equivalents	$20,229	$30,970

Restricted cash	8,953	7,352

Total cash	29,182	38,322

Accounts receivable, billed (less allowances of $7,019 and $7,635, respectively)	48,913	53,309

Accounts receivable, unbilled (less allowances of $2,952 and $4,338, respectively)	5,542	5,786

Other	5,082	5,793

Total current assets	88,719	103,210

Property and equipment, net	27,714	32,813

Intangible assets	79,766	72,695

Other	5,412	5,408

	$201,611	$214,126

Current Liabilities:

Accounts payable	$6,005	$11,002

Accrued compensation	19,739	18,652

Accrued expenses	20,675	21,712

Accrued litigation settlements	—	1,602

	46,419	52,968

Deferred revenue	23,723	23,063

Total current liabilities	70,142	76,031

Long-term debt	175,127	175,000

Other obligations	6,994	7,231

Total liabilities	252,263	258,262

Stockholders’ Deficit:

Preferred stock, no par value, 20,000 authorized; none issued	—	—

Common stock, voting, $0.01 par value, 200,000 authorized, 29,907 and 29,902 issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	299	299

Common stock, non-voting, $0.01 par value, 600 authorized; none issued	—	—

Paid-in capital	774,637	774,603

Warrants	1,495	1,495

Accumulated deficit	(827,083)	(820,533)

Total stockholders’ deficit	(50,652)	(44,136)

	$201,611	$214,126

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	$83,233	$78,879	$163,211	$157,708

Salaries and wages	50,612	47,082	100,652	99,340

Other operating expenses	23,706	22,717	47,608	47,195

Depreciation	3,308	4,483	6,557	8,447

Amortization	3,192	2,388	6,369	4,807

Interest expense, net	4,342	3,659	8,357	7,312

Process improvement project expenses	1,211	—	2,176	—

Non-recurring expenses and other	(18)	—	623	—

Total expenses	86,353	80,329	172,342	167,101

Loss before income taxes	(3,120)	(1,450)	(9,131)	(9,393)

Income tax expense (benefit)	177	371	353	(743)

Loss from continuing operations	(3,297)	(1,821)	(9,484)	(8,650)

Income from discontinued operations, net of tax	2,942	9,241	2,911	10,895

(Loss) income before cumulative effect of accounting change	(355)	7,420	(6,573)	2,245

Cumulative effect of accounting change, net of tax	—	—	—	(37,684)

Net (loss) income	$(355)	$7,420	(6,573)	(35,439)

Basic net (loss) income per common share:

Loss from continuing operations	$(0.11)	$(0.06)	$(0.32)	$(0.29)

Income from discontinued operations, net of tax	0.10	0.31	0.10	0.36

Cumulative effect of accounting change, net of tax	—	—	—	(1.26)

Net (loss) income	$(0.01)	$0.25	$(0.22)	$(1.19)

Weighted average shares outstanding	29,904	29,868	29,903	29,812

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,

	2001	2000

Cash Flows From Operating Activities:

Net loss	$(6,573)	$(35,439)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

Depreciation and amortization	12,926	13,254

Income from discontinued operations	(2,911)	(10,895)

Cumulative effect of accounting change	—	37,684

Changes in assets and liabilities, excluding effects of acquisitions and divestitures:

Restricted cash	(1,382)	321

Accounts receivable, billed	3,689	(6,608)

Accounts receivable, unbilled	245	2,225

Accounts payable	(5,009)	483

Accrued compensation	1,087	(5,028)

Accrued expenses	(1,718)	(5,817)

Accrued litigation settlements	(1,602)	(1,181)

Deferred revenue	1,487	909

Other, net	252	1,866

Net cash provided by (used for) continuing operations	491	(8,226)

Net cash provided by discontinued operations	2,942	—

Net cash provided by (used for) operating activities	3,433	(8,226)

Cash Flows From Investing Activities:

Purchases of property and equipment	(1,521)	(7,650)

Software development costs	(3,099)	(3,510)

Proceeds from sale of property and equipment	1,523	55

Net proceeds from sale of subsidiaries	—	10,895

Acquisitions, net of cash acquired	(10,780)	(970)

Other	(31)	—

Net cash used for investing activities	(13,908)	(1,180)

Cash Flows From Financing Activities:

Proceeds from issuance of stock	—	292

Proceeds from the exercise of stock options	—	82

Payments of debt	(38)	(33)

Deferred financing costs	(228)	(5)

Net cash (used for) provided by financing activities	(266)	336

Cash and Cash Equivalents:

Net change	(10,741)	(9,070)

Balance at beginning of period	30,970	74,354

Balance at end of period	$20,229	$65,284

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Per-Se Technologies, Inc. (the “Company”) are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K filed March 23, 2001 with the Securities and Exchange Commission.

      The unaudited condensed financial information has been prepared in accordance with the Company’s customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of results for the interim period, have been included.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

      Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. All stock options and warrants have been excluded from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. Diluted earnings per share is not presented since the Company has a net loss from continuing operations.

      Activity related to the Medaphis Services Corporation (“Hospital Services”) and Impact Innovations Group (“Impact”) businesses, which were sold in 1998 and 1999, respectively, has been presented as discontinued operations for all periods presented.

Note 2 — New Accounting Pronouncements

      On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 142 Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company is currently evaluating the impact of the newly issued standard on its financial statements and expects to adopt the standard on January 1, 2002.

Note 3 — Restricted Cash

      At June 30, 2001, restricted cash primarily represents restrictions on $7.0 million of the Company’s cash as security for certain of the Company’s letters of credit. The remaining balance represents amounts held in escrow and amounts collected on behalf of certain clients, a portion of which is held in trust until remitted to such clients.

Note 4 — Acquisitions

      On April 27, 2001, the Company acquired all of the assets of Virtual Information Systems, Inc. (“VIS”) for consideration of $7.0 million cash. The purchase agreement also provides for a purchase price adjustment of up to $1.5 million payable in cash should VIS meet certain financial targets over the twelve months following the date of acquisition. VIS’s core product, Virtual Remittance Processing System, is an automated remittance processing solution, which ensures accurate and efficient processing of cash collections.

      Additionally, on April 27, 2001, the Company acquired all of the assets of Officemed.com LLC (“OfficeMed”) for consideration of $3.25 million cash, of which $150,000 is payable over the six months following the date of acquisition. OfficeMed offers a web-based application service provider (ASP) solution which gives healthcare and payer organizations the ability to perform secure, real-time benefits inquiries against patients’ insurance plans ensuring eligibility at the point-of-care.

      Both the VIS and OfficeMed acquisitions were recorded using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. On a preliminary basis, approximately $10.2 million of the purchase price has been allocated to goodwill. The operating results of VIS and OfficeMed, which were not material to the Company’s operations, are included in the Company’s Consolidated Statements of Operations from the date of acquisition in the e-Health Solutions business segment.

      On February 9, 2000, the Company acquired the outstanding capital stock of Knowledgeable Healthcare Solutions, Inc. (“KHS”). The purchase agreement provides for a purchase price adjustment of up to $6.0 million, payable in cash and the Company’s common stock, should KHS meet certain financial targets over the three years following the acquisition. The Company was required under the purchase agreement to make a purchase price adjustment in April 2001 totaling $0.1 million, 25% of which was paid through the issuance of the Company’s common stock.

Note 5 — Discontinued Operations and Divestitures

      In January of 1998, SCI Management Corporation (“SCI”) filed a complaint against the commercial division of Impact. The Company paid a total of $5.3 million in settlement of the complaint. In May of 2001, the Company received an insurance settlement related to the SCI matter of approximately $3 million.

      On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. (“NCO”) for initial consideration of $107.5 million. On May 5, 2000, the Company received a purchase price adjustment of $10.0 million cash from NCO based on Hospital Services’ achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million.

      On December 17, 1999, the government division of Impact was sold to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division’s tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

      Pursuant to APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been presented to reflect both Hospital Services and Impact as discontinued operations for all periods presented.

Note 6 — Cumulative Effect of Accounting Change

      On December 3, 1999, the Securities and Exchange Commission (the “Commission”) issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 summarizes certain of the Commission’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on the unbilled accounts receivable and related revenue recognition within the Company’s industry. Therefore, consistent with the Commission’s guidance and changing industry practice, the Company began recognizing revenue in its Physician Services segment on an “as billed” basis January 1, 2000. This change has not significantly impacted annual recognized revenue amounts and has no effect on cash flow.

      The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash expense in the Company’s statement of operations for the six months ended June 30, 2000 reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company’s deferred tax valuation allowance.

Note 7 — Legal Matters

      The Company is subject to claims, litigation and official billing inquiries in the ordinary course of its business. Within the Company’s industry, federal and state civil and criminal laws govern medical billing and collection activities. These laws provide for various fines, penalties, damages, assessments and sanctions for violations, including possible exclusion from federal and state healthcare programs.

      The Company believes that it has meritorious defenses to the claims and other issues asserted in pending legal matters. There can be no assurance that pending or future claims, government investigations, and legal matters will not have an adverse effect on the Company. Since the Company is often unable to estimate a range of awards or losses, if any, in pending legal matters, amounts thereof have not been reflected in the financial statements unless estimable and probable.

Note 8 — Process Improvement Project

      The Company incurred approximately $2.2 million of expense in the six months ended June 30, 2001 associated with the implementation of a process improvement project within the Physician Services segment (the “Project”). The Project installs a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company’s major processing centers. The Project focuses on productivity improvements that result in both improved client service for the segment’s clients as well as improved profitability for the segment. The costs associated with the Project primarily consist of professional fees paid to outside consultants retained exclusively for implementation of the Project.

Note 9 — Non-Recurring Expenses

      During the first quarter of 2001, the Company recorded a severance expense of approximately $0.6 million associated with former executive management.

Note 10 — Long-Term Debt

      Under the Indenture governing the 9 1/2% $175 million of Senior Notes due 2005 (the “Notes”), the balance of net proceeds, as defined, from the sale of any assets having a fair value in excess of $1.0 million must be invested in the Company’s business within 360 days of receipt of proceeds related to the sale. The Company may use the net proceeds for capital expenditures, to acquire long-term assets, to repay secured debt or to acquire a controlling interest in another company. To the extent net proceeds are not invested within 360 days, such amount constitutes “excess proceeds.” If the aggregate amount of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such proceeds. The Company has invested the excess proceeds from all asset sales in accordance with the Indenture.

      The Company entered into a $50 million credit facility (the “Credit Facility”) on April 6, 2001. Availability under the Credit Facility is determined by a borrowing base calculated based on eligible billed accounts receivable of the Borrowing Base Parties, as defined in the Credit Facility. The Company has the option of making “LIBOR” based loans or “index rate” loans under the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.85% to 2.65% based on the Company’s leverage ratio, as defined in the Credit Facility, after the first year. Index rate loans bear interest at rates approximating Prime plus amounts ranging from 0.35% to 1.15% based on the Company’s leverage ratio, as defined, after the first year. LIBOR based loans bear interest at LIBOR plus 2.50% and index rate loans bear interest at rates approximating Prime plus 1.0% for the first twelve months of the Credit Facility. In addition the Company pays a quarterly commitment fee on the unused portion of the Credit Facility of 0.375% per annum.

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

Note 11 — Income Taxes

      As of June 30, 2001, the Company has a net deferred tax asset, which is fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

      The Company recognized a $1.2 million tax benefit in the six months ended June 30, 2000 related to a state income tax refund.

Note 12 — Segment Reporting

      The Company’s reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its three operating segments: Physician Services, Application Software and e-Health Solutions.

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

      The e-Health Solutions segment provides healthcare providers and payers with connectivity and business intelligence solutions that help reduce administrative costs and enhance revenue cycle management. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as Application Service Provider (“ASP”) to physician practices and managed care solutions to payers in ASP, turnkey or outsourced formats.

      The Company evaluates each segment’s performance based on operating profit or loss. The e-Health Solutions segment revenue includes intersegment revenues for services provided to the Physicians Services segment which are shown in Eliminations to reconcile to total consolidated revenue.

      Information concerning the Company’s reportable operating segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)

Revenue:

Physician Services	$57,311	$57,769	$112,452	$116,591

Application Software	14,540	15,251	29,419	29,603

e-Health Solutions	14,141	8,600	26,812	17,087

Eliminations	(2,759)	(2,741)	(5,472)	(5,573)

	$83,233	$78,879	$163,211	$157,708

Operating profit (loss)(1):

Physician Services	$3,462	$2,624	$4,350	$2,704

Application Software	1,127	1,962	2,365	270

e-Health Solutions	1,018	1,000	990	1,905

Corporate	(3,192)	(3,377)	(5,680)	(6,960)

	$2,415	$2,209	$2,025	$(2,081)

Interest expense, net	$(4,342)	$(3,659)	$(8,357)	$(7,312)

Process Improvement Project and Non-recurring Expenses	(1,193)	—	(2,799)	—

Loss before income taxes	$(3,120)	$(1,450)	$(9,131)	$(9,393)

Depreciation and amortization:

Physician Services	$2,936	$3,778	$5,866	$7,110

Application Software	1,763	1,763	3,606	3,526

e-Health Solutions	1,521	631	2,841	1,240

Corporate	280	699	613	1,378

	$6,500	$6,871	$12,926	$13,254

Capital expenditures:

Physician Services	$184	$3,026	$635	$4,075

Application Software	15	717	180	878

e-Health Solutions	295	1,020	699	1,661

Corporate	6	671	7	1,036

	$500	$5,434	$1,521	$7,650

	As of

	June 30,	December 31,
	2001	2000

	(in thousands)

Identifiable Assets:

Physician Services	$62,032	$70,241

Application Software	37,968	54,488

e-Health Solutions	65,253	44,033

Corporate	36,358	45,364

	$201,611	$214,126

(1)	Excludes process improvement project and non-recurring expenses and net interest expense.

Item  2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Per-Se Technologies, Inc. (the “Company”), a corporation organized in 1985 under the laws of the State of Delaware, is a global leader in delivering technology-enabled business management outsourcing services, financial and clinical software solutions and Internet-enabled e-health solutions to healthcare providers and payers. Per-Se delivers its services and products through its three operating segments: Physician Services, Application Software and e-Health Solutions.

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

      The e-Health Solutions segment provides healthcare providers and payers with connectivity and business intelligence solutions that help reduce administrative costs and enhance revenue cycle management. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as Application Service Provider (“ASP”) to physician practices and managed care solutions to payers in ASP, turnkey or outsourced formats.

      Per-Se markets its products and services primarily to integrated healthcare delivery networks (“IDNs”), hospitals, hospital-affiliated physician practices and payer organizations.

Results of Operations

      Three months ended June 30, 2001 as compared to three months ended June 30, 2000

      Revenue. Revenue classified by the Company’s reportable segments is as follows:

	Three Months Ended
	June 30,

	2001	2000

	(in thousands)

Physician Services	$57,311	$57,769

Application Software	14,540	15,251

e-Health Solutions	14,141	8,600

Eliminations	(2,759)	(2,741)

	$83,233	$78,879

      Physician Services’ revenue decreased slightly for the three months ended June 30, 2001 as compared to the same period in 2000. The decline is primarily due to client-initiated discontinuances throughout 2000. This decline was almost completely offset by new sales in 2000 and 2001 and an improvement in the Company’s customers’ accounts receivable which has improved the segment’s revenue cycle. The rate of client-initiated discontinuances continues to decline in 2001.

      Application Software’s revenue decreased approximately 5% for the three months ended June 30, 2001 as compared to the same period in 2000. The decrease is primarily attributable to the timing of implementations, which impacts revenue recognition under percentage-of-completion accounting.

      e-Health Solutions’ revenue increased approximately 64% for the three months ended June 30, 2001 as compared to the same period in 2000. The increase is the result of increased revenue from the recent acquisitions of Health Data Services, Inc. and its affiliate company, Patient Account Management Services, Inc. (“HDS/PAMS”), VIS and OfficeMed as well as increased transaction volume from the existing client base.

      Operating Profit. Operating profit, which excludes the process improvement project and non-recurring expenses, and net interest expense, classified by the Company’s reportable operating segments is as follows:

	Three Months Ended
	June 30,

	2001	2000

	(in thousands)

Physician Services	$3,462	$2,624

Application Software	1,127	1,962

e-Health Solutions	1,018	1,000

Corporate	(3,192)	(3,377)

	$2,415	$2,209

      The increase in Physician Services’ operating profit for the three months ended June 30, 2001 as compared to the same period in 2000 is attributable to management’s focus on profitable business and productivity enhancements.

      The decrease in Application Software’s operating profit for the three months ended June 30, 2001 as compared to the same period in 2000 is primarily attributable to the decline in revenue resulting from the timing of implementations.

      The increase in e-Health Solutions’ operating profit for the three months ended June 30, 2001 as compared to the same period in 2000 is primarily attributable to the acquisitions previously mentioned, offset by increased spending in preparation for future growth.

      The decrease in Corporate overhead for the three months ended June 30, 2001 as compared to the same period in 2000 is primarily attributable to management’s continued commitment to reduce costs where feasible and create more efficient processes.

      Interest. Net interest expense was $4.3 million for the three months ended June 30, 2001 as compared with $3.7 million for the same period in 2000. The increase is attributable to a reduction in interest income due to lower cash balances primarily resulting from investments in strategic acquisitions and a decrease in investment rates available.

      Income Taxes. Income tax expense, which was primarily related to state income taxes, was $0.2 million for the three months ended June 30, 2001 as compared to income tax expense of $0.4 million for the same period in 2000. As of June 30, 2001, the Company has a net deferred tax asset, which is fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

      Discontinued Operations. In January of 1998, SCI Management Corporation (“SCI”) filed a complaint against the commercial division of Impact. The Company paid a total of $5.3 million in settlement of the complaint. In May of 2001, the Company received an insurance settlement related to the SCI matter of approximately $3 million.

      On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. (“NCO”) for initial consideration of $107.5 million. On May 5, 2000, the Company received a purchase price adjustment of $10.0 million cash from NCO based on Hospital Services’ achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million.

      Six months ended June 30, 2001 as compared to six months ended June 30, 2000

      Revenue. Revenue classified by the Company’s reportable segments is as follows:

	Six Months Ended
	June 30,

	2001	2000

	(in thousands)

Physician Services	$112,452	$116,591

Application Software	29,419	29,603

e-Health Solutions	26,812	17,087

Eliminations	(5,472)	(5,573)

	$163,211	$157,708

      Physician Services’ revenue decreased approximately 4% for the six months ended June 30, 2001 as compared to the same period in 2000. The decline is primarily due to client-initiated discontinuances throughout 2000. This decline was partially offset by new sales in 2000 and 2001 and an improvement in the Company’s customers’ accounts receivable which has improved the segment’s revenue cycle. The rate of client-initiated discontinuances continues to decline in 2001.

      Application Software’s revenue for the six months ended June 30, 2001 was essentially flat as compared to the same period in 2000.

      e-Health Solution’s revenue increased approximately 57% for the six months ended June 30, 2001 as compared to the same period in 2000. The increase is a primarily the result of increased revenue from the recent acquisitions of HDS/PAMS, VIS and OfficeMed as well as increased transaction volume from the existing client base.

      Operating Profit (Loss). Operating profit (loss), which excludes the process improvement project and non-recurring expenses, and net interest expense, classified by the Company’s reportable operating segments is as follows:

	Six Months Ended
	June 30,

	2001	2000

	(in thousands)

Physician Services	$4,350	$2,704

Application Software	2,365	270

e-Health Solutions	990	1,905

Corporate	(5,680)	(6,960)

	$2,025	$(2,081)

      The increase in Physician Services’ operating profit for the six months ended June 30, 2001 as compared to the same period in 2000 is attributable to management’s focus on profitable business and productivity enhancements.

      The increase in Application Software’s operating profit for the six months ended June 30, 2001 as compared to the same period in 2000 is attributable to reduced operating expenses due to management’s continued focus on cost containment, specifically salaries and wages, contract labor, travel expenses, and outside services.

      The decrease in e-Health Solutions’ operating profit for the six months ended June 30, 2001 as compared to the same period in 2000 is primarily attributable to HDS/PAMS transition costs incurred in the first quarter of 2001 and increased spending in preparation for future growth, partially offset by operating profit from recent acquisitions.

      The decrease in Corporate overhead for the six months ended June 30, 2001 as compared to the same period in 2000 is primarily attributable to management’s continued commitment to reduce costs where feasible and create more efficient processes.

      Interest. Net interest expense was $8.4 million for the six months ended June 30, 2001 as compared with $7.3 million for the same period in 2000. The increase is attributable to a reduction in interest income due to lower cash balances primarily resulting from investments in strategic acquisitions and a decrease in investment rates available.

      Income Taxes. Income tax expense, which was primarily related to state income taxes, was $0.4 million for the six months ended June 30, 2001 as compared to an income tax benefit of $0.7 million for the same period in 2000. The Company recognized a $1.2 million tax benefit in the six months ended June 30, 2000 related to a state income tax refund. As of June 30, 2001, the Company has a net deferred tax asset, which is fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

      Discontinued Operations. In January of 1998, SCI Management Corporation (“SCI”) filed a complaint against the commercial division of Impact. The Company paid a total of $5.3 million in settlement of the complaint. In May of 2001, the Company received an insurance settlement related to the SCI matter of approximately $3 million.

      On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. (“NCO”) for initial consideration of $107.5 million. On May 5, 2000, the Company received a purchase price adjustment of $10.0 million cash from NCO based on Hospital Services’ achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million.

      On December 17, 1999 the government division of Impact was sold to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division’s tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million.

Liquidity and Capital Resources

      The Company had working capital of $18.6 million at June 30, 2001 including $20.2 million of unrestricted cash and cash equivalents. The $8.6 million decrease in working capital from December 31, 2000 is primarily the result of the timing of payments on accruals, the payment of semi-annual interest payments required under the $175 million of 9 1/2% Senior Notes due 2005 (the “Notes”) and investment in the Company’s operations, including the acquisitions of VIS and Officemed in April 2001, offset by cash generated from operations.

      As of June 30, 2001, the Company had uninvested net proceeds (as defined by the Indenture governing the Notes) related to the sale of non-core operations and other assets totaled approximately $10.8 million. The net proceeds are the result of various asset sales and, as such, under the Indenture, must be invested in the Company’s business at varying points. The Company expects to reinvest the remaining net proceeds related to assets sales through maintenance level investments in capital expenditures and capitalized software to support operations.

      For more information about the Company’s long-term debt, refer to “Note 10 — Long-Term Debt” in the Company’s Notes to Consolidated Financial Statements.

      The Company believes that its current cash flow is sufficient to permit the Company to meet its operating expenses, service its debt requirements as they become due in the next twelve months and for the long-term, and to invest in the business.

Forward-Looking Statements

      Certain statements included in the Notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, including certain statements set forth under the captions “Note 7 — Legal Matters,” “Note 8 — Process Improvement Project,” “Note 10 — Long-Term Debt” and “Liquidity and Capital Resources.” Forward-looking statements include the Company’s expectations with respect to industry growth segments, affect of industry and regulatory changes on the Company’s customer base, the impact of operational improvement or cost reduction initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption “Factors That May Affect Future Results of Operations, Financial Condition or Business.” The Company disclaims any responsibility to update any forward-looking statements.

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

      Potential industry and market changes that could adversely affect the Company’s ability to compete for business management outsourcing services include an increase in the number of managed care providers compared to fee-for-service providers, and new alliances between healthcare providers and third-party payers in which healthcare providers are employed by such third-party payers.

Competition with Information Technology Companies

      The business of providing application software, information technology and consulting services is also highly competitive. The Company competes with national and regional companies in this regard. Some competitors have longer operating histories and greater financial, technical and marketing resources than that of the Company. The Company’s successful competition within this industry is dependent on numerous industry and market conditions.

Major Client Projects

      The Company’s application software business involves projects designed to reengineer customer operations through the strategic use of imaging, client/server and other advanced technologies. Failure to meet customers’ expectations with respect to a major project could, possibly, have the following consequences: damage the Company’s reputation and standing in this marketplace; impair its ability to attract new client/server information technology business; and inhibit its ability to collect for services performed on a project.

Changes in the Healthcare Industry

      The markets for the Company’s software and e-commerce products and services as well as its business management outsourcing services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company’s ability to keep pace with changes in the healthcare industry may be dependent on a variety of factors, including its ability to enhance existing products and services, introduce new products and services quickly and cost effectively, achieve market acceptance for new products and services, and respond to emerging industry standards and other technological changes.

      Competitors may develop competitive products that could adversely affect the Company’s operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing our software and billing systems going forward. The costs associated with refining, enhancing and developing its software and billing systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

Consolidation in the Marketplace

      In general, consolidation initiatives in the healthcare marketplace could result in fewer potential customers for the Company’s services. Some of these types of initiatives include employer initiatives such as creating purchasing cooperatives (HMOs); provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts; and integration among hospitals and physicians into comprehensive delivery systems.

      Continued consolidation of management and billing services through integrated delivery systems could result in a decrease in demand for the Company’s business management outsourcing services for particular physician practices.

Government Regulations

      The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act contained significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital-intensive systems. These factors affect the purchasing practices and operations of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s products and services.

      Medical billing and collection activities are governed by numerous federal and state civil and criminal laws. Federal and state regulators increasingly use these laws to investigate healthcare providers and companies that provide billing and collection services. In connection with these laws, the Company may be subjected to federal or state investigations and possible penalties may be imposed upon the Company, false claims litigation may be filed, private payers may file claims against the Company, and the Company may be excluded from Medicare, Medicaid and/or other government-funded healthcare programs.

      In the past, the Company has been the subject of federal investigations, and it may become the subject of false claims litigation or additional investigations relating to its billing and collection activities. Any such proceeding or investigation could have a material adverse effect on the Company’s business.

      Currently in the area of privacy and security of health information, numerous federal and state civil and criminal laws govern the collection, use, storage and disclosure of health information. Penalties for noncompliance, both criminal and civil, may be brought by federal or state enforcement agencies. Persons who believe their health information has been misused or disclosed improperly may bring claims and payers who believe instances of noncompliance with privacy and security standards have occurred may bring administrative sanctions or remedial actions against offending parties.

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

Debt

      The Company has a significant amount of long-term indebtedness and, as a result, obligations to make interest payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The Company’s ability to make payments on its debt obligations will depend on future operating performance, which will be affected by certain conditions that are beyond the Company’s control.

Litigation

      The Company is involved in litigation arising in the ordinary course of its business, which may expose it to loss contingencies. These matters include, but are not limited to, claims brought by former customers with respect to the operation of our business. The Company has also received written demands from customers and former customers that have not yet resulted in legal action. Many of the Company’s software products provide data for use by healthcare providers in providing care to patients. Although no claims have been brought against the Company to date regarding injuries related to the use of its products, such claims may be made in the future.

      The Company may not be able to successfully resolve such legal matters or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, there is the risk that its insurance coverage may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

Stock Price Volatility

      The trading price of the Company’s common stock may be volatile. The market for the Company’s common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated variations in quarterly operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, government regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company’s control. Furthermore, the stock market in general and the market for software, healthcare and high technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company’s common stock, regardless of actual operating performance.

PART II

OTHER INFORMATION

Item  1.     Legal Proceedings

      The information required by this Item is included in “Note 7 — Legal Matters” of Notes to Consolidated Financial Statements in Item 1 of Part I.

Item  4.     Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on May 3, 2001. The following directors were elected at such meeting:

Nominee	Board Term	Votes For	Votes Against	Votes Withheld

Roderick M. Hills	Through 2001	26,325,338	—	584,195

David R. Holbrooke, M.D.	Through 2001	26,325,529	—	584,004

David E. McDowell	Through 2001	26,318,940	—	590,593

Kevin E. Moley	Through 2001	26,325,529	—	584,004

Philip M. Pead	Through 2001	26,319,000	—	590,533

John C. Pope	Through 2001	26,325,197	—	584,336

C. Christopher Trower	Through 2001	26,325,522	—	584,011

Item  6.     Exhibits and Reports on Form 8-K

      (A)  Exhibits

Exhibit
Number		Document

2.1	—	Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
2.2	—	Stock Purchase Agreement dated as of April 20, 1999, among Complete Business Solutions, Inc., E-Business Solutions.com, Inc., Impact Innovations Holdings, Inc. and Registrant (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
2.3	—	Stock Purchase Agreement dated as of November 4, 1999, among J3 Technology Services Corp., Impact Innovations Holdings, Inc., Impact Innovations Government Group, Inc. and Registrant (incorporated by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
2.4	—	Stock Purchase Agreement dated as of December 8, 2000, among Registrant, Health Data Services, Inc., Patient Account Management Services, Inc., and Marc Saltzberg, Raymond DelBrocco, Charles Moore, And Larry Shaw (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
2.5	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Health Data Services, Inc., Virtual Information Systems, Inc., and Paul M. Helmick and William T. Adams (incorporated by reference to Exhibit 2.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
2.6	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Per-Se Transaction Services, Inc., officemed.com LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number		Document

4.1	—	Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee (including form of note) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 1998).
4.2	—	Warrant Agreement dated as of July 8, 1998, between Registrant and SunTrust Bank, Atlanta, as Warrant Agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A filed on July 21, 1998)
4.3	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates) (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.4	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.1	—	Credit Agreement dated as of April 6, 2001, among the Registrant, as Borrower, certain subsidiaries of the Registrant, as the other Credit Parties, the lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2001).
10.2	—	Second Amendment to the Per-Se Technologies Employees’ Retirement Savings Plan.

      (B)  Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended June 30, 2001:

Financial
Statements
Item Reported	Filed	Date of Report	Filing Date

Entry into $50 million Credit Facility	No	April 6, 2001	April 23, 2001

Change in principal accountants to Ernst & Young LLP	No	June 14, 2001	June 21, 2001

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PER-SE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ CHRIS E. PERKINS

Chris E. Perkins
Executive Vice President and
Chief Financial Officer

By:	/s/ MARY C. CHISHOLM

Mary C. Chisholm
Vice President and Controller
(Principal Accounting Officer)

Date: August 13, 2001

INDEX TO EXHIBITS

Exhibit
Number		Document

2.1	—	Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
2.2	—	Stock Purchase Agreement dated as of April 20, 1999, among Complete Business Solutions, Inc., E-Business Solutions.com, Inc., Impact Innovations Holdings, Inc. and Registrant (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
2.3	—	Stock Purchase Agreement dated as of November 4, 1999, among J3 Technology Services Corp., Impact Innovations Holdings, Inc., Impact Innovations Government Group, Inc. and Registrant (incorporated by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
2.4	—	Stock Purchase Agreement dated as of December 8, 2000, among Registrant, Health Data Services, Inc., Patient Account Management Services, Inc., and Marc Saltzberg, Raymond DelBrocco, Charles Moore, And Larry Shaw (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
2.5	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Health Data Services, Inc., Virtual Information Systems, Inc., and Paul M. Helmick and William T. Adams (incorporated by reference to Exhibit 2.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
2.6	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Per-Se Transaction Services, Inc., officemed.com LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 1999).
4.1	—	Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee (including form of note) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 1998).
4.2	—	Warrant Agreement dated as of July 8, 1998, between Registrant and SunTrust Bank, Atlanta, as Warrant Agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A filed on July 21, 1998).
4.3	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates) (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.4	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.1	—	Credit Agreement dated as of April 6, 2001, among the Registrant, as Borrower, certain subsidiaries of the Registrant, as the other Credit Parties, the lenders signatory thereto from time to time, as Lenders, and General Electric Capital Corporation, as Agent and Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2001).
10.2	—	Second Amendment to the Per-Se Technologies Employees’ Retirement Savings Plan.