Form 10-Q
period 2001-09-30
PER SE TECHNOLOGIES INC
filed 2001-11-13
CIK 878556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-19480

Per-Se Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	58-1651222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2840 Mt. Wilkinson Parkway Atlanta, Georgia (Address of principal executive offices)	30339 (Zip code)

Registrant’s telephone number, including area code

770-444-5300

Former name, former address and former fiscal year, if changed since last report

Not Applicable

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒           No  ☐

      Indicate the number of shares of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at November 9, 2001

Common Stock $0.01 Par Value	29,926,263 shares
Non-voting Common Stock $0.01 Par Value	0 Shares

PER-SE TECHNOLOGIES, INC.

INDEX

		Page

PART I: FINANCIAL INFORMATION
Item 1:	Financial Statements
	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	2
	Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II: OTHER INFORMATION
Item 1:	Legal Proceedings	19
Item 6:	Exhibits and Reports on Form 8-K	19

PART I:     FINANCIAL INFORMATION

Item 1.      Financial Statements

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)

	(In thousands, except
	par value data)
Current Assets:
Cash and cash equivalents	$21,372	$30,970
Restricted cash	5,371	7,352

Total cash and cash equivalents	26,743	38,322
Accounts receivable, billed (less allowances of $6,124 and $7,635, respectively)	50,618	53,309
Accounts receivable, unbilled (less allowances of $1,647 and $4,338, respectively)	3,284	5,786
Other	4,299	5,793

Total current assets	84,944	103,210
Property and equipment, net	25,932	32,813
Intangible assets	77,917	72,695
Other	5,119	5,408

	$193,912	$214,126

Current Liabilities:
Accounts payable	$5,480	$11,002
Accrued compensation	19,085	18,652
Accrued expenses	18,237	21,712
Accrued litigation settlements	—	1,602

	42,802	52,968
Deferred revenue	21,601	23,063

Total current liabilities	64,403	76,031
Long-term debt	175,108	175,000
Other obligations	6,776	7,231

Total liabilities	246,287	258,262

Stockholders’ Deficit:
Preferred stock, no par value, 20,000 authorized; none issued	—	—
Common stock, voting, $0.01 par value, 200,000 authorized, 29,923 and 29,902 issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	299	299
Common stock, non-voting, $0.01 par value, 600 authorized; none issued	—	—
Paid-in capital	774,750	774,603
Warrants	1,495	1,495
Accumulated deficit	(828,919)	(820,533)

Total stockholders’ deficit	(52,375)	(44,136)

	$193,912	$214,126

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands, except per share data)
Revenue	$81,885	$75,381	$245,096	$233,089

Salaries and wages	49,222	46,921	149,874	146,260
Other operating expenses	22,428	22,202	70,036	69,397
Depreciation	2,876	3,457	9,433	11,904
Amortization	3,430	2,658	9,799	7,465
Interest expense, net	4,385	3,601	12,742	10,913
Process improvement project expenses	1,247	—	3,423	—
Non-recurring expenses and other	(30)	—	593	—

Total expenses	83,558	78,839	255,900	245,939

Loss before income taxes	(1,673)	(3,458)	(10,804)	(12,850)
Income tax expense (benefit)	122	111	475	(633)

Loss from continuing operations	(1,795)	(3,569)	(11,279)	(12,217)

Income (loss) from discontinued operations, net of tax	1	(351)	2,912	10,545

Loss before cumulative effect of accounting change	(1,794)	(3,920)	(8,367)	(1,672)
Cumulative effect of accounting change, net of tax	—	—	—	(37,684)

Net loss	$(1,794)	$(3,920)	$(8,367)	$(39,356)

Basic net (loss) income per common share:
Loss from continuing operations	$(0.06)	$(0.12)	$(0.38)	$(0.41)
Income (loss) from discontinued operations, net of tax	—	(0.01)	0.10	0.35
Cumulative effect of accounting change, net of tax	—	—	—	(1.26)

Net loss	$(0.06)	$(0.13)	$(0.28)	$(1.32)

Weighted average shares outstanding	29,914	29,882	29,907	29,836

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2001	2000

	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(8,367)	$(39,356)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	19,232	19,369
Income from discontinued operations	(2,912)	(10,545)
Cumulative effect of accounting change	—	37,684
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Restricted cash	1,080	(3,384)
Accounts receivable, billed	1,985	(2,665)
Accounts receivable, unbilled	2,502	1,420
Accounts payable	(5,534)	(2,152)
Accrued compensation	434	(7,699)
Accrued expenses	(3,111)	(11,501)
Accrued litigation settlements	(1,602)	(2,334)
Deferred revenue	(636)	(1,379)
Other, net	1,316	2,019

Net cash provided by (used for) continuing operations	4,387	(20,523)
Net cash provided by discontinued operations	2,943	—

Net cash provided by (used for) operating activities	7,330	(20,523)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,716)	(8,991)
Software development costs	(4,630)	(4,827)
Proceeds from sale of property and equipment	1,527	5,655
Net proceeds from sale of subsidiaries	—	10,545
Acquisitions, net of cash acquired	(10,857)	(1,051)
Other	(31)	—

Net cash (used for) provided by investing activities	(16,707)	1,331

Cash Flows From Financing Activities:
Proceeds from issuance of stock	—	292
Proceeds from the exercise of stock options	64	302
Payments of debt	(57)	(35)
Deferred financing costs	(228)	(61)

Net cash (used for) provided by financing activities	(221)	498

Cash and Cash Equivalents:
Net change	(9,598)	(18,694)
Balance at beginning of period	30,970	74,354

Balance at end of period	$21,372	$55,660

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation

      The accompanying unaudited, condensed, consolidated financial statements of Per-Se Technologies, Inc. (the “Company”) are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited, consolidated financial statements of the Company for the fiscal year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K filed March 23, 2001 with the Securities and Exchange Commission.

      The unaudited, condensed, financial information has been prepared in accordance with the Company’s customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of results for the interim period, have been included.

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

Note 2.	New Accounting Pronouncements

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

Note 3.	Restricted Cash

      At September 30, 2001, restricted cash primarily represents restrictions on $4.5 million of the Company’s cash as security for certain of the Company’s letters of credit. The remaining balance represents amounts held in escrow and amounts collected on behalf of certain clients, a portion of which is held in trust until remitted to such clients.

Note 4.	Acquisitions

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

      Additionally, on April 27, 2001, the Company acquired all of the assets of Officemed.com LLC (“OfficeMed”) for consideration of $3.25 million cash. OfficeMed offers a web-based application service provider (ASP) solution which gives healthcare and payer organizations the ability to perform secure, real-time benefits inquiries against patients’ insurance plans ensuring eligibility at the point-of-care.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      On December 8, 2000, the Company acquired all of the issued and outstanding shares of capital stock of Health Data Services, Inc. and its affiliate company, Patient Account Management Services, Inc. (“HDS/PAMS”) for approximately $25 million in cash. HDS/PAMS offers fully integrated electronic medical claims clearing and other services for hospitals and integrated delivery networks.

      The HDS/PAMS, VIS and OfficeMed acquisitions were recorded using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. On a preliminary basis, approximately $32.5 million of the purchase price has been allocated to goodwill. The operating results of HDS/PAMS, VIS and OfficeMed, which were not material to the Company’s operations, are included in the Company’s Consolidated Statements of Operations from the date of acquisition in the e-Health Solutions business segment.

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

Note 5.	Discontinued Operations and Divestitures

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

Note 6.	Cumulative Effect of Accounting Change

      On December 3, 1999, the Securities and Exchange Commission (the “Commission”) issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 summarizes certain of the Commission’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on the unbilled accounts receivable and related revenue recognition within the Company’s industry. Therefore, consistent with the Commission’s guidance and changing industry practice, the Company began recognizing revenue in its Physician Services segment on an “as billed” basis January 1, 2000. This change did not significantly impacted annual recognized revenue amounts and had no effect on cash flow.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash expense in the Company’s statement of operations for the nine months ended September 30, 2000 reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company’s deferred tax valuation allowance.

Note 7.	Legal Matters

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

Note 8.	Process Improvement Project

      The Company incurred approximately $3.4 million of expense in the nine months ended September 30, 2001 associated with the implementation of a process improvement project within the Physician Services segment (the “Project”). The Project installs a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company’s major processing centers. The Project focuses on productivity improvements that result in both improved client service for the segment’s clients as well as improved profitability for the segment. The costs associated with the Project primarily consist of professional fees paid to outside consultants retained exclusively for implementation of the Project. The Project is now complete and all costs have been incurred as of September 30, 2001.

Note 9.	Non-Recurring Expenses

      During the first quarter of 2001, the Company recorded a severance expense of approximately $0.6 million associated with former executive management.

Note 10.	Long-Term Debt

      Under the Indenture governing the 9  1/2% $175 million of Senior Notes due 2005 (the “Notes”), the balance of net proceeds, as defined, from the sale of any assets having a fair value in excess of $1.0 million must be invested in the Company’s business within 360 days of receipt of proceeds related to the sale. As of September 30, 2001, the Company did not have uninvested net proceeds (as defined by the Indenture governing the Notes) related to the sale of non-core operations and other assets.

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

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

Note 11.	Income Taxes

      As of September 30, 2001, the Company has a net deferred tax asset, which is fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

      The Company recognized a $1.2 million tax benefit in the nine months ended September 30, 2000 related to a state income tax refund.

Note 12.	Segment Reporting

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

      The Company evaluates each segment’s performance based on segment profit or loss. The e-Health Solutions segment revenue includes intersegment revenues for services provided to the Physicians Services segment which are shown in Eliminations to reconcile to total consolidated revenue.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Information concerning the Company’s reportable operating segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands)
Revenue:
Physician Services	$55,488	$55,042	$167,940	$171,633
Application Software	14,360	14,719	43,779	44,322
e-Health Solutions	14,980	8,365	41,792	25,452
Eliminations	(2,943)	(2,745)	(8,415)	(8,318)

	$81,885	$75,381	$245,096	$233,089

Segment profit (loss)(1):
Physician Services	$3,744	$1,889	$8,094	$4,593
Application Software	1,154	1,026	3,519	1,297
e-Health Solutions	1,715	587	2,705	2,492
Corporate	(2,684)	(3,359)	(8,364)	(10,319)

	3,929	143	5,954	(1,937)

Interest expense, net	(4,385)	(3,601)	(12,742)	(10,913)
Process improvement project and non-recurring expenses	(1,217)	—	(4,016)	—

Loss before income taxes	$(1,673)	$(3,458)	$(10,804)	$(12,850)

Depreciation and amortization:
Physician Services	$2,670	$2,916	$8,536	$10,026
Application Software	1,781	1,932	5,387	5,459
e-Health Solutions	1,616	619	4,457	1,860
Corporate	239	648	852	2,024

	$6,306	$6,115	$19,232	$19,369

Capital expenditures:
Physician Services	$501	$655	$1,136	$4,730
Application Software	79	354	259	1,232
e-Health Solutions	574	303	1,273	1,964
Corporate	42	29	49	1,065

	$1,196	$1,341	$2,717	$8,991

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of

	September 30,	December 31,
	2001	2000

	(In thousands)
Identifiable Assets:
Physician Services	$59,657	$70,241
Application Software	35,977	54,488
e-Health Solutions	64,220	44,033
Corporate	34,058	45,364

	$193,912	$214,126

(1)	Operating profit before process improvement project costs, non-recurring expenses and net interest expense.

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

Results of Operations

Three months ended September 30, 2001 as compared to three months ended September 30, 2000

      Revenue. Revenue classified by the Company’s reportable segments is as follows:

	Three Months Ended
	September 30,

	2001	2000

	(In thousands)
Physician Services	$55,488	$55,042
Application Software	14,360	14,719
e-Health Solutions	14,980	8,365
Eliminations	(2,943)	(2,745)

	$81,885	$75,381

      Physician Services’ revenue increased slightly for the three months ended September 30, 2001 as compared to the same period in 2000 due to substantially lower client discontinuances in 2001 and moderate improvement in the Company’s customers’ accounts receivable.

      Application Software’s revenue decreased slightly for the three months ended September 30, 2001 as compared to the same period in 2000. The decrease is attributable to lower sales in the second quarter of 2001 versus the second quarter of 2000 and the timing of implementations, which impacts revenue recognition under percentage-of-completion accounting.

      e-Health Solutions’ revenue increased approximately 79% for the three months ended September 30, 2001 as compared to the same period in 2000. The increase is the result of increased revenue from the recent acquisitions of HDS/PAMS, VIS and OfficeMed as well as increased transaction volume from the existing client base.

      Segment Profit. Segment profit, which is operating profit excluding the process improvement project costs, non-recurring expenses, and net interest expense, classified by the Company’s reportable operating segments is as follows:

	Three Months Ended
	September 30,

	2001	2000

	(In thousands)
Physician Services	$3,744	$1,889
Application Software	1,154	1,026
e-Health Solutions	1,715	587
Corporate	(2,684)	(3,359)

	$3,929	$143

      The 98% increase in Physician Services’ segment profit for the three months ended September 30, 2001 as compared to the same period in 2000 is attributable to the productivity initiatives in the division, including the Process Improvement Project, which have increased productivity and resulted in cost savings.

      The increase in Application Software’s segment profit for the three months ended September 30, 2001 as compared to the same period in 2000 is attributable to the Company’s cost containment measures, specifically in salaries and wages, outside services and travel expenses.

      The increase in e-Health Solutions’ segment profit for the three months ended September 30, 2001 as compared to the same period in 2000 is attributable to the acquisitions previously mentioned and increased volume from existing customers which were partially offset by increased spending in preparation for future growth.

      The decrease in Corporate overhead for the three months ended September 30, 2001 as compared to the same period in 2000 is attributable to management’s commitment to reduce costs where feasible and to create more efficient processes.

      Interest. Net interest expense was $4.4 million for the three months ended September 30, 2001 as compared with $3.6 million for the same period in 2000. The increase is attributable to a reduction in interest income due to lower cash balances resulting from investments in strategic acquisitions and a decrease in investment rates available.

      Income Taxes. Income tax expense, which was primarily related to state income taxes, was $0.1 million for the three months ended September 30, 2001 as compared to income tax expense of $0.1 million for the same period in 2000. As of September 30, 2001, the Company has a net deferred tax asset, which is fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

Nine months ended September 30, 2001 as compared to nine months ended September 30, 2000

      Revenue. Revenue classified by the Company’s reportable segments is as follows:

	Nine Months Ended
	September 30,

	2001	2000

	(In thousands)
Physician Services	$167,940	$171,633
Application Software	43,779	44,322
e-Health Solutions	41,792	25,452
Eliminations	(8,415)	(8,318)

	$245,096	$233,089

      Physician Services’ revenue decreased slightly for the nine months ended September 30, 2001 as compared to the same period in 2000. The decline is due to a higher level of client-initiated discontinuances in 2000 versus 2001. This decline was offset by new sales in 2000 and 2001 and an improvement in the Company’s customers’ accounts receivable which has resulted in one-time improvements in the segment’s revenue cycle. The rate of client-initiated discontinuances has declined throughout 2001.

      Application Software’s revenue for the nine months ended September 30, 2001 was essentially flat as compared to the same period in 2000.

      e-Health Solution’s revenue increased approximately 64% for the nine months ended September 30, 2001 as compared to the same period in 2000. The increase is the result of increased revenue from the recent acquisitions of HDS/ PAMS, VIS and OfficeMed as well as increased transaction volume from the existing client base.

      Segment Profit (Loss). Segment profit (loss), which is operating profit excluding the process improvement project costs, non-recurring expenses, and net interest expense, classified by the Company’s reportable operating segments is as follows:

	Nine Months Ended
	September 30,

	2001	2000

	(In thousands)
Physician Services	$8,094	$4,593
Application Software	3,519	1,297
e-Health Solutions	2,705	2,492
Corporate	(8,364)	(10,319)

	$5,954	$(1,937)

      The 76% increase in Physician Services’ segment profit for the nine months ended September 30, 2001 as compared to the same period in 2000 is attributable to the cost savings realized from the productivity initiatives in the division.

      The increase in Application Software’s segment profit for the nine months ended September 30, 2001 as compared to the same period in 2000 is attributable to reduced operating expenses that resulted from management’s continued focus on cost containment, specifically salaries and wages, contract labor, travel expenses, and outside services.

      The increase in e-Health Solutions’ segment profit for the nine months ended September 30, 2001 as compared to the same period in 2000 is attributable to the growth from recent acquisitions and increased volume from existing customers which were partially offset by HDS/PAMS transition costs incurred in the first quarter of 2001 and spending incurred in preparation for future growth.

      The decrease in Corporate overhead for the nine months ended September 30, 2001 as compared to the same period in 2000 is attributable to management’s commitment to reduce costs where feasible and create more efficient processes.

      Process Improvement Project. The Company incurred approximately $3.4 million of expense in the nine months ended September 30, 2001 associated with the implementation of a process improvement project within the Physician Services segment (the “Project”). The Project installs a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company’s major processing centers. The Project focuses on productivity improvements that result in both improved client service for the segment’s clients as well as improved profitability for the segment. The costs associated with the Project primarily consist of professional fees paid to outside consultants retained exclusively for implementation of the Project. The first phase of the Project, which involved implementation in twelve processing centers, is complete and all costs for this phase have been incurred as of September 30, 2001. The Company is in the process of planning the second phase of the Project, which will implement the productivity improvement model in additional offices during 2002. This phase of the Project will be implemented with internal resources, and the Company will not incur external project costs going forward.

      Interest. Net interest expense was $12.7 million for the nine months ended September 30, 2001 as compared with $10.9 million for the same period in 2000. The increase is attributable to a reduction in interest income due to lower cash balances resulting from investments in strategic acquisitions and a decrease in investment rates available.

      Income Taxes. Income tax expense, which was primarily related to state income taxes, was $0.5 million for the nine months ended September 30, 2001 as compared to an income tax benefit of $0.6 million for the same period in 2000. The Company recognized a $1.2 million tax benefit in the nine months ended September 30, 2000 related to a state income tax refund. As of September 30, 2001, the Company has a net deferred tax asset, which is fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

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

Liquidity and Capital Resources

      The Company had working capital of $20.5 million at September 30, 2001 including $21.4 million of unrestricted cash and cash equivalents. The $6.6 million decrease in working capital from December 31, 2000 is primarily the result of the timing of payments on accruals, the payment of semi-annual interest payments required under the $175 million of 9  1/2% Senior Notes due 2005 (the “Notes”) and investment in the Company’s operations, including the acquisitions of VIS and Officemed in April 2001, offset by cash generated from operations.

      As of September 30, 2001, the Company did not have uninvested net proceeds (as defined by the Indenture governing the Notes) related to the sale of non-core operations and other assets.

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

Forward-Looking Statements

      Certain statements included in the Notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report are “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, including certain statements set forth under the captions “Note 7 — Legal Matters,” “Note 8 — Process Improvement Project,” “Note 10 — Long-Term Debt” and “Liquidity and Capital Resources.” Forward-looking statements include the Company’s expectations with respect to the affect of industry and regulatory changes on the Company’s customer base, the impact of operational improvement or cost reduction initiatives, such as the process improvement project, and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption “Factors That May Affect Future Results of Operations, Financial Condition or Business.” The Company disclaims any responsibility to update any forward-looking statements.

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

PART II:     OTHER INFORMATION

Item 1.      Legal Proceedings

      The information required by this Item is included in “Note 7 — Legal Matters” of Notes to Consolidated Financial Statements in Item 1 of Part I.

Item 6.      Exhibits and Reports on Form 8-K

      (A)  Exhibits

Exhibit
Number		Document

2.1	—	Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
2.2	—	Stock Purchase Agreement dated as of April 20, 1999, among Complete Business Solutions, Inc., E-Business Solutions.com, Inc., Impact Innovations Holdings, Inc. and Registrant (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
2.3	—	Stock Purchase Agreement dated as of November 4, 1999, among J3 Technology Services Corp., Impact Innovations Holdings, Inc., Impact Innovations Government Group, Inc. and Registrant (incorporated by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
2.4	—	Stock Purchase Agreement dated as of December 8, 2000, among Registrant, Health Data Services, Inc., Patient Account Management Services, Inc., and Marc Saltzberg, Raymond DelBrocco, Charles Moore, And Larry Shaw (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
2.5	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Health Data Services, Inc., Virtual Information Systems, Inc., and Paul M. Helmick and William T. Adams (incorporated by reference to Exhibit 2.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
2.6	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Per-Se Transaction Services, Inc., officemed.com LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 1999).
4.1	—	Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee (including form of note) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 1998).
4.2	—	Warrant Agreement dated as of July 8, 1998, between Registrant and SunTrust Bank, Atlanta, as Warrant Agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A filed on July 21, 1998).
4.3	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates) (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.4	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.1	—	Third Amendment to the Per-Se Technologies Employees’ Retirement Savings Plan.

      (B)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PER-SE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ CHRIS E. PERKINS

Chris E. Perkins
Executive Vice President and
Chief Financial Officer

By:	/s/ MARY C. CHISHOLM

Mary C. Chisholm
Vice President and Controller
(Principal Accounting Officer)

Date: November 13, 2001

INDEX TO EXHIBITS

Exhibit
Number		Document

2.1	—	Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
2.2	—	Stock Purchase Agreement dated as of April 20, 1999, among Complete Business Solutions, Inc., E-Business Solutions.com, Inc., Impact Innovations Holdings, Inc. and Registrant (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
2.3	—	Stock Purchase Agreement dated as of November 4, 1999, among J3 Technology Services Corp., Impact Innovations Holdings, Inc., Impact Innovations Government Group, Inc. and Registrant (incorporated by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
2.4	—	Stock Purchase Agreement dated as of December 8, 2000, among Registrant, Health Data Services, Inc., Patient Account Management Services, Inc., and Marc Saltzberg, Raymond DelBrocco, Charles Moore, And Larry Shaw (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
2.5	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Health Data Services, Inc., Virtual Information Systems, Inc., and Paul M. Helmick and William T. Adams (incorporated by reference to Exhibit 2.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
2.6	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Per-Se Transaction Services, Inc., officemed.com LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 1999).
4.1	—	Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee (including form of note) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 1998).
4.2	—	Warrant Agreement dated as of July 8, 1998, between Registrant and SunTrust Bank, Atlanta, as Warrant Agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A filed on July 21, 1998).
4.3	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates) (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.4	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.1	—	Third Amendment to the Per-Se Technologies Employees’ Retirement Savings Plan.