Form 10-K405
period 2001-12-31
PER SE TECHNOLOGIES INC
filed 2002-03-27
CIK 878556

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
        Incorporation or Organization)

          2840 MT. WILKINSON PARKWAY                               30339
               ATLANTA, GEORGIA                                  (Zip Code)
   (Address of Principal Executive Offices)

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (770) 444-5300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 2002 was approximately $370,161,635 calculated using the closing price on such date of $12.34. The number of shares outstanding of the Registrant's common stock (the "Common Stock") as of March 18, 2002 was 29,996,891.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2002 are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                           PAGE OF
                                                                          FORM 10-K
                                                                          ---------
ITEM 1.    BUSINESS....................................................       1
ITEM 2.    PROPERTIES..................................................       5
ITEM 3.    LEGAL PROCEEDINGS...........................................       6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........       6
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................       8
ITEM 6.    SELECTED FINANCIAL DATA.....................................       9
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................      10
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK........................................................      24
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      24
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................      24
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      24
ITEM 11.   EXECUTIVE COMPENSATION......................................      24
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................      25
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      25
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.........................................................      25

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW OF THE COMPANY

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, is a provider of integrated business management outsourcing services, application software, and Internet-enabled connectivity for the healthcare industry. Per-Se delivers its services and products through its three operating divisions: Physician Services, Application Software and e-Health Solutions.

     Physician Services provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services focus on the management of their revenue cycle and include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens.

     The Application Software division provides enterprise-wide financial, clinical and administrative software to acute care healthcare organizations, including patient financial management software, clinical information software and patient and staff scheduling systems. These applications enable healthcare organizations to simultaneously optimize the quality of care delivered and the profitability of business operations.

     The e-Health Solutions division provides connectivity and business intelligence solutions to healthcare providers and payers, which help reduce administrative costs and enhance revenue cycle management. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as an Application Service Provider ("ASP") to physician practices, and offers managed care solutions to payers in ASP, turnkey or outsourced formats.

     Per-Se markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices, integrated healthcare delivery networks ("IDNs") and hospitals.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 18 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

  PHYSICIAN SERVICES

     The healthcare industry in the United States spends approximately $1.2 trillion on an annual basis to provide patient care. Physician Services focuses on the administrative functions of hospital-affiliated physician practices. There are approximately 225,000 hospital-affiliated physicians, which yield a market opportunity of approximately $7 billion for the provision of comprehensive business management outsourcing services. Physician Services is the largest provider of comprehensive business management outsourcing services in the United States. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management to hospital-affiliated physicians, physicians in academic settings and other large physician practices. Organized around medical specialties, Physician Services supports approximately 15,000 physician clients in 42 states, offering business management outsourcing services revolving around four areas: practice support services, revenue growth consulting, cost management consulting and practice security services. All of the division's services focus on improving the revenue cycle for physicians while minimizing compliance risks. Physician Services currently supports the majority of medical specialties in the hospital-based or academic market.

     The business of providing integrated business management outsourcing services is highly competitive. Physician Services competes with regional physician reimbursement organizations and physician groups that provide their own business management services in-house. Competition among these organizations is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical services to cash, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, price.

  APPLICATION SOFTWARE

     Application Software provides a diverse, integrated suite of patient-centric, enterprise-wide software solutions that enable healthcare organizations to more effectively deliver quality care, manage resources, reduce costs, improve productivity and drive operational effectiveness.

     Application Software's products operate across the entire scope of the healthcare enterprise -- IDNs and hospitals -- and manage more than 26 million lives online. Application Software's customers, which include approximately 2,000 healthcare organizations, depend on Application Software's solutions for many critical functions, including: access to real-time, point-of-care clinical information and decision analysis capability across the continuum of care through the division's Patient1 product; comprehensive, consolidated billing through patient financial management solutions containing intrinsic contract management through the Business1 product; automation of enterprise-wide staff and patient scheduling, management of surgical inventory, and enhancement of enterprise-wide staff productivity through the Resource1 suite of products.

     Application Software is a market leader in several key areas of healthcare information technology, including nurse scheduling and productivity management, surgical scheduling and resource management, and enterprise-wide staff and productivity management. While the majority of the division's current customer installed base is located in the United States and Canada, the international market outside of North America is an area of focus for the division, specifically for the Patient1 clinical information system and Resource1 products. Application Software is building the infrastructure to take advantage of international demand through a series of distributors. Recent sales successes include two sales during 2001 through the newly appointed Middle Eastern distributor. The Company has distributors or customers in the United Kingdom, Japan, Australia, Brazil and the Middle East.

     Application Software competes against a variety of information technology companies, including those marketing comprehensive, enterprise-wide health information systems as well as niche and "best-of-breed" software application vendors. Competition is based on product quality, ease of use and ease of integration of new products with other existing and planned applications. Many competitive offerings, however, operate on disparate technologies that are linked through complex interfaces. Application Software's integrated approach to its products and technologies enables it to deliver real-time, patient-centric information and process oriented management capabilities that are critical in today's age of enterprise-wide healthcare.

  E-HEALTH SOLUTIONS

     e-Health Solutions, through The Per-Se Exchange, the third largest electronic clearinghouse in the healthcare industry, delivers private and Internet-based business-to-business solutions that help providers, payers and patients reduce administrative inefficiencies. The Per-Se Exchange focuses on medical transaction processing for physicians, hospitals and integrated delivery networks. Its solutions include electronic claims and remittance advice processing, real-time eligibility verification, web-based provider compliance and productivity management reporting, an Internet patient portal for healthcare statement review and electronic payment processing, and high speed print and mail services. The Per-Se Exchange processes approximately 240 million transactions on an annual basis. This technology supports more than 1,400 governmental and commercial payer connections in 48 states. Other solutions include managed care / payer administration solutions and a regionally-based ASP physician practice management system for office-based physicians.

     Competition in the e-health market is based on the number of electronic connections a vendor provides between healthcare providers and payers, as well as the value-added solutions that are offered such as front-end edits, web-based reporting and applications. e-Health Solutions competes against a variety of traditional electronic data interface companies and Internet healthcare technology companies. The division's clearinghouse, The Per-Se Exchange, is focused almost entirely on medical claims in contrast to many competitors that focus on pharmacy claims.

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenue, segment operating margin and identifiable assets attributable to each division for each of the fiscal years ended 2001, 2000 and 1999 and as of December 31, 2001 and 2000, is presented in Note 18 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

HEALTHCARE INDUSTRY

     Per-Se's business is affected, among other things, by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, increasing focus has been placed on the tremendous administrative costs associated with the delivery of care and the increasing incidence of medical errors. Payers have actively sought to control costs by, among other things, utilizing reimbursement methodologies, such as managed care, fixed fee and capitated reimbursement models, which have supplanted the more traditional fee-for-service structure. These more restrictive reimbursement models, coupled with extensive regulatory control and government focus on fraud and abuse in the healthcare field, have helped to create a significantly complex accounting, coding, billing and collection environment in healthcare. These issues create a positive marketing environment for the sale of services and software that reduce the resources spent by healthcare providers on administrative functions, that help ensure compliance in an ever more complex regulatory environment, and for solutions that can reduce the opportunity for medical errors and improve the quality of care.

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

     The healthcare industry is focusing on the impact that regulations governing standards for electronic transactions, privacy and information security issued under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and implementation timeframes for those regulations might have on their operations and information technology solutions. HIPAA was designed to reduce the amount of administrative waste in healthcare today and to protect the privacy of any patient's medical information. HIPAA regulations (those proposed and those already final) identify certain standards for both human processes and automated processes and systems for anyone handling patient medical information and are focused around three areas: electronic transaction processing, patient privacy and patient data security. HIPAA regulations related to standard data formats and data sets for electronic health claim transaction processing became final in 2000. Entities covered by the transaction standards regulations, including certain subsidiaries of the Company, must comply with the standards by October 16, 2002. However, that compliance date can be delayed for one year upon filing a compliance plan by October 15, 2002. The HIPAA regulations related to privacy of medical information became final in 2001. These regulations impose extensive requirements on healthcare providers, healthcare clearinghouses and health plans. In addition, they require those covered entities to impose privacy protections by contract on entities that assist them in handling patient health information. The privacy regulations have a required compliance date of April 2003. Additional HIPAA regulations for health information security have been proposed, but are not yet final. The HIPAA regulations may impose the need for additional required enhancements of the Company's internal systems and those software applications sold, but at the same time, potentially create increased demand for the services and solutions provided by the Company. While the Company will incur costs to become compliant with the HIPAA regulations passed for electronic transaction processing and privacy, management believes these two regulations will not have a significant overall impact on the Company's results of operations. Management will evaluate the overall impact of the security standards once finalized.

     On March 21, 2002, the Department of Health & Human Services announced a number of proposed changes to the privacy regulations issued under HIPAA. The announced intent of the proposed changes is "to ensure strong privacy protections while correcting certain unintended consequences (under the current regulations) that threatened patients' access to quality healthcare." The proposed changes are expected to address a number of subjects including consent, notice, disclosures and accounting for disclosures, business associate agreements and de-identification of protected health information. The proposed changes are expected to be published in the Federal Register on March 27, 2002, followed by a 30-day comment period.

REGULATION

     Per-Se's business is subject to numerous federal and state laws, a broad range of complex regulations, and programs to combat fraud and abuse and increasing restrictions on reimbursement for healthcare services. Each of the major federal healthcare payment programs (Medicare, Medicaid and TRICARE) has its own set of complex and sometimes conflicting regulations. Additional regulations have been mandated by the Balanced Budget Act of 1997 and HIPAA, and a number of states have also imposed significant regulatory programs applicable to billing and payment for healthcare services.

     The federal government has maintained a significant emphasis on the prevention of healthcare fraud and abuse. Pursuant to the False Claims Act, the Medicare and Medicaid Patient and Program Protection Act of 1987 and HIPAA, the federal government has statutory authority to impose both civil and criminal sanctions and penalties for submission of false claims to governmental payers. Civil monetary penalties of up to $50,000 per offense may be imposed, as well as exclusion from participation in Medicare and other governmental healthcare programs. In addition, the False Claims Act allows a private party to bring a "qui tam" or "whistleblower" suit alleging the filing of false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any damages and civil penalties paid to the government. The U.S. Centers for Medicare & Medicaid Services ("CMS," formerly the Health Care Financing Administration) also offers rewards for information leading to recovery of Medicare funds, and CMS engages private contractors to detect and investigate fraudulent billing practices.

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

     The transaction standard regulations establish uniform electronic standards for eight of the most common healthcare transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, by October 16, 2002, healthcare providers, healthcare clearinghouses and health plans transmitting or receiving health transactions electronically will be required to send and receive data in a single format, rather than the large number of different data formats currently used. However, those covered entities can extend the compliance deadline by one year upon filing a compliance plan by October 15, 2002. Small health plans have until October 2003 to comply and are not required to file a compliance plan. The operations of certain Company subsidiaries fall under the transaction standards regulations.

     The Company handles patient health information in the ordinary course of its business. HIPAA privacy standards will require certain subsidiaries of the Company to handle such information with great care, to establish safeguards with regard to security, access and use of the information, and to restrict the manner in which the information is used by other parties. Failure to do so may result in governmental enforcement actions. Other subsidiaries will be required by their covered entity customers to institute privacy protections by contract. Although the HIPAA privacy regulations do not provide a private right of action for individuals, they allow states to impose more stringent privacy protections. Thus, there may be state privacy actions that could be brought by individuals who believe their personal information has been misused. Certain subsidiaries of the Company must comply with the HIPAA privacy regulations by April 2003. As noted above, on March 21, 2002, the Department of Health & Human Services announced a number of proposed changes to the privacy regulations issued under HIPAA.

EMPLOYEES

     The Company currently employs approximately 4,800 full-time and part-time employees. The Company has no labor union contracts and believes relations with its employees are satisfactory.

FORWARD-LOOKING STATEMENTS

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, including certain statements set forth under the captions "Healthcare Industry," "Regulation," "Overview of Critical Accounting Policies," "Results of Operations," "Segment Operating Margin," "Process Improvement Project," "Goodwill/Client List Impairment," "Recent Accounting Pronouncements," "Market for the Registrant's Common Equity and Related Stockholder Matters" and "Liquidity and Capital Resources," are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include the Company's expectations with respect to industry growth segments, effect of industry and regulatory changes on the Company's customer base, use of estimates for revenue recognition, bad debt accruals in reserve for doubtful accounts receivable and other estimates used for accounting purposes, corporate cost structure, the impact of operational improvement or cost reduction initiatives and associated cost savings, effect of adoption of recent accounting pronouncements, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The Company disclaims any responsibility to update any forward-looking statements.

ITEM 2.  PROPERTIES

     The Company's principal executive office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005.

PHYSICIAN SERVICES

     Physician Services' principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. In addition to its principal office, Physician Services operates 105 business offices throughout the United States. One of the facilities is owned. All of the remaining facilities are leased with expiration dates that vary through June 2011.

APPLICATION SOFTWARE

     Application Software's principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. In addition to its principal office, Application Software operates six offices in the United States and the United Kingdom. These facilities are leased with expiration dates that vary through November 2006.

E-HEALTH SOLUTIONS

     e-Health Solutions' principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. In addition to its principal office, e-Health Solutions operates ten offices in the United States. These facilities are leased with expiration dates that vary through January 2006.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 11 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-17 to F-19.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company:

                                                                                  YEAR FIRST
NAME                                AGE                POSITION                 ELECTED OFFICER
----                                ---   -----------------------------------   ---------------
Philip M. Pead....................  49    President and Chief Executive              1999
                                          Officer
Chris E. Perkins..................  39    Executive Vice President and Chief         2000
                                          Financial Officer of the Company
Karen B. Andrews..................  47    Senior Vice President of the               2000
                                          Company and the President of the
                                          Company's Application Software
                                          division
William N. Dagher.................  38    Senior Vice President of the               2000
                                          Company and the President of the
                                          Company's e-Health Solutions
                                          division
Frank B. Murphy...................  43    Senior Vice President of the               2000
                                          Company and the President of the
                                          Company's Physician Services
                                          division

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

     Philip M. Pead has served as the President and Chief Executive Officer of the Company since November 2000. He has also been a member of Per-Se's Board of Directors since November 2000. From August 1999 to November 2000, Mr. Pead served as Executive Vice President and Chief Operating Officer of the Company. Mr. Pead joined the Company in April 1997 as a senior executive in the Application Software and e-Health Solutions divisions of the Company's business and he served as President of those divisions from May 1997 until August 1999. From May 1996 to April 1997, Mr. Pead was employed by Dun & Bradstreet Application Software as a senior executive with responsibility for international operations. From August 1994 to May 1996, he was employed by Attachmate Corporation, a leading provider of communications software, as a senior executive with responsibility for Asia Pacific and Latin American operations.

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

     Karen B. Andrews has served as President of the Application Software division since October 2000. In this position, Ms. Andrews is responsible for the entire operations of the Application Software division. From 1997 to October 2000, Ms. Andrews served as Senior Vice President of Customer Service within the Application Software division. Prior to joining Per-Se in 1997, Ms. Andrews was Vice President of Professional Services for Geac SmartStream, formerly Dun & Bradstreet Software. She also served as a senior manager with PricewaterhouseCoopers, focusing on implementing application software solutions and process improvement.

     William N. Dagher has served as President of the e-Health Solutions division since October 2000. In this position, Mr. Dagher is responsible for the entire operations of the e-Health Solutions division. From 1998 to October 2000, Mr. Dagher was Senior Vice President of Per-Se's e-Health Operations and Chief Information Officer. Prior to 1998, he served for four years in various senior management positions at MedPartners, Inc. (now known as Caremark Rx, Inc.). In his four years at MedPartners, he held the positions of Vice President of Information Systems and Vice President of Mergers and Acquisitions. Prior to joining MedPartners, Mr. Dagher was Director of Client Service at Per-Se. From 1990 to 1993, he was National Director of Physician Practice Management at KPMG Peat Marwick.

     Frank B. Murphy has served as President of the Physician Services division since October 2000. In this position, Mr. Murphy is responsible for the entire operations of the Physician Services division. Mr. Murphy, who joined Per-Se in 1998, has also served as Senior Vice President, Operations of the Physician Services division and Senior Vice President of the academic and multi-specialty services group within the Physician Services division. Before joining Per-Se, he worked in leadership roles with a strategic consulting company specializing in physician practice management, and a multi-hospital division for an investor-owned company. He also served as President and Chief Executive Officer of Trident Regional Health Systems in Charleston, South Carolina, a wholly-owned subsidiary of Hospital Corporation of America.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol PSTI.

     The prices in the table below represent the high and low sales price for the Common Stock as reported on Nasdaq for the periods presented. Such prices are based on inter-dealer bid and asked prices without markup, markdown or commissions and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2001                                   HIGH      LOW
----------------------------                                  -------   ------
First Quarter...............................................  $ 7.375   $3.219
Second Quarter..............................................    8.250    5.375
Third Quarter...............................................    8.950    7.380
Fourth Quarter..............................................   10.770    7.780

YEAR ENDED DECEMBER 31, 2000                                   HIGH      LOW
----------------------------                                  -------   ------
First Quarter...............................................  $ 9.875   $5.500
Second Quarter..............................................    9.406    3.875
Third Quarter...............................................   13.875    8.625
Fourth Quarter..............................................   12.813    2.125

     The last reported sales price of the Common Stock as reported on Nasdaq on March 18, 2002 was $12.34 per share. As of March 18, 2002, the Company's Common Stock was held of record by 3,724 stockholders.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Per-Se for and as of each of the five fiscal years including the period ended December 31, 2001. The selected consolidated financial information of Per-Se has been derived from the audited consolidated financial statements of Per-Se. The years ended December 31, 1997, 1998 and 1999 present the operations of Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact"), which primarily consists of Rapid Systems and BSG, as discontinued operations. Hospital Services was sold in 1998 and Impact was sold in 1999 as part of management's plan to divest non-core business operations.

                                                      YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                       2001       2000         1999       1998          1997
                                     --------   --------     --------   ---------     --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenue............................  $328,877   $310,008     $322,129   $ 349,823     $392,420
Salaries and wages.................   199,254    193,952      212,940     226,894      242,228
Other operating expenses...........    92,421     94,364      104,192     126,183      123,094
Depreciation.......................    12,401     15,562       20,177      23,848       22,481
Amortization.......................    13,245     10,125        9,293      18,077       21,069
Interest expense, net..............    17,159     14,525       16,102      23,494       23,398
Goodwill and client lists
  impairment.......................        --         --           --     390,641           --
Process improvement project........     3,423        501           --          --           --
Litigation settlements.............        --      1,147       24,811      35,987       52,500
Non-recurring, restructuring and
  other expenses...................       593      2,382           --       5,191       16,741
Income tax expense (benefit).......       607       (695)        (610)     58,465      (16,568)
Loss from continuing operations....   (10,226)   (21,855)     (64,776)   (558,957)     (92,523)
Net loss (1).......................    (6,338)   (48,202)(2)  (33,702)   (560,214)(3)  (19,303)(4)
Weighted average shares
  outstanding......................    29,915     29,852       28,097      25,673       24,226
PER SHARE DATA
  Basic and diluted loss from
     continuing operations.........  $  (0.34)  $  (0.74)    $  (2.31)  $  (21.77)    $  (3.82)
  Basic and diluted net loss.......  $  (0.21)  $  (1.62)    $  (1.20)  $  (21.82)    $  (0.80)

                                                          AS OF DECEMBER 31,
                                        ------------------------------------------------------
                                          2001       2000         1999       1998       1997
                                        --------   --------     --------   --------   --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA
Working capital.......................  $ 24,307   $ 27,179     $ 93,304   $ 86,215   $ 64,522
Intangible assets.....................    77,268     72,695       46,446     48,241    459,129
Total assets..........................   202,891    214,126      265,017    286,721    847,145
Total debt............................   175,091    175,000      177,138    176,080    200,691
Stockholders' (deficit) equity........   (50,130)   (44,136)(2)    1,440      2,323    501,781

---------------

(1) Reflects the results from discontinued operations of $3.9 million, $11.3 million, $31.1 million, $7.1 million and $(0.7) million for 2001, 2000, 1999, 1998 and 1997, respectively.

(2) Reflects a $37.7 million expense for the change in accounting for revenue pursuant to Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101") and the corresponding increase in the Company's deferred tax valuation allowance.

(3) Reflects an $8.4 million extraordinary expense for the early extinguishment of debt.

(4) Reflects extraordinary income of $76.4 million related to the sale of Healthcare Recoveries, Inc. ("HRI") and a $2.5 million expense for the change in accounting for business process reengineering costs incurred in connection with an information technology project, pursuant to Emerging Issues Task Force Consensus No. 97-13, Accounting for Costs Incurred in Connection with a Consulting or an Internal Project that Combines Business Process Reengineering and Information Technology.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate", "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company disclaims any responsibility to update any forward-looking statement. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results of Operations, Financial Condition or Business" at pages 21 to 23 of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 for business combinations initiated after June 30, 2001. It had no impact on the Company's Consolidated Statements of Operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company adopted the standard on January 1, 2002. As required by SFAS No. 142, the Company will complete the impairment test of its goodwill by June 30, 2002. No asset impairment write-downs are expected to occur as a result of adoption.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 replaces Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on January 1, 2002. No asset impairment is expected to occur as a result of adoption.

OVERVIEW OF CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those accounting policies that management believes are the most "critical" -- that is, they are both most important to the portrayal of the Company's financial condition and results, and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company's revenue is derived from products and services delivered to the healthcare industry through its three operating divisions:

          Physician Services provides business management outsourcing services to hospital-affiliated physicians, physicians in academic settings and other large physician practices. Fees for these services are primarily based on a percentage of net collections on our clients' accounts receivable. Revenue is recognized when our customers receive payment on those accounts receivable. The Physician Services division does not rely, to any material extent, on estimates in the recognition of this revenue.

          Application Software provides enterprise-wide financial, clinical and administrative software to acute care healthcare organizations. For contracts under which the division is required to make significant production, modification or customization changes, revenue from software licenses and services is recognized using the percentage-of-completion method over the implementation period. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. An unbilled receivable is recorded when the Company recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. Software maintenance payments received in advance are deferred and recognized ratably over the term of the maintenance agreement, which is typically one year.

          The Application Software division relies on estimates of work to be completed when recognizing revenue on contracts using percentage-of-completion accounting. Because revenue could be impacted if the estimates of the extent of completion differ from actual results, periodic reviews of the estimated hours or days to complete major projects are made by the Application Software division and compared to budgeted hours or days to support the revenue recognized on that project. Approximately 27% of the division's revenue is determined using percentage-of-completion accounting for the year ended December 31, 2001.

          e-Health Solutions delivers private and internet-based business-to-business solutions that help healthcare providers, payers and patients reduce administrative inefficiencies. Revenue related to electronic claims and remittance advice processing and real-time eligibility verification is recognized on a per transaction basis net of electronic claims rebates. Revenue related to high-speed print and mail services is billed and recognized when the services are delivered and includes all costs of delivering the product; the division includes all costs of delivering the product in operating expenses. For software contracts under which the division is required to make significant production, modification or customization changes, revenue from software licenses and services is recognized using the percentage-of-completion method over the implementation period. Approximately 1.9% of the division's revenue is determined using percentage-of-completion accounting for the year ended December 31, 2001. Revenue related to the ASP physician practice management system is recognized as monthly subscription revenue

AMORTIZATION OF INTANGIBLES

     Amortization of intangible assets includes the amortization of goodwill, client lists, trademark, developed technology and software development costs. The Company relies on estimates of the useful lives of these assets on which to base its amortization. The estimation of an asset's remaining useful life is determined based on the Company's historical experience, market conditions and the product or services provided. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of the intangible. Additionally under SFAS No. 121, the Company evaluates whether there have been any changes that would render its intangibles impaired. Conditions that may indicate an impairment issue exists include an economic downturn or change in future operations. In the event a condition is identified that indicates an impairment might exist, an assessment is performed using a variety of methodologies including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate interest rate is utilized based on appropriate borrowing rates.

     In accordance with Accounting Principles Board Opinion 16, Business Combinations, the Company finalized the purchase price allocation of its most recent acquisitions, with a portion of the amount previously allocated to goodwill being reallocated to finite-lived intangible assets. The amounts reallocated to finite-lived intangible assets totaled approximately $9.2 million. Due to this reallocation, amortization expense related to these finite-lived intangibles will result in an increase in amortization expense of $1.6 million in 2002, which will be offset by a reduction in goodwill amortization of $3.5 million due to adoption of SFAS No. 142. The net reduction in amortization expense in 2002 will be $1.9 million, or $0.06 per share on a fully diluted basis.

          Goodwill -- Goodwill represents the excess of the cost of businesses acquired in the e-Health Solutions division from 1995 to 2001, over the fair market value of their identifiable net assets. Prior to the adoption of SFAS No. 142 on January 1, 2002, the Company amortized its goodwill over its estimated useful life of no greater than twenty years. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment.

          Client Lists -- Client lists represent the value of clients acquired in the Physician Services division from 1992 to 1996 and the e-Health Solutions division from 1995 to 2001. Client lists are being amortized over their estimated useful lives, which range from five to ten years.

          Other Intangibles -- Developed Technology represents the value of the systems acquired in the e-Health Solutions division from 2000 to 2001. These intangible assets are being amortized over their estimated useful lives of five years. Trademark represents the value of the trademarks acquired in the e-Health Solutions division from 2000 to 2001. Under SFAS No. 142, this indefinite lived intangible asset will not be amortized.

          Software Development Costs -- Software development includes costs incurred in the development or the enhancement of software developed by the Application Software and e-Health Solutions divisions for resale. Software development costs are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. Software development costs are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or straight-line method over the estimated economic lives of the assets, which are generally three to five years. The Company monitors the net realizable value of all capitalized software development costs to ensure that the investment will be recovered through margins from future sales.

DEFERRED TAXES

     As of December 31, 2001 and 2000, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset of $246.2 million and $247.1 million was required as of December 31, 2001 and December 31, 2000, respectively. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

ACCRUED EXPENSES

     The Company relies on estimates to determine the amounts that are recorded in accrued expenses. Estimates of the legal activity and demands within our business and industry are used to accrue legal expenses. Estimates of the performance of Knowledgeable Healthcare Solutions, Inc., an acquisition made in 2000, are used to accrue the costs of businesses acquired. Income tax accruals are made using estimates based on historical experience of the Company and the current business environment. Restructuring and severance cost accruals are made using estimates of the costs required to effect the desired change within the Company.

BAD DEBT ESTIMATES

     The Company relies on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on the historical experience of the Company and the industry in which it operates. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company actively reviews its accounts receivable and believes any variation of actual results from the Company's estimates would not have a material impact on the financial condition of the Company.

OTHER

     The Company does not have:

     - material exposure to foreign exchange fluctuations;

     - any derivative financial instruments;

     - any material off-balance sheet arrangements other than its operating leases disclosed in Note 10 of Notes to Financial Statements in Item 8; or

     - any material related party transactions.

RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

  YEARS ENDED DECEMBER 31, 2001 AND 2000

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Physician Services..........................................   $223,875     $225,102
Application Software........................................     58,840       60,635
e-Health Solutions..........................................     57,910       35,276
Eliminations................................................    (11,748)     (11,005)
                                                               --------     --------
                                                               $328,877     $310,008
                                                               ========     ========

     Revenue for the Physician Services division declined slightly in 2001 compared to 2000. The decline is due to a high level of client-initiated discontinuances in 2000 of approximately 14%. The rampdown of revenue associated with these clients adversely affected 2001 revenue by $27.1 million. This decline was partially offset by the implementation of new sales from 2000 and 2001 which resulted in revenue recognized in 2001 of $16.0 million and revenue growth related to existing customers of approximately

10%. Revenue stability in 2001 was a result of the Company's intense focus on client satisfaction that resulted in client retention of 95% on a full year basis.

     Revenue for the Application Software division decreased slightly in 2001. Although new sales increased approximately $20.7 million, revenue decreased due to client delays in implementations, which impact revenue recognition under percentage-of-completion accounting, and to the low backlog that was in place at the beginning of 2001. As a result, the backlog in the division increased from $28.9 million at December 31, 2000 to $43.0 million at December 31, 2001, an increase of approximately 49%. Backlog represents contracts that have been sold and have yet to be completed.

     The e-Health Solutions division experienced significant growth during 2001 with revenues increasing $22.6 million or approximately 64% over 2000. The increase is largely due to the acquisitions of Health Data Services, Inc. and Patient Account Management Services, Inc. ("HDS/PAMS") (December 2000), Virtual Information Systems, Inc. ("VIS") and OfficeMed.com LLC ("OfficeMed") (April
2001) as well as organic growth of 20% over the prior year.

     Segment Operating Margin. Segment operating margin, which is net income/(loss) excluding net interest expense, the process improvement project costs, litigation settlements, non-recurring, restructuring and other expenses, income taxes and discontinued operations net of taxes, classified by the Company's divisions is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                   2001          2000
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Physician Services..........................................     $ 12,470      $  4,267
Application Software........................................        5,473         2,859
e-Health Solutions..........................................        5,228         3,401
Corporate...................................................      (11,614)      (14,522)
                                                                 --------      --------
                                                                 $ 11,557      $ (3,995)
                                                                 ========      ========

     Physician Services' segment operating margin increase of $8.2 million or 192% is due to cost savings realized from the productivity initiatives in the division such as the Process Improvement Project (see "Process Improvement Project" below and Note 5 of Notes to Financial Statements in Item 8).

     In 2001, Application Software's segment operating margin increased $2.6 million or 91% compared to 2000. The increase is attributable to reduced operating expenses that resulted from management's continued focus on productivity improvements related to implementations and on cost containment. Specific improvements occurred in salaries and wages, contract labor and travel expenses.

     The e-Health Solutions segment experienced growth in segment operating margin of $1.8 million or 53% in 2001 compared to 2000. The increase in segment profit is attributable to the growth from recent acquisitions, which contributed $1.1 million of the increase and increased volume from existing customers, which contributed $0.7 million.

     The Company's corporate overhead expenses declined 20% in 2001 compared to 2000. The decrease is attributable to management's efforts to control expenses and create a corporate support structure that has a more normalized level of expense. Specific improvements included a 15% decrease in salaries and wages and a 58% decrease in depreciation expense due to a major financial system becoming fully depreciated as of December 31, 2000.

     Interest. Net interest expense increased 18% from $14.5 million in 2000 to $17.2 million in 2001. The increase is attributable to a reduction in interest income due to lower cash balances in 2001 combined with a decrease in investment rates available. The lower cash balance resulted from the Company's strategic acquisitions during 2001.

     Process Improvement Project. The Company incurred approximately $3.4 million and $0.5 million of expense in 2001 and 2000, respectively, associated with the implementation of a process improvement project within the Physician Services division (the "Project"). The Project installs a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company's major processing centers. The Project focuses on productivity improvements that result in both improved client service as well as improved profitability for the division. The costs associated with the Project primarily consist of professional fees paid to outside consultants retained exclusively for implementation of the Project. The first phase of the Project, which involved implementation in twelve of the division's larger processing centers, was completed in the third quarter of 2001 with all costs for this phase incurred as of September 30, 2001. Annualized cost savings resulting from phase one are expected to be $6.0 million, of which, $4.0 million were realized in 2001. In the first quarter of 2002, the Company began the second phase of the Project, which will implement the productivity improvement model into fifteen additional offices. This phase of the Project will be implemented with internal resources, and the Company will not incur external project costs going forward. Estimated annualized cost savings for phase two of the Project are forecasted at $2.0 to $2.5 million, of which, $1.0 to $1.5 million should be realized in 2002.

     Litigation Settlements. There were no material litigation settlements in 2001. In December 2000, the Company recorded an estimated litigation settlement expense of $1.15 million related to a lawsuit that was pending against Medical Management Sciences, Inc. ("MMS") when the Company acquired MMS in December 1995, but which was not resolved until December 2000. In February 2001, the Company paid the full amount of the net award of $1.15 million.

     Non-recurring, Restructuring and Other Expenses. During the first quarter of 2001, the Company recorded severance expense of approximately $0.6 million associated with former executive management.

     In December 2000, the Company recorded $1.4 million of non-recurring expenses related to e-Health Solutions' retirement of a software product that was replaced by a superior software product at Health Data Services, Inc. and Patient Account Management Services, Inc. ("HDS/PAMS"), companies acquired by the Company in December 2000. In connection with the retirement of the software product, the Company also recorded $0.4 million of severance for approximately 20 employees associated with the retired software product that had been notified of their termination.

     The Company recorded a net expense of $0.6 million for the period ended December 31, 2000 for severance costs associated with former executive management. The expense includes a $0.3 million reduction of a prior period severance cost associated with former executive management.

     Income Taxes. Income tax expense, which was primarily related to state income taxes, was $0.6 million in 2001 compared to an income tax benefit of $0.7 million in 2000 related to a state income tax refund.

     As of December 31, 2001 and 2000, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset of $246.2 million and $247.1 million was required as of December 31, 2001 and December 31, 2000, respectively. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly. At December 31, 2001, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $386.4 million. The NOLs will expire at various dates between 2002 and 2020.

     Discontinued Operations. In 1999, the Company completed the sale of both divisions of Impact Innovations Group ("Impact"). The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million, which was paid on July 16, 1999. Final CBSI post acquisition matters were resolved in the third quarter of 2000 resulting in an additional charge to discontinued operations of $0.4 million. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million through discontinued operations. Additionally, the sale agreement stipulated that $1.0 million of the purchase price be put in escrow to pay potential claims. The term of the escrow expired on September 30, 2001. In October of 2001, the Company received $1.0 million in cash, which was recognized through discontinued operations.

     The Company accrued $5.3 million for the period ended September 30, 1999 through discontinued operations as a result of an agreement with SCI Management Corporation ("SCI"), a former client of the commercial division of Impact. SCI filed a complaint against the commercial division of Impact in January of 1998 seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Although the commercial division of Impact was sold effective April 15, 1999, the Company remained responsible for the SCI complaint. The Company paid $3.2 million to SCI on November 4, 1999. The Company issued a promissory note for the balance of $2.1 million bearing interest at 8.25%, which was paid on October 31, 2000. In May of 2001, the Company received an insurance settlement related to the SCI matter of approximately $3.0 million, which was recognized through discontinued operations.

     On November 30, 1998, the Company completed the sale of Medaphis Services Corporation ("Hospital Services") to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on the Hospital Services' final closing balance sheet and payment on certain Hospital Services' accounts receivable retained by the Company. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million, which was recognized through discontinued operations. In addition, the Company received a purchase price adjustment of $10.0 million in cash from NCO on May 5, 2000 based on Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million in the quarter ended June 30, 2000 through discontinued operations.

  YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
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
                                                               ========     ========

     Revenue for the Physician Services division decreased 6% in 2000 compared to 1999. The revenue decline is primarily attributable to Company-initiated and client-initiated discontinuances throughout 1999 and 2000. Company-initiated discontinuances were a result of management's ongoing review and evaluation of marginally profitable and unprofitable clients that yield returns unacceptable to management. These discontinuances are partially offset by the addition of new business in 2000 and 1999.

     Revenue for the Application Software division decreased 2% from 1999 to 2000. The decline in revenue is primarily attributable to decreased consulting revenue due to fewer conversion services being performed related to the date change to the year 2000. The decrease in consulting revenue is partially offset by an increase in recurring maintenance revenue due to an increase in the customer base.

     e-Health Solutions revenue increased 13% in 2000 as compared with 1999. The increase is attributable to an increase in volume from existing customers in addition to volume from new customers in the Company's electronic statement processing center.

     Segment Operating Margin. Segment operating margin, which is net loss excluding net interest expense, the process improvement project costs, litigation settlements, non-recurring, restructuring and other expenses, income taxes, discontinued operations net of taxes and cumulative effect of accounting change net of tax, classified by the Company's divisions is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
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
                                                               ========     ========

     Physician Services experienced a growth in operating margin of $9.8 million in 2000 as compared to 1999. The improvement is attributable to workforce reductions, productivity enhancements and management's focus on discontinuing marginally profitable and unprofitable customer engagements.

     Application Software experienced a growth in operating margin of $3.9 million in 2000 as compared to 1999. The improvement in operating profit is attributable to management's continued focus on cost containment, specifically in the areas of salaries and wages, outside services, travel and marketing expenses.

     The year 2000 was e-Health Solutions' first full year of operation as a separate, externally focused business segment and the division experienced a growth in operating margin of $3.6 million in 2000 compared to 1999. The increase in operating profit is attributable to the previously mentioned revenue increase while operational expenses remained stable.

     The Company's corporate overhead costs decreased by 18% in 2000 compared to 1999. The reduction is due to management's efforts to create a normalized corporate support structure. Specific improvements included an 11% decrease in salaries and wages, and a 40% decline in depreciation expense due to equipment becoming fully depreciated.

     Interest. Net interest expense was $14.5 million for the year ended December 31, 2000 as compared to $16.1 million in the same period in 1999. The decrease is primarily related to interest income of $3.8 million generated from the short-term investment of cash during 2000.

     Process Improvement Project. The Company incurred $0.5 million of expense in the period ended December 31, 2000 for a process improvement project within the Physician Services division. The Project is an effort to improve productivity in certain of the division's processing centers. In the fourth quarter of 2000, the Project produced a formalized set of productivity and quality measures, workflow processes as well as a management operating system within one of the processing centers which served as the Project's pilot.

     Litigation Settlements. In December 2000, the Company recorded an estimated litigation settlement expense of $1.15 million related to a lawsuit that was pending against MMS when the Company acquired MMS in December 1995, but which was not resolved until December 2000. In February 2001, the Company paid the full amount of the net award of $1.15 million.

     In June 1999, the Company recorded an estimated litigation settlement liability of $21.5 million related to the Company's legal dispute with a former shareholder of Health Data Sciences Corporation, arising from the Company's June 1996 acquisition. The estimated liability was based upon an agreement in principle with this former shareholder. When the agreement was finalized in October 1999, the cost to the Company was reduced to $17.0 million and, as a result, the litigation settlement liability was reduced by $4.4 million.

     Also in June 1999, the Company recorded litigation settlement expenses of $6.0 million related to litigation arising from the Company's December 1995 acquisition of MMS. In addition, the Company paid $1.8 million to settle contract claims against the Company's wholly-owned operating subsidiary, PST Emergency Medicine Services, Inc. (formerly known as Gottlieb's Financial Services, Inc.) which arose in January 1998 in the ordinary course of business.

     Non-recurring, Restructuring and Other Expenses. In December 2000, the Company recorded $1.4 million of non-recurring expenses related to e-Health Solutions' retirement of a software product that was replaced by a superior software product at Health Data Services, Inc. and Patient Account Management Services, Inc., companies acquired by the Company in December 2000. In connection with the retirement of the software product, the Company also recorded $0.4 million of severance for approximately 20 employees associated with the retired software product that had been notified of their termination.

     In addition, the Company recorded a net expense of $0.6 million for the period ended December 31, 2000 for severance costs associated with former executive management. The expense includes a $0.3 million reduction of a prior period severance cost associated with former executive management.

     In 1999, the Company evaluated the adequacy of its reserves for lease termination costs established in prior periods. As a result of this evaluation, the Company increased its lease termination reserve for Physician Services by $0.3 million and reduced Application Software's lease termination reserve by $0.3 million.

     Income Taxes. As of December 31, 2000 and 1999, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset of $247.1 million and $236.8 million was required as of December 31, 2000 and December 31, 1999, respectively. The increase in the valuation allowance from December 31, 1999 is primarily related to the elimination of the Company's unbilled accounts receivable (see Cumulative Effect of Accounting Change discussion below) and as such, $15.0 million was recorded against the cumulative effect of accounting change. The increase was offset by an adjustment to the Company's net operating loss carryforwards based on 1999 actual tax returns. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

     Discontinued Operations. Summarized financial information for the discontinued operations for the year ended December 31, 1999 is as follows:

                                                               FOR THE YEAR ENDED
                                                               DECEMBER 31, 1999
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
                                                                    =======

     In 1998, management initiated a plan to focus the Company's financial and management resources on its three core healthcare segments in an effort to return the Company to profitability. Management defined these segments as:
Physician Services, Application Software and e-Health Solutions. Management began to seek alternatives for the remaining non-core business segments:
Medaphis Services Corporation ("Hospital Services") and Impact. Although Hospital Services provided business management and accounts receivable management services to approximately 1,200 hospitals, the Company's management deemed the segment non-core as a substantial portion of the services offered was bad debt collection. Impact was deemed non-core as it did not provide consulting services to the healthcare industry. The results of operations for Impact have been classified as discontinued operations for the year ended December 31, 1999.

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on the Hospital Services' final closing balance sheet and payment on certain Hospital Services' accounts receivable retained by the Company. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million, which was recognized through discontinued operations.

     In addition, the Company received a purchase price adjustment of $10.0 million in cash from NCO on May 5, 2000 based on Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million through discontinued operations for the year ended December 31, 2000.

     In 1999, the Company completed the sale of both divisions of Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. Final CBSI post acquisition matters were resolved in the third quarter of 2000 resulting in an additional charge to discontinued operations of $0.4 million. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million through discontinued operations.

     The Company accrued $5.3 million for the period ended September 30, 1999 through discontinued operations as a result of an agreement with SCI Management Corporation, a former client of the commercial division of Impact. SCI filed a complaint against the commercial division of Impact in January of 1998 seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Although the commercial division of Impact was sold effective April 15, 1999, the Company remained responsible for the SCI complaint. The Company paid $3.2 million to SCI on November 4, 1999. The Company issued a promissory note for the balance of $2.1 million bearing interest at 8.25%, which was paid on October 31, 2000. In May of 2001, the Company received an insurance settlement related to the SCI matter of approximately $3.0 million, which was recognized through discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had working capital of $24.3 million compared to $27.2 million at December 31, 2000. Restricted cash totaled $4.4 million as of December 31, 2001 compared to $7.4 million at December 31, 2000. Restricted cash principally represents restrictions on the

Company's cash as security for the Company's letters of credit. Cash and cash equivalents totaled $36.5 million at December 31, 2001, an increase of $5.5 million compared to 2000.

     Cash provided by continuing operations was $22.0 million in 2001 compared to cash used by continuing operations in 2000 of $8.7 million. This improvement in cash flow was driven by improvements in operations, net of depreciation and amortization that resulted in the loss before cumulative effect of accounting change of $6.3 million in 2001 versus a loss before cumulative effect of accounting change of $10.5 million in 2000. Also, improvements in the collection of accounts receivable generated cash of $8.5 million in 2001 compared to a use of $6.3 million in 2000.

     During 2002, the Company expects to fund its working capital needs through cash provided by operations.

     The Company used $20.1 million in cash for investing activities during 2001 compared to $33.1 million during 2000. The improvement was primarily driven by $14.0 million lower capital expenditures in 2001, as well as a $14.3 million reduction in investments in strategic acquisitions during 2001. These improvements were offset by $11.3 million in proceeds received in 2000 for the sale of subsidiaries in 1999 and 1998.

     Cash used by financing activities was $0.3 million in 2001 compare to cash provided of $0.6 million in 2000. These amounts were primarily attributable to deferred financing costs in 2001 compared to proceeds from the issuance of common stock and the exercise of stock options in 2000.

     On February 20, 1998, the Company issued $175 million of 9 1/2% Senior Notes due on February 15, 2005 (the "Notes"), which bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15, which commenced on August 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest.

     Payment of principal, premium, if any, and interest on the Notes is fully and unconditionally guaranteed, on a senior unsecured basis, jointly and severally by all of the Company's present and future domestic restricted subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except certain insignificant foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets, separate from its investment in subsidiaries. Any non-guarantor subsidiaries are insignificant individually and in the aggregate to the consolidated financial statements.

     Under the Indenture governing the Notes, the balance of net proceeds, as defined, from the sale of any asset having a fair value in excess of $1.0 million, must be invested in the Company's business within 360 days of receipt of proceeds related to the sale. The Company may use the net proceeds for capital expenditures, to acquire long-term assets, to repay debt and/or to acquire a controlling interest in another company. To the extent that such net proceeds are not invested within 360 days, such amount constitutes "excess proceeds." If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds. As of December 31, 2001, the Company did not have excess proceeds greater than $10 million.

     The Company entered into a $50 million credit facility (the "Credit Facility") on April 6, 2001. Availability under the Credit Facility is determined by a borrowing base calculated based on eligible billed accounts receivable of the Borrowing Base Parties, as defined in the Credit Facility. The Company has the option of entering into "LIBOR" based loans or "index rate" loans under the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.85% to 2.65% based on the Company's leverage ratio, as defined in the Credit Facility, after the first year. Index rate loans bear interest at rates approximating Prime plus amounts ranging from 0.35% to 1.15% based on the Company's leverage ratio, as defined, after the first year. LIBOR based loans bear interest at LIBOR plus 2.50% and index rate loans bear interest at rates approximating Prime plus 1.0% for the first twelve months of the Credit Facility. In addition, the Company pays a quarterly commitment fee on the unused portion of the Credit Facility of 0.375% per annum.

     The Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting the incurrence of additional indebtedness, creation of liens, payment of dividends, sales of assets, stock offerings, capital expenditures and prepayment of the Notes and those requiring maintenance of minimum EBITDA, as defined, and minimum fixed charge coverage, as defined. The initial term of the Credit Facility is 42 months expiring on October 6, 2004. The Company and the lender can mutually agree to extend this term by 18 months if certain conditions have been met. There are no outstanding borrowings under the Credit Facility.

     The level of the Company's indebtedness could adversely impact the Company's ability to obtain additional financing. A substantial portion of the Company's cash flow from operations could be dedicated to the payment of principal and interest on its indebtedness. The Company believes that its current cash flow will be sufficient to meet working capital needs and capital expenditures for the next twelve months.

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

  Competition with Business Management Outsourcing Services Companies and In-house Providers

     The business management outsourcing business, especially surrounding the areas of billings and collections, is highly competitive. The Company competes with regional physician reimbursement organizations, national information and data processing organizations, and physician groups that provide their own business management services. Successful competition within this industry is dependent on numerous industry and market conditions.

     Potential industry and market changes that could adversely affect the Company's ability to compete for business management outsourcing services include an increase in the number of competitors providing comparable services, and new alliances between healthcare providers and third-party payers in which healthcare providers are employed by such third-party payers.

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

  Major Client Projects

     The Company's Application Software division involves projects designed to reengineer customer operations through the strategic use of imaging, client/server and other advanced technologies. Failure to meet customers' expectations with respect to a major project could, possibly, have the following consequences: damage the Company's reputation and standing in this marketplace; impair its ability to attract new client/server information technology business; and inhibit its ability to collect for services performed on a project.

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

  Consolidation in the Marketplace

     In general, consolidation initiatives in the healthcare marketplace may result in fewer potential customers for the Company's services. Some of these types of initiatives include employer initiatives such as creating purchasing cooperatives (GPOs); provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts; and integration among hospitals and physicians into comprehensive delivery systems.

     Continued consolidation of management and billing services through integrated delivery systems may result in a decrease in demand for the Company's business management outsourcing services for particular physician practices.

  Government Regulations

     As discussed in Item 1 under the captions "Healthcare Industry" and "Regulation," the healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

     Medical billing and collection activities are governed by numerous federal and state civil and criminal laws. Federal and state regulators use these laws to investigate healthcare providers and companies that provide billing and collection services. In connection with these laws, the Company may be subjected to federal or state government investigations and possible penalties may be imposed upon the Company, false claims actions may have to be defended, private payers may file claims against the Company, and the Company may be excluded from Medicare, Medicaid and/or other government funded healthcare programs.

     In the past, the Company has been the subject of federal investigations, and it may become the subject of false claims litigation or additional investigations relating to its billing and collection activities. Any such proceeding or investigation could have a material adverse effect on the Company's business.

     The final HIPAA rules for the standards for electronic transactions and standards of privacy of individually identifiable health information were published in 2000. The implementation deadline for the standards for electronic transactions is October 2002 with the possibility of a one year delay for healthcare providers, healthcare clearinghouses and large health plans upon filing an extension. The implementation deadline for the standards of privacy is April 2003. These rules set new or higher standards for the healthcare industry as to handling healthcare transactions and information and will require changes to the manner in which the industry handles such information. One of the most contentious areas of HIPAA reform is in the area of privacy and security.

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

     The Company may not be able to successfully resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, there is the risk that its insurance coverage, product liability coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations of financial condition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The Company occasionally invests excess cash in commercial paper, money market funds and other highly liquid short-term investments. Due to the limited amounts of these investments and their short-term nature, any fluctuation in the prevailing interest rates is expected to have an immaterial effect on the Company's financial statements.

     The Company has the option of entering into loans based on LIBOR or index rates under the Credit Facility. If the Company were to borrow amounts under the Credit Facility, the Company could experience fluctuations in the indexed rates. The Company has never incurred borrowings under the Credit Facility.

EXCHANGE RATE SENSITIVITY

     The majority of the Company's sales and expenses are denominated in U.S. dollars. As a result, the Company has not experienced any significant foreign exchange gains and losses to date. The Company conducts only limited transactions in foreign currencies and does not expect material foreign exchange gains or losses in the future. The Company does not engage in any foreign exchange hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 14, 2001, following a competitive review and request for proposal process in which a number of nationally recognized accounting firms were requested to participate, the Registrant dismissed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as the Registrant's principal accountants and engaged Ernst & Young LLP as the Registrant's new principal accountants. The decision to change accountants was recommended by the Audit Committee of the Registrant's Board of Directors (the "Board") and approved by the Board. This information is also included in the Company's report filed on Form 8-K on June 21, 2001, and is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I of this Report pursuant to General Instruction G of this Form 10-K, is included in the sections entitled "Management of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2002, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2002, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2002, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2002, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)1. Financial Statements

       Reports of Independent Auditors;

       Consolidated Balance Sheets -- as of December 31, 2001 and 2000;

       Consolidated Statements of Operations -- years ended December 31, 2001, 2000 and 1999;

       Consolidated Statements of Cash Flows -- years ended December 31, 2001, 2000 and 1999;

       Consolidated Statements of Stockholders' (Deficit) Equity -- years ended December 31, 2001, 2000 and 1999; and

       Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules

        Included in Part IV of the report:

        Reports of Independent Auditors on Financial Statement Schedule;

        Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 2001, 2000 and 1999

        Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required.

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
 2.1   --   Stock Purchase Agreement dated as of October 15, 1998,
            between Registrant and NCO Group, Inc. (incorporated by
            reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
            for the quarter ended September 30, 1998).
 2.2   --   Stock Purchase Agreement dated as of April 20, 1999, among
            Complete Business Solutions, Inc., E-Business Solutions.com,
            Inc., Impact Innovations Holdings, Inc. and Registrant
            (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
 2.3   --   Stock Purchase Agreement dated as of November 4, 1999, among
            J3 Technology Services Corp., Impact Innovations Holdings,
            Inc., Impact Innovations Government Group, Inc. and
            Registrant (incorporated by reference to Exhibit 2.3 to
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1999).

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
 2.4   --   Stock Purchase Agreement dated as of December 8, 2000, among
            Registrant, Health Data Services, Inc., Patient Account
            Management Services, Inc., and Marc Saltzberg, Raymond
            DelBrocco, Charles Moore, and Larry Shaw (incorporated by
            reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
 2.5   --   Asset Purchase Agreement dated as of April 27, 2001, among
            Registrant, Health Data Services, Inc., Virtual Information
            Systems, Inc., and Paul M. Helmick and William T. Adams
            (incorporated by reference to Exhibit 2.5 to Quarterly
            Report on Form 10-Q for the quarter ended March 31, 2001).
 2.6   --   Asset Purchase Agreement dated as of April 27, 2001, among
            Registrant, Per-Se Transaction Services, Inc., officemed.com
            LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q
            for the quarter ended March 31, 2001).
 3.1   --   Restated Certificate of Incorporation of Registrant
            (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
            Form 10-K")).
 3.2   --   Restated By-laws of Registrant (incorporated by reference to
            Exhibit 3.2 to the 1999 Form 10-K).
 4.1   --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1999 Form 10-K).
 4.2   --   Form of Option Agreement relating to Registrant's Second
            Amended and Restated Non-Qualified Stock Option Plan
            (incorporated by reference to Exhibit 4.2 to the 1999 Form
            10-K).
 4.3   --   Form of Option Agreement relating to Registrant's
            Non-Qualified Stock Option Plan for Employees of Acquired
            Companies (incorporated by reference to Exhibit 4.4 to
            Registration Statement on Form S-3, File No. 33-71552).
 4.4   --   Form of Option Agreement relating to Registrant's
            Non-Employee Director Stock Option Plan (incorporated by
            reference to Exhibit 4.5 to the 1999 Form 10-K).
 4.5   --   Form of Option Agreement relating to Registrant's
            Non-Qualified Stock Option Plan for Non-Executive Employees
            (incorporated by reference to Exhibit 4.6 to the 1999 Form
            10-K).
 4.6   --   Form of Option Agreement relating to Registrant's Restricted
            Stock Plan (incorporated by reference to Exhibit 4.5 to
            Annual Report on Form 10-K for the year ended December 31,
            1995 (the "1995 Form 10-K")).
 4.7   --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
            (including form of note) (incorporated by reference to
            Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
            1998).
 4.8   --   Warrant Agreement dated as of July 8, 1998, between
            Registrant and SunTrust Bank, Atlanta, as Warrant Agent
            (including form of warrant certificate) (incorporated by
            reference to Exhibit 4.2 to Registration Statement on Form
            8-A filed on July 21, 1998).
 4.9   --   Settlement Agreement dated as of June 24, 1999, by and among
            Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
            Alyson T. Stinson, James F. Thacker, James F. Thacker
            Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
            Trust and Borrower (incorporated by reference to Exhibit
            10.1 to Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1999).
 4.10  --   Rights Agreement dated as of February 11, 1999, between
            Registrant and American Stock Transfer & Trust Company
            (including form of rights certificates) (incorporated by
            reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
 4.11  --   First Amendment to Rights Agreement dated as of February 11,
            1999, between Registrant and American Stock Transfer & Trust
            Company, entered into as of May 4, 2000 (incorporated by
            reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
            for the quarter ended March 31, 2000).

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
 4.12  --   Second Amendment to Rights Agreement dated as of February
            11, 1999, between Registrant and American Stock Transfer &
            Trust Company, entered into as of December 6, 2001, to be
            effective as of March 6, 2002.
10.1   --   Credit Agreement dated as of April 6, 2001, among the
            Registrant, as Borrower, certain subsidiaries of the
            Registrant, as the other Credit Parties, the lenders
            signatory thereto from time to time, as Lenders, and General
            Electric Capital Corporation, as Agent and Lender
            (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2001).
10.2   --   Second Amended and Restated Per-Se Technologies, Inc.
            Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K).
10.3   --   First Amendment to Second Amended and Restated Per-Se
            Technologies, Inc. Non-Qualified Stock Option Plan
            (incorporated by reference to Exhibit 10.45 to the 1999 Form
            10-K).
10.4   --   Registrant's Non-Qualified Stock Option Plan for Employees
            of Acquired Companies (incorporated by reference to Exhibit
            99.1 to Registration Statement on Form S-8, File No.
            33-67752).
10.5   --   First Amendment to Registrant's Non-Qualified Stock Option
            Plan for Employees of Acquired Companies (incorporated by
            reference to Exhibit 99 to Registration Statement on Form
            S-8, File No. 33-71556).
10.6   --   Second Amendment to Registrant's Non-Qualified Stock Option
            Plan for Employees of Acquired Companies (incorporated by
            reference to Exhibit 99 to Registration Statement on Form
            S-8, File No. 33-88442).
10.7   --   Third Amendment to Registrant's Non-Qualified Stock Option
            Plan for Employees of Acquired Companies (incorporated by
            reference to Exhibit 10.14 to the 1995 Form 10-K).
10.8   --   Fourth Amendment to Registrant's Non-Qualified Stock Option
            Plan for Employees of Acquired Companies (incorporated by
            reference to Exhibit 99.2 to Registration Statement on Form
            S-8, File No. 333-3213).
10.9   --   Fifth Amendment to Registrant's Non-Qualified Stock Option
            Plan for Employees of Acquired Companies (incorporated by
            reference to Exhibit 99.1 to Registration Statement on Form
            S-8, File No. 333-07627).
10.10  --   Sixth Amendment to Registrant's Non-Qualified Stock Option
            Plan for Employees of Acquired Companies (incorporated by
            reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).
10.11  --   Seventh Amendment to Registrant's Non-Qualified Stock Option
            Plan for Employees of Acquired Companies (incorporated by.
            reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).
10.12  --   Eighth Amendment to Registrant's Non-Qualified Stock Option
            Plan For Employees of Acquired Companies (incorporated by
            reference to Exhibit 10.12 to the 1999 Form 10-K).
10.13  --   Ninth Amendment to Registrant's Non-Qualified Stock Option
            Plan For Employees of Acquired Companies (incorporated by.
            reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).
10.14  --   Registrant's Non-Employee Director Stock Option Plan, dated as of August 12, 1994 (incorporated by reference to Exhibit
            10.2 to Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1994).
10.15  --   First Amendment to Registrant's Non-Employee Director Stock
            Option Plan (incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).
10.16  --   Second Amendment to Registrant's Non-Employee Director Stock
            Option Plan (incorporated by reference to Exhibit 10.1 to
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 1999).
10.17  --   Third Amendment to Registrant's Non-Employee Director Stock
            Option Plan (incorporated by reference to Exhibit 10.16 to the 1999 Form 10-K).

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
10.18  --   Fourth Amendment to Registrant's Non-Employee Director Stock
            Option Plan (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).
10.19  --   Registrant's Non-Qualified Stock Option Plan for
            Non-Executive Employees (incorporated by reference to
            Exhibit 10.23 to the 1996 Form 10-K).
10.20  --   First Amendment to Registrant's Non-Qualified Stock Option
            Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
10.21  --   Second Amendment to Registrant's Non-Qualified Stock Option
            Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).
10.22  --   Third Amendment to Registrant's Non-Qualified Stock Option
            Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to the 1997 Form 10-K).
10.23  --   Fourth Amendment to Registrant's Non-Qualified Stock Option
            Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).
10.24  --   Fifth Amendment to Registrant's Non-Qualified Stock Option
            Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.28 to the 1997 Form 10-K).
10.25  --   Sixth Amendment to Registrant's Non-Qualified Stock Option
            Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.32 to the 1998 Form 10-K).
10.26  --   Seventh Amendment to Registrant's Non-Qualified Stock Option
            Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K).
10.27  --   Eighth Amendment to Registrant's Non-Qualified Stock Option
            Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to the 2000 Form 10-K).
10.28  --   Restricted Stock Plan of the Registrant, dated as of August
            12, 1994 (incorporated by reference to Exhibit 10.2 to
            Registration Statement on Form S-4, File No. 33-88910).
10.29  --   The Per-Se Technologies Employees' Retirement Savings Plan
            (incorporated by reference to Exhibit 10.26 to the 1999 Form
            10-K).
10.30  --   First Amendment to the Per-Se Technologies Employees'
            Retirement Savings Plan (incorporated by reference to
            Exhibit 10.29 to the 2000 Form 10-K).
10.31  --   Second Amendment to the Per-Se Technologies Employees'
            Retirement Savings Plan (incorporated by reference to
            Exhibit 10.2 to Quarterly Report on Form 10-Q for the
            quarter ended June 30, 2001).
10.32  --   Third Amendment to the Per-Se Technologies Employees'
            Retirement Savings Plan (incorporated by reference to
            Exhibit 10.1 to Quarterly Report on Form 10-Q for the
            quarter ended September 30, 2001).
10.33  --   Retirement Savings Trust (incorporated by reference to
            Exhibit 10.10 to Registration Statement on Form S-1, File
            No. 33-42216).
10.34  --   Registrant's Deferred Compensation Plan (incorporated by
            reference to Exhibit 99 to Registration Statement on Form
            S-8, Registration No. 33-90874).
10.35  --   First Amendment to Registrant's Deferred Compensation Plan
            (incorporated by reference to Exhibit 10.2 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            1997).
10.36  --   Second Amendment to Registrant's Deferred Compensation Plan
            (incorporated by reference to Exhibit 10.3 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            1997).
10.37  --   Third Amendment to Registrant's Deferred Compensation Plan
            (incorporated by reference to Exhibit 10.76 to the 1997 Form
            10-K).
10.38  --   Fourth Amendment to Registrant's Deferred Compensation Plan
            (incorporated by reference to Exhibit 10.32 to the 1999 Form
            10-K).

EXHIBIT
NUMBER                                DOCUMENT
-------                               --------
10.39  --   Fifth Amendment to Registrant's Deferred Compensation Plan
            (incorporated by reference to Exhibit 10.36 to the 2000 Form
            10-K).
10.40  --   Per-Se Technologies, Inc. Executive Deferred Compensation
            Plan effective as of January 1, 2002.
10.41  --   Written description of Registrant's Non-Employee Director
            Compensation Plan.
10.42  --   Registrant's Non-Employee Director Deferred Stock Credit
            Plan (incorporated by reference to Exhibit 10.5 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            1997).
10.43  --   First Amendment to Registrant's Non-Employee Director
            Deferred Stock Credit Plan.
10.44  --   Per-Se Technologies, Inc. Deferred Stock Unit Plan.
10.45  --   Registrant's Long Term Incentive Plan (incorporated by
            reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.46  --   Employment Agreement dated November 19, 1996, between
            Registrant and David E. McDowell (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
10.47  --   Amendment Number 1 to Employment Agreement between
            Registrant and David E. McDowell, dated October 20, 1999
            (incorporated by reference to Exhibit 10.37 to the 1999 Form
            10-K).
10.48  --   Employment Agreement dated as of November 13, 2000, between
            Registrant and Philip M. Pead (incorporated by reference to
            Exhibit 10.42 to the 2000 Form 10-K).
10.49  --   Employment Agreement dated April 14, 2000, between
            Registrant and Chris E. Perkins (incorporated by reference to Exhibit 10.43 to the 2000 Form 10-K).
10.50  --   Amendment Number 1 to Employment Agreement between
            Registrant and Chris E. Perkins, dated as of February 7,
            2001 (incorporated by reference to Exhibit 10.44 to the 2000
            Form 10-K).
10.51  --   Employment Agreement dated January 30, 1998, between
            Registrant and William Dagher (incorporated by reference to
            Exhibit 10.45 to the 2000 Form 10-K).
10.52  --   Employment Agreement dated June 5, 1998, between Registrant and Frank B. Murphy (incorporated by reference to Exhibit
            10.46 to the 2000 Form 10-K).
10.53  --   Employment Agreement dated as of March 22, 2001, between
            Registrant and Karen B. Andrews (incorporated by reference to Exhibit 10.48 to the 2000 Form 10-K).
10.54  --   Corporate Integrity Agreement between the Office of the
            Inspector General of the Department of Health and Human
            Services and Registrant (incorporated by reference to
            Exhibit 10.4 to Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1998).
21     --   Subsidiaries of Registrant.
23.1   --   Consent of Ernst & Young LLP.
23.2   --   Consent of PricewaterhouseCoopers LLP.

---------------

The exhibits, which are referenced in the above documents, are hereby incorporated by reference. Such exhibits have been omitted for purposes of this filing but will be furnished supplementary to the Commission upon request.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

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

                                          PER-SE TECHNOLOGIES, INC.
                                           (Registrant)

                                          By:     /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer

                                                  /s/ MARY C. CHISHOLM
                                            ------------------------------------
                                                      Mary C. Chisholm
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              /s/ DAVID E. MCDOWELL                        Chairman and Director          March 26, 2002
 ------------------------------------------------
                David E. McDowell


                /s/ PHILIP M. PEAD                       President, Chief Executive       March 26, 2002
 ------------------------------------------------          Officer, and Director
                  Philip M. Pead


               /s/ CHRIS E. PERKINS                  Executive Vice President and Chief   March 26, 2002
 ------------------------------------------------            Financial Officer
                 Chris E. Perkins


               /s/ MARY C. CHISHOLM                    Vice President and Controller      March 26, 2002
 ------------------------------------------------      (Principal Accounting Officer)
                 Mary C. Chisholm


                 /s/ CRAIG MACNAB                                 Director                March 26, 2002
 ------------------------------------------------
                   Craig Macnab


           /s/ DAVID R. HOLBROOKE, M.D.                           Director                March 26, 2002
 ------------------------------------------------
             David R. Holbrooke, M.D.


           /s/ STEPHEN A. GEORGE, M.D.                            Director                March 26, 2002
 ------------------------------------------------
             Stephen A. George, M.D.


                 /s/ JOHN C. POPE                                 Director                March 26, 2002
 ------------------------------------------------
                   John C. Pope


            /s/ C. CHRISTOPHER TROWER                             Director                March 26, 2002
 ------------------------------------------------
              C. Christopher Trower

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Per-Se Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Per-Se Technologies, Inc. (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Per-Se Technologies, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
February 4, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Per-Se Technologies, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows present fairly, in all material respects, the financial position of Per-Se Technologies, Inc. and its subsidiaries (the "Company") at December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 5, 2001

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PAR
                                                                     VALUE DATA)
Current Assets:
  Cash and cash equivalents.................................   $  36,493     $  30,970
  Restricted cash...........................................       4,419         7,352
                                                               ---------     ---------
          Total cash and cash equivalents...................      40,912        38,322
  Accounts receivable, billed (less allowances of $5,144 and
     $7,635, respectively)..................................      45,719        53,309
  Accounts receivable, unbilled (less allowances of $1,345
     and $4,338, respectively)..............................       4,150         5,786
  Other.....................................................       5,000         5,793
                                                               ---------     ---------
          Total current assets..............................      95,781       103,210
Property and equipment, net.................................      25,012        32,813
Intangible assets...........................................      77,268        72,695
Other.......................................................       4,830         5,408
                                                               ---------     ---------
                                                               $ 202,891     $ 214,126
                                                               =========     =========
Current Liabilities:
  Accounts payable..........................................   $   6,085     $  11,002
  Accrued compensation......................................      23,884        18,652
  Accrued expenses..........................................      21,705        21,712
  Accrued litigation settlements............................          --         1,602
                                                               ---------     ---------
                                                                  51,674        52,968
  Deferred revenue..........................................      19,800        23,063
                                                               ---------     ---------
          Total current liabilities.........................      71,474        76,031
Long-term debt..............................................     175,091       175,000
Other obligations...........................................       6,456         7,231
                                                               ---------     ---------
          Total liabilities.................................     253,021       258,262
                                                               ---------     ---------
Commitments and Contingencies (Notes 10 and 11).............          --            --
Stockholders' Deficit:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................          --            --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     29,969 and 29,902 issued and outstanding as of December
     31, 2001 and December 31, 2000, respectively...........         300           299
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................          --            --
  Paid-in capital...........................................     774,983       774,603
  Warrants..................................................       1,495         1,495
  Accumulated deficit.......................................    (826,908)     (820,533)
                                                               ---------     ---------
          Total stockholders' deficit.......................     (50,130)      (44,136)
                                                               ---------     ---------
                                                               $ 202,891     $ 214,126
                                                               =========     =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.....................................................   $328,877      $310,008      $322,129
                                                               --------      --------      --------
Salaries and wages..........................................    199,254       193,952       212,940
Other operating expenses....................................     92,421        94,364       104,192
Depreciation................................................     12,401        15,562        20,177
Amortization................................................     13,245        10,125         9,293
Interest expense, net.......................................     17,159        14,525        16,102
Process improvement project.................................      3,423           501            --
Litigation settlements......................................         --         1,147        24,811
Non-recurring, restructuring and other expenses.............        593         2,382            --
                                                               --------      --------      --------
          Total expenses....................................    338,496       332,558       387,515
                                                               --------      --------      --------
Loss before income taxes....................................     (9,619)      (22,550)      (65,386)
Income tax expense (benefit)................................        607          (695)         (610)
                                                               --------      --------      --------
Loss from continuing operations.............................    (10,226)      (21,855)      (64,776)
                                                               --------      --------      --------
Discontinued operations, net of tax.........................      3,888        11,337        31,074
                                                               --------      --------      --------
Loss before cumulative effect of accounting change..........     (6,338)      (10,518)      (33,702)
Cumulative effect of accounting change, net of tax..........         --       (37,684)           --
                                                               --------      --------      --------
          Net loss..........................................   $ (6,338)     $(48,202)     $(33,702)
                                                               ========      ========      ========
Basic and diluted net loss per share:
  Loss from continuing operations...........................   $  (0.34)     $  (0.74)     $  (2.31)
  Discontinued operations, net of tax.......................       0.13          0.38          1.11
  Cumulative effect of accounting change, net of tax........         --         (1.26)           --
                                                               --------      --------      --------
          Net loss..........................................   $  (0.21)     $  (1.62)     $  (1.20)
                                                               ========      ========      ========
Weighted average shares outstanding used in basic and
  diluted net loss per share................................     29,915        29,852        28,097
                                                               ========      ========      ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net loss..................................................  $ (6,338)  $(48,202)  $(33,702)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
    Depreciation and amortization...........................    25,646     25,687     29,470
    Discontinued operations.................................    (3,888)   (11,337)   (31,400)
    Impairment loss (gain) on long-lived assets.............        --      1,185     (4,772)
    Cumulative effect of accounting change..................        --     37,684         --
    Non-cash litigation settlement costs....................        --         --     16,433
    Changes in assets and liabilities, excluding effects of
       acquisitions and divestitures:
       Restricted cash......................................     2,008     (1,002)      (572)
       Accounts receivable, billed..........................     6,883     (5,834)     8,703
       Accounts receivable, unbilled........................     1,637       (503)     3,863
       Accounts payable.....................................    (4,929)       760      1,455
       Accrued compensation.................................     5,232     (3,207)       608
       Accrued expenses.....................................    (1,699)    (6,650)        (6)
       Accrued litigation settlements.......................    (1,602)    (2,441)   (11,971)
       Deferred revenue.....................................    (2,436)     2,667      2,107
       Other, net...........................................     1,520      2,477        820
                                                              --------   --------   --------
       Net cash provided by (used for) continuing
         operations.........................................    22,034     (8,716)   (18,964)
       Net cash provided by (used for) discontinued
         operations.........................................     3,919     (2,100)    (2,942)
                                                              --------   --------   --------
         Net cash provided by (used for) operating
            activities......................................    25,953    (10,816)   (21,906)
                                                              --------   --------   --------
Cash Flows From Investing Activities:
  Purchases of property and equipment.......................    (4,836)   (18,801)   (10,418)
  Software development costs................................    (5,940)    (6,137)    (7,498)
  Proceeds from sale of property and equipment..............     1,537      5,658     12,003
  Net proceeds from sale of subsidiaries....................        --     11,337     47,986
  Acquisitions, net of cash acquired........................   (10,846)   (25,193)       (32)
  Other.....................................................       (31)        --         --
                                                              --------   --------   --------
         Net cash (used for) provided by investing
            activities......................................   (20,116)   (33,136)    42,041
                                                              --------   --------   --------
Cash Flows From Financing Activities:
  Proceeds from issuance of stock...........................        --        298        920
  Proceeds from the exercise of stock options...............       299        379        217
  Payments of debt..........................................       (74)       (38)    (1,042)
  Deferred financing costs/debt issuance costs..............      (539)       (71)      (285)
                                                              --------   --------   --------
         Net cash (used for) provided by financing
            activities......................................      (314)       568       (190)
                                                              --------   --------   --------
Cash and Cash Equivalents:
  Net change................................................     5,523    (43,384)    19,945
  Balance at beginning of period............................    30,970     74,354     54,409
                                                              --------   --------   --------
  Balance at end of period..................................  $ 36,493   $ 30,970   $ 74,354
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                               COMMON               PREFERRED                                       TREASURY
                                     COMMON    STOCK    PREFERRED     STOCK     PAID-IN    ACCUMULATED               STOCK
                                     SHARES    AMOUNT    SHARES      AMOUNT     CAPITAL      DEFICIT     WARRANTS    AMOUNT
                                     -------   ------   ---------   ---------   --------   -----------   --------   --------
                                                                         (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998.......   78,745   $ 787        --        $ --      $740,014    $(738,390)    $   --      $(88)
Issuance of common stock...........      316       3        --          --           917           --         --        --
Exercise of stock options..........      159       2        --          --           215           --         --        --
Funding of litigation
  settlements......................    9,500      95        --          --        30,131           --      1,495        --
Reverse 1 for 3 stock split (see
  Note 12).........................  (59,151)   (591)       --          --           567           --         --        --
Net loss...........................       --      --        --          --            --      (33,702)        --        --
Other..............................        6      --        --          --            20         (123)                  88
                                     -------   -----       ---        ----      --------    ---------     ------      ----
BALANCE AT DECEMBER 31, 1999.......   29,575     296        --          --       771,864     (772,215)     1,495        --
Issuance of common stock...........       42      --        --          --           298           --         --        --
Issuance of common stock in
  acquisitions.....................      236       2        --          --         1,998           --         --        --
Exercise of stock options..........       48       1        --          --           378           --         --        --
Net loss...........................       --      --        --          --            --      (48,202)        --        --
Other..............................        1      --        --          --            65         (116)
                                     -------   -----       ---        ----      --------    ---------     ------      ----
BALANCE AT DECEMBER 31, 2000.......   29,902     299        --          --       774,603     (820,533)     1,495        --
Issuance of common stock...........       --      --        --          --            --           --         --        --
Issuance of common stock in
  acquisitions.....................        5      --        --          --            35           --         --        --
Exercise of stock options..........       62       1        --          --           295           --         --        --
Net loss...........................       --      --        --          --            --       (6,338)        --        --
Other..............................       --      --        --          --            50          (37)        --        --
                                     -------   -----       ---        ----      --------    ---------     ------      ----
BALANCE AT DECEMBER 31, 2001.......   29,969   $ 300        --        $ --      $774,983    $(826,908)    $1,495      $ --
                                     =======   =====       ===        ====      ========    =========     ======      ====

                                          TOTAL
                                      STOCKHOLDERS'
                                     (DEFICIT) EQUITY
                                     ----------------
                                      (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998.......      $  2,323
Issuance of common stock...........           920
Exercise of stock options..........           217
Funding of litigation
  settlements......................        31,721
Reverse 1 for 3 stock split (see
  Note 12).........................           (24)
Net loss...........................       (33,702)
Other..............................           (15)
                                         --------
BALANCE AT DECEMBER 31, 1999.......         1,440
Issuance of common stock...........           298
Issuance of common stock in
  acquisitions.....................         2,000
Exercise of stock options..........           379
Net loss...........................       (48,202)
Other..............................           (51)
                                         --------
BALANCE AT DECEMBER 31, 2000.......       (44,136)
Issuance of common stock...........            --
Issuance of common stock in
  acquisitions.....................            35
Exercise of stock options..........           296
Net loss...........................        (6,338)
Other..............................            13
                                         --------
BALANCE AT DECEMBER 31, 2001.......      $(50,130)
                                         ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of Per-Se Technologies, Inc. and its subsidiaries ("Per-Se" or the "Company"). The e-Health Solutions division revenue includes intersegment revenues for services provided to the Physician Services division, which has been eliminated in total consolidated revenue. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Per-Se completed the sale of Impact Innovations Group ("Impact") in 1999. The results of Impact are classified as discontinued operations for the year ended December 31, 1999. See Note 3 for further discussion of the Company's discontinued operations.

     Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 Business Combinations ("SFAS No. 141"), which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 for business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company adopted the standard on January 1, 2002. As part of the adoption of SFAS No. 142, the Company re-examined the purchase price allocation of its most recent acquisitions, with a portion of the amount previously allocated to goodwill being re-allocated to finite-lived intangible assets. As required by SFAS No. 142, the Company will complete the impairment test of its goodwill by June 30, 2002. No asset impairment write-downs are expected as a result of adoption.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 replaces Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on January 1, 2002. No asset impairment is expected to occur as a result of adoption.

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

     Revenue Recognition. The Company's revenue is derived from products and services delivered to the healthcare industry through its three operating divisions:

          Physician Services provides business management outsourcing services to hospital-affiliated physicians, physicians in academic settings and other large physician practices. Fees for these services are primarily based on a percentage of net collections on our clients' accounts receivable. Revenue is

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES recognized when our customers receive payment on those accounts receivable. The Physician Services division does not rely, to any material extent, on estimates in the recognition of this revenue.

          Application Software provides enterprise-wide financial, clinical and administrative software to acute care healthcare organizations. For contracts under which the division is required to make significant production, modification or customization changes, revenue from software licenses and services is recognized using the percentage-of-completion method over the implementation period. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. An unbilled receivable is recorded if the Company can recognize revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. Software maintenance payments received in advance are deferred and recognized ratably over the term of the maintenance agreement, which is typically one year.

          The Application Software division relies on estimates of work to be completed when recognizing revenue on contracts using percentage-of-completion accounting. Because revenue could be impacted if the estimates of the extent of completion differ from actual results, periodic reviews of the estimated hours or days to complete major projects are made by the Application Software division and compared to budgeted hours or days to support the revenue recognized on that project.

          e-Health Solutions delivers private and internet-based business-to-business solutions that help healthcare providers, payers and patients reduce administrative inefficiencies. Revenue related to electronic claims and remittance advice processing and real-time eligibility verification is recognized on a per transaction basis net of electronic claims rebates. Revenue related to high-speed print and mail services is billed and recognized when the services are delivered and includes all costs of delivering the product; the division includes all costs of delivering the product in operating expenses. For software contracts under which the division is required to make significant production, modification or customization changes, revenue from software licenses and services is recognized using the percentage-of-completion method over the implementation period. Revenue related to the ASP physician practice management system is recognized as monthly subscription revenue

     Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     Restricted Cash. As of December 31, 2001, restricted cash principally represents restrictions on the Company's cash as security for certain of the Company's letters of credit.

     Property and Equipment. Property and equipment, including equipment under capital leases, are stated at cost, less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally ten years for furniture and fixtures, three to ten years for equipment and twenty years for buildings.

     Intangible Assets. Intangible assets are composed of goodwill, client lists, workforce, trademark, developed technology and software development costs. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of the intangible. Additionally under SFAS No. 121, the Company evaluates whether there have been any changes that would render its intangibles impaired. Conditions that may indicate an impairment issue exists include an economic downturn or change in future operations. In the event a condition is identified that indicates an impairment might exist, an assessment is performed using a variety of methodologies including cash flow

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate interest rate is utilized based on appropriate borrowing rates.

     Goodwill. Goodwill represents the excess of the cost of businesses acquired in the e-Health Solutions division from 1995 to 2001, over the fair market value of their identifiable net assets. Prior to the adoption of SFAS No. 142 on January 1, 2002, the Company amortized its goodwill over its estimated useful life of no greater than twenty years. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment.

     Client Lists. Client lists represent the value of clients acquired in the Physician Services division from 1992 to 1996 and the e-Health Solutions division from 1995 to 2001. Client lists are being amortized over their estimated useful lives, which range from five to ten years.

     Other Intangibles. Developed Technology represents the value of the systems acquired in the e-Health Solutions division from 2000 to 2001. These intangible assets are being amortized over their estimated useful lives of five years. Trademark represents the value of the trademarks acquired in the e-Health Solutions division from 2000 to 2001. Under SFAS No. 142, this indefinite lived intangible asset will not be amortized.

     Software Development Costs. Software development includes costs incurred in the development or the enhancement of software developed by the Application Software and e-Health Solutions divisions for resale. Software development costs are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. Software development costs are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or straight-line method over the estimated economic lives of the assets, which are generally three to five years. The Company monitors the net realizable value of all capitalized software development costs to ensure that the investment will be recovered through margins from future sales.

     In December 2000, the Company recorded $1.4 million of non-recurring expenses related to the e-Health Solutions' retirement of a software product that was replaced by a superior software product at Health Data Services, Inc. and its affiliate company, Patient Account Management Services, Inc. ("HDS/ PAMS"), a company acquired by Per-Se in December 2000.

     Research and Development Costs. Research and development costs are expensed as incurred. The Company recorded research and development costs of approximately $11.3 million, $9.5 million and $9.2 million in 2001, 2000 and 1999, respectively.

     Advertising Costs. Advertising costs are expensed as incurred. The Company recorded advertising costs of approximately $0.6 million, $0.5 million and $0.7 million in 2001, 2000 and 1999, respectively.

     Stock-based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In Note 14, the Company presents the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"). SFAS No. 123 requires that companies that elect to not account for stock-based compensation as prescribed by that statement shall disclose, among other things, the pro forma effects on net income (loss) and net income (loss) per share as if SFAS No. 123 had been adopted.

     Legal Costs. Legal and administrative fees, costs and expenses are expensed as incurred. Damages or settlement losses that the Company determines to be probable are accrued at such time when they are estimable.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Net Loss per Share. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. The Company has excluded all stock options and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share was 6.9 million in 2001, 4.4 million in 2000, and 3.1 million in 1999.

     Diluted earnings per share is shown for the fourth quarter in Note
19 -- Quarterly Financial Information. The potential dilution that would occur if stock options and warrants were exercised is reconciled to the average outstanding shares used as follows:

                                                                 QUARTER ENDED
                                                               DECEMBER 31, 2001
                                                               -----------------
                                                                (IN THOUSANDS)
Weighted average shares outstanding (basic).................        29,939
Effect of dilutive securities:
  Stock options.............................................         1,496
                                                                    ------
                                                                    31,435
                                                                    ======

     Cumulative Effect of Accounting Change. On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides interpretative guidance on unbilled accounts receivable and related revenue recognition. Consistent with the Commission's guidance and changing industry practice, the Company began recognizing revenue in its Physician Services segment on an "as billed" basis January 1, 2000.

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

     Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to record derivatives as assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives will be recorded either in current earnings or as a component of comprehensive income. The Company adopted SFAS No. 133 effective January 1, 2001. It had no impact on the Company's Consolidated Statements of Operations. The majority of the Company's international contracts are denominated in U.S. dollars.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

2.  ACQUISITIONS

     On April 27, 2001, the Company acquired all of the assets of Virtual Information Systems, Inc. ("VIS") for consideration of $7.0 million in cash. The purchase agreement also provides for a purchase price adjustment of up to $1.5 million payable in cash should VIS meet certain financial targets over the twelve months following the date of acquisition. The Company anticipates VIS will meet these financial targets and therefore has recorded a purchase price adjustment of $1.5 million as of December 31, 2001. VIS's core product, Virtual Remittance Processing System, is an automated remittance processing solution, which ensures accurate and efficient processing of cash collections.

     Additionally, on April 27, 2001, the Company acquired all of the assets of OfficeMed.com LLC ("OfficeMed") for consideration of $3.25 million in cash. OfficeMed offers a web-based application service provider (ASP) solution that gives healthcare and payer organizations the ability to perform secure, real-time benefits inquiries against patients' insurance plans ensuring eligibility at the point-of-care.

     On December 8, 2000, the Company acquired all the issued and outstanding shares of capital stock of HDS/PAMS for consideration of approximately $25.0 million. HDS/PAMS offer fully integrated electronic medical claims clearing and other services for hospitals and integrated delivery networks.

     The HDS/PAMS, VIS and OfficeMed acquisitions were recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $20.4 million of the purchase price was allocated to goodwill and prior to adoption of SFAS No. 142 was being amortized using the straight-line method over twenty years. In 2001, the Company finalized the purchase price allocation of these acquisitions, and approximately $12.4 million previously allocated to goodwill was reallocated to finite-lived intangible assets with lives ranging from 5 to 10 years. The operating results of HDS/PAMS, VIS and OfficeMed are included in the Company's Consolidated Statements of Operations from the date of acquisition in the e-Health Solutions division.

     On February 9, 2000, the Company acquired the outstanding capital stock of Knowledgeable Healthcare Solutions, Inc. ("KHS") for consideration of $3.1 million, consisting of $1.1 million cash and approximately 236,000 shares, or $2.0 million, of the Company's Common Stock. In addition, the purchase agreement provides for a purchase price adjustment of up to $6.0 million, that was recorded in December 2000, payable in cash and the Company's Common Stock, should KHS meet certain operational targets over the three years from the date of acquisition. The Company was required under the purchase agreement to make a purchase price adjustment in April 2001 totaling $0.1 million, 25% of which was paid through the issuance of the Company's common stock.

     The KHS acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $8.9 million of the purchase price was allocated to goodwill and prior to adoption of SFAS No. 142 was being amortized using the straight-line method over five years. The operating results of KHS are included in the Company's Consolidated Statements of Operations from the date of acquisition.

     The pro-forma impact of these acquisitions was immaterial to the financial statements of the Company and therefore has not been presented.

3.  DISCONTINUED OPERATIONS AND DIVESTITURES

     In 1998, management initiated a plan to focus the Company's financial and management resources on its three core healthcare segments in an effort to return the Company to profitability. Management defined these segments as:
Physician Services, Application Software and e-Health Solutions. Management began

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES to seek alternatives for the remaining non-core business segments: Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact"). Although Hospital Services provided business management and accounts receivable management services to approximately 1,200 hospitals, the Company's management deemed the segment non-core as a substantial portion of the services offered was bad debt collection. Impact was deemed non-core as it did not provide consulting services to the healthcare industry. Pursuant to APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been presented to reflect Impact as discontinued operations for the year ended December 31, 1999.

     In 1999, the Company completed the sale of both divisions of Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999 for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million which was paid on July 16, 1999. Final CBSI post acquisition matters were resolved in the third quarter of 2000 resulting in an additional charge to discontinued operations of $0.4 million. The government division of Impact was sold on December 17, 1999 to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000 based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million, which was recognized through discontinued operations. Additionally, the sale agreement stipulated that $1.0 million of the purchase price be put in escrow to pay potential claims. The term of the escrow expired on September 30, 2001. In October of 2001, the Company received $1.0 million in cash, which was recognized through discontinued operations.

     The Company accrued $5.3 million for the period ended September 30, 1999 through discontinued operations as a result of an agreement with SCI Management Corporation ("SCI"), a former client of the commercial division of Impact. SCI filed a complaint against the commercial division of Impact in January of 1998 seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Although the commercial division of Impact was sold effective April 15, 1999, the Company remained responsible for the SCI complaint. The Company paid $3.2 million to SCI on November 4, 1999. The Company issued a promissory note for the balance of $2.1 million bearing interest at 8.25%, which was paid on October 31, 2000. In May of 2001, the Company received an insurance settlement related to the SCI matter of approximately $3.0 million, which was recognized through discontinued operations.

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on the Hospital Services' final closing balance sheet and payment on certain Hospital Services' accounts receivable retained by the Company. The additional consideration resulted in the recognition, in discontinued operations, of an additional gain of $0.5 million, net of tax of $0.3 million. In addition, the Company received a purchase price adjustment of $10.0 million in cash from NCO on May 5, 2000 based on Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million in the quarter ended June 30, 2000 through discontinued operations.

     The net operating results of these segments have been reported in the Consolidated Statements of Operations as "Discontinued operations, net of tax" and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash provided by (used for) discontinued operations" for the year ended December 31, 1999.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Summarized financial information for the discontinued operations is as follows:

                                                               FOR THE YEAR ENDED
                                                                DECEMBER 31, 1999
                                                               -------------------
                                                                     IMPACT
                                                               -------------------
                                                                 (IN THOUSANDS)
Revenue.....................................................         $54,916
                                                                     =======
Income from discontinued operations before income taxes.....         $ 3,958
Income tax expense..........................................             555
                                                                     -------
                                                                     $ 3,403
                                                                     =======

4.  NON-RECURRING, RESTRUCTURING AND OTHER EXPENSES

     Components of non-recurring and other expenses are as follows:

                                                              2001    2000    1999
                                                              ----   ------   ----
                                                                 (IN THOUSANDS)
Severance costs.............................................  $593   $  562   $ --
Other.......................................................    --    1,820     --
                                                              ----   ------   ----
                                                              $593   $2,382   $ --
                                                              ====   ======   ====

     Severance Costs. In 2001 and 2000, the Company recorded net expenses of $0.6 million and $0.6 million, respectively, for severance costs associated with former executive management. In 2000, the expense includes a $0.3 million reduction of a prior period severance cost associated with former executive management.

     Other. In December 2000, the Company recorded $1.4 million of non-recurring expenses related to the e-Health Solutions division's retirement of a software product that was replaced by a superior software product at HDS/PAMS, companies acquired by Per-Se in December 2000. In connection with the retirement of the software product, the Company also recorded $0.4 million of severance for approximately 20 employees associated with the retired software product that had been notified of their termination.

     Restructuring Expenses. Under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), ("EITF 94-3"), the Company discloses certain information related to restructuring charges.

     In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). As part of the Physician Services Restructuring Plan, the Company recorded restructuring reserves in 1995 through 1996. In 1996, the Company abandoned its Reengineering Project. The Company periodically reevaluates the adequacy of the reserves established for the Physician Services Restructuring Plan. In 1997 and 1999 the Company recorded an additional expense of $1.7 million and $0.3 million, respectively, for lease termination costs.

     In 1997, the Company adopted a plan to combine the operations of its software and consulting companies. In 1999, the Company revised its plan to combine the operations of its software and consulting companies and reduced the reserve for lease termination costs by $0.3 million.

     In 1998, Application Software recorded approximately $1.3 million of restructuring costs for severance when management decided to restructure its operations to more appropriately align Application Software's resources with future operational needs and new product development. The severance costs relate to

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES approximately 35 employees, primarily in the areas of professional services and research and development, who had been notified of their termination.

     A description of the type and amount of restructuring costs recorded at the commitment date and subsequently incurred for all of the restructurings discussed above is as follows:

                            RESERVE      COSTS       RESERVE                     COSTS       RESERVE       COSTS      RESERVE
                            BALANCE     APPLIED      BALANCE                    APPLIED      BALANCE      APPLIED     BALANCE
                           JANUARY 1,   AGAINST    DECEMBER 31,     RESERVE     AGAINST    DECEMBER 31,   AGAINST   DECEMBER 31,
                              1999      RESERVE        1999       ADJUSTMENTS   RESERVE        2000       RESERVE       2001
                           ----------   --------   ------------   -----------   --------   ------------   -------   ------------
Lease termination
  costs..................    $4,292     $  (764)      $3,528         $  --       $(655)       $2,873       $(535)      $2,338
Severance................     1,148        (875)         273          (273)         --            --          --           --
                             ------     -------       ------         -----       -----        ------       -----       ------
                             $5,440     $(1,639)      $3,801         $(273)      $(655)       $2,873       $(535)      $2,338
                             ======     =======       ======         =====       =====        ======       =====       ======

     The terminated leases have various expiration dates through 2011.

5.  PROCESS IMPROVEMENT PROJECT

     The Company incurred approximately $3.4 million and $0.5 million of expense in 2001 and 2000, respectively, associated with the implementation of a process improvement project within the Physician Services division (the "Project"). The Project installs a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company's major processing centers. The Project focuses on productivity improvements that result in both improved client service for the division's clients as well as improved profitability for the division. The costs associated with the Project primarily consist of professional fees paid to outside consultants retained exclusively for implementation of the Project. The first phase of the Project, which involved implementation in twelve processing centers, was completed in the third quarter with all costs for this phase incurred as of September 30, 2001.

6.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $    590   $    590
Buildings...................................................     2,751      2,750
Furniture and fixtures......................................    16,497     16,353
Equipment...................................................   123,802    124,551
Leasehold improvements......................................     5,629      9,628
                                                              --------   --------
                                                               149,269    153,872
Less accumulated depreciation...............................   124,257    121,059
                                                              --------   --------
                                                              $ 25,012   $ 32,813
                                                              ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

7.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Goodwill....................................................  $44,749   $43,170
Client lists................................................   44,308    39,681
Developed Technology........................................    4,616        --
Trademark...................................................    1,313        --
Software development costs..................................   54,574    49,718
                                                              -------   -------
                                                              149,560   132,569
Less accumulated amortization...............................   72,292    59,874
                                                              -------   -------
                                                              $77,268   $72,695
                                                              =======   =======

     In accordance with Accounting Principles Board Opinion 16, Business Combinations, the Company finalized the purchase price allocation of its most recent acquisitions, with a portion of the amount previously allocated to goodwill being reallocated to finite-lived intangible assets. The amounts reallocated to finite-lived intangible assets totaled approximately $9.2 million. The amortization period of the amounts allocated to client lists ranges from five to ten years. The amortization period of the amounts allocated to developed technology is five years.

     The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually for impairment.

     Expenditures on capitalized software development costs were approximately $5.9 million, $6.1 million and $7.5 million in 2001, 2000 and 1999, respectively. Amortization expense related to the Company's capitalized software costs totaled $5.8 million, $4.7 million and $4.5 million in 2001, 2000 and 1999, respectively. The unamortized balance of software development costs at December 31, 2001 and 2000 was $15.3 million and $15.5 million, respectively. Software development costs are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or straight-line method over the estimated useful lives of the assets, which are generally three to five years.

8.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Interest....................................................  $ 6,235   $ 6,668
Accrued restructuring and severance costs, current..........    1,198     1,450
Accrued legal costs.........................................      762       469
Accrued taxes...............................................    1,237       725
Funds due clients...........................................    1,568     1,710
Accrued costs of businesses acquired........................    3,958     2,861
Other.......................................................    6,747     7,829
                                                              -------   -------
                                                              $21,705   $21,712
                                                              =======   =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

9.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
9 1/2% Senior Notes due February 15, 2005 (the "Notes").....  $175,000   $175,000
Capital lease obligations, weighted average effective
  interest rate of 6.0% in 2001.............................        91         --
                                                              --------   --------
                                                               175,091    175,000
Less current portion........................................        --         --
                                                              --------   --------
                                                              $175,091   $175,000
                                                              ========   ========

     On February 20, 1998, the Company issued the Notes. The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15, which commenced on August 15, 1998 and will mature on February 15, 2005. The Notes may be redeemed at the option of the Company, in whole or in part, at any time at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest.

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

     Under the Indenture governing the Notes, the balance of net proceeds, as defined, from the sale of any assets having a fair value in excess of $1.0 million must be invested in the Company's business within 360 days of receipt of proceeds related to the sale or they become excess proceeds. If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds. As of December 31, 2001, the Company did not have excess proceeds (as defined by the Indenture governing the Notes) related to the sale of non-core operations and other assets.

     At December 31, 2001, the estimated fair value of the Notes is approximately $161.0 million, or 92% of par, based on the quoted market price for these Notes. Although the fair value of the Notes is less than the carrying amount, settlement at the reported fair value may not be possible.

     The Company entered into a $50 million credit facility (the "Credit Facility") on April 6, 2001. Availability under the Credit Facility is determined by a Borrowing Base calculated based on eligible billed accounts receivable of the Company's Physician Services and e-Health Solutions divisions, as defined in the Credit Facility. The Company has the option of making "LIBOR" based loans or "index rate" loans under the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.85% to 2.65% based on the Company's leverage ratio, as defined in the Credit Facility, after the first year. Index rate loans bear interest at Prime plus amounts ranging from 0.35% to 1.15% based on the Company's leverage ratio, as defined, after the first year. LIBOR based loans bear interest at LIBOR plus 2.50% and index rate loans bear interest at Prime plus 1.0% for the first twelve months of the Credit Facility. In addition, the Company pays a quarterly commitment fee on the unused portion of the Credit Facility of 0.375% per annum.

     The Credit Facility contains financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends,

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES sales of assets, stock offerings, capital expenditures, and prepayment of the Notes, those requiring maintenance of minimum EBITDA (as defined) and minimum fixed charge coverage (as defined). The initial term of the Credit Facility is 42 months, expiring on October 6, 2004. The Company and the Lender can mutually agree to extend this term by 18 months if certain conditions have been met. The Company did not have any borrowings outstanding under the Credit Facility at December 31, 2001. The Company intends to use the Credit Facility, as needed, for future investments in its operations including capital expenditures, acquisitions and other general corporate purposes.

     It is the Company's policy to amortize debt issuance costs using the straight-line method over the life of the debt agreement. Amortization expense related to debt issuance costs, on both the Notes and the Credit Facility, for the years ended 2001, 2000 and 1999 were $1.3 million, $1.1 million and $1.2 million, respectively.

     The Company's capital leases consisted principally of leases for equipment. As of December 31, 2001, the net book value of equipment subject to capital leases totaled $0.1 million.

     The aggregate maturities of long-term debt are as follows (in thousands):

2002........................................................   $     --
2003........................................................         91
2004........................................................         --
2005........................................................    175,000
Thereafter..................................................         --
                                                               --------
                                                               $175,091
                                                               ========

10.  LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases, which expire at various dates through 2011. Rent expense was $16.6 million, $17.5 million and $16.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

2002........................................................   $16,215
2003........................................................    14,325
2004........................................................    12,364
2005........................................................     6,454
2006........................................................     3,397
Thereafter..................................................     5,599
                                                               -------
                                                               $58,354
                                                               =======

11.  LEGAL MATTERS

  PENDING LEGAL MATTERS

     The Company is subject to claims, litigation and official billing inquiries arising in the ordinary course of its business. These matters include, but are not limited to, lawsuits brought by former customers with respect to the operation of the Company's business. The Company has also received written demands from customers and former customers that have not yet resulted in legal action. Within the Company's industry, federal and state civil and criminal laws govern medical billing and collection activities. These laws provide

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from federal and state healthcare programs.

     The Company believes that it has meritorious defenses to the claims and other issues asserted in pending legal matters; however, there can be no assurance that such matters or any future legal matters will not have an adverse effect on the Company. Since the Company is often unable to estimate a range of awards or losses, if any, in pending legal matters, amounts thereof have not been reflected in the financial statements unless estimable and probable.

  SETTLED LEGAL MATTERS

     In December 1995, the Company acquired Medical Management Sciences, Inc. ("MMS") (now a part of Physician Services). At acquisition, a lawsuit was pending against MMS for the alleged breach of two related billing and asset purchase contracts entered into by MMS in 1994. In November 1996, a jury in that lawsuit returned a verdict that produced a net award to MMS of approximately $900,000. The trial court reversed the net award to MMS and awarded the plaintiffs approximately $1.2 million in 1998, which was reduced to $950,000 by appeals court in May 2000. In July 2000, MMS was granted a stay of the judgment against it pending a petition by MMS to the U.S. Supreme Court. MMS filed a Petition for Writ of Certiorari with the U.S. Supreme Court in October 2000 seeking to overturn the decision of the appeals court and reinstate the jury verdict in MMS favor. That petition was denied in December 2000, and the Company accrued $1.1 million at December 31, 2000 for the estimated amount of the net award. In February 2001, the Company paid the full amount of the net award of $1.2 million in favor of the plaintiffs, and the matter was concluded.

     On January 28, 1998, a former client filed a complaint against BSG Alliance/IT, Inc. (later known as Impact Innovations Group, Inc.) seeking recovery for alleged damages in connection with work performed by the commercial division of Impact under a consulting contract. The Company sold the commercial division of Impact effective April 15, 1999, but retained responsibility for this matter. The Company and the plaintiff reached an agreement to refund $5.3 million to the plaintiff and on November 4, 1999, the Company paid $3.2 million to the plaintiff and issued a promissory note for $2.1 million bearing interest at 8.25%, which was paid on October 31, 2000. In May 2001, the Company and American International Specialty Lines Insurance Company ("AISLIC") settled litigation arising out of AISLIC's denial of coverage under an errors and omissions insurance policy for damages incurred by the Company in connection with this matter. The case was settled with the payment by AISLIC of $3 million to the Company.

     On June 16, 1999, the Company agreed to settle certain contract claims arising out of a 1996 contract for emergency room billing services to be provided by PST Emergency Medicine Services, Inc., a former subsidiary of the Company then known as Gottlieb's Financial Services, Inc. (the "Emergency Medicine division") to a former client. The Company paid the plaintiff $1.75 million in cash in exchange for a release of all claims against the Emergency Medicine division for breach of contract.

     On June 21, 1999, the Company finalized the settlement with the United States government concerning its investigation of the Emergency Medicine division, requiring the Company to pay to the United States and the various states a total of $15.0 million. The Company paid $6.8 million to the United States on June 29, 1999, $1.2 million on September 30, 1999, $2.2 million, in the aggregate, to the participating states on October 1, 1999 and $1.2 million to the United States on December 31, 1999. The balance of $3.6 million was paid in $0.9 million increments to the United States on March 31, 2000, July 3, 2000, October 2, 2000 and January 2, 2001. The interest rate on the deferred portion of the settlement payment was the one-year Treasury Bill rate. All pending claims against the Company by the United States and the Relator in underlying qui tam litigation have been dismissed with prejudice and the United States has released the Company from all civil and administrative claims arising out of the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES emergency room billing of government programs services provided by the Emergency Medicine division from 1993 through the date of the settlement agreement with the United States. The settlement agreements with the participating states provide for the release of the Company by the states of all civil and administrative claims arising out of the emergency room billing services provided by the Emergency Medicine division from 1993 through the date of the settlement agreement with the individual state.

     On June 24, 1999, the Company entered into a settlement agreement with the former shareholders of MMS related to claims arising out of Per-Se's acquisition of MMS in December of 1995. The litigation has been dismissed with prejudice. The settlement agreement provided for the issuance by the Company to the MMS Shareholders of 166,667 shares of Common Stock and warrants to purchase an additional 166,667 shares of Common Stock. In addition, the Company entered into a five-year consulting agreement with a company controlled by a former MMS shareholder, providing for a $300,000 up front payment and $150,000 a year for the five-year term. The Company also paid the MMS shareholders $375,000 for the MMS Shareholders' interest in a legal malpractice claim.

     In October 1999, the Company and a former shareholder of Health Data Sciences Corporation ("HDSC"), settled litigation arising out of Per-Se's acquisition of HDSC in June of 1996. Pursuant to the settlement, the plaintiff realized $25.0 million from its investment in HDSC, consisting of $3.6 million from the sale of 325,590 shares of Per-Se Common Stock received by the plaintiff in the June 1996 HDSC transaction, $4.6 million in cash funded by the Company's insurers, $5.0 million in cash paid by the Company and $11.8 million from the October 1999 sale by the plaintiff of 1,333,333 shares of Per-Se Common Stock issued to the plaintiff.

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

13.  STOCKHOLDERS' RIGHTS PLAN

     On January 21, 1999, the Board approved a stockholders' rights plan (the "Rights Plan"). Pursuant to the Rights Plan, the Company declared a dividend of one right for each outstanding share of Common Stock to stockholders of record at the close of business on February 16, 1999. Each right entitles the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value, at a purchase price of $75 per Unit, as adjusted for the Reverse Split.

     Initially, the rights are deemed to be attached to certificates representing all outstanding shares of Common Stock, and they are not represented by separate rights certificates. Subject to certain exceptions specified in the Rights Plan, the rights will separate from the Common Stock and become exercisable upon the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES more of the outstanding Common Stock or (ii) 10 business days following the commencement of a tender offer for the Common Stock.

     In the event that a person becomes an Acquiring Person, except pursuant to an offer for all outstanding shares of Common Stock which the independent directors of the Company determine to be fair and otherwise in the best interests of the Company and its stockholders (after receiving advice from one or more investment banking firms), each holder of a right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right (i.e., $150 per Unit).

     Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the rights become exercisable for Common Stock (or other consideration) of the Company, or for common stock of the acquiring company, or in the event of the redemption of the rights as set forth above. As of December 31, 2001 and 2000, no rights have become exercisable under this plan.

     On May 4, 2000, the Company amended the Rights Plan to provide that the meaning of the term "Acquiring Person" shall not include Basil P. Regan and Regan Partners, L.P. (collectively, "Regan Fund Management"), so long as Regan Fund Management does not become the beneficial owner of 20% or more of the outstanding shares of Common Stock. Effective March 6, 2002, the Company amended the Rights Plan to rescind the May 4, 2000 amendment, thereby making Regan Fund Management subject to the 15% beneficial ownership threshold described above.

14.  COMMON STOCK OPTIONS AND STOCK AWARDS

     The Company has several stock option plans including a Non-Qualified Stock Option Plan, a Non-Qualified Stock Option Plan for Employees of Acquired Companies and a Non-Qualified Stock Option Plan for Non-Executive Employees. Granted options expire 10 to 11 years after the date of grant and generally vest over a three-to-five-year period. The total number of options available for future grant under these stock option plans was approximately 1.6 million at December 31, 2001.

     The Company also has a Non-Qualified Non-Employee Director Stock Option Plan (the "Director Plan") for non-employees who serve on the Company's Board of Directors. The Director Plan provides for an initial grant of 10,000 options at a strike price corresponding to the average of the fair market values for the five trading days prior to the date of the grant. Additionally, each non-employee director receives an annual grant of 10,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan originally vested over a five-year period and expired eleven years from the date of grant. On April 1, 1999, the Director Plan was amended so that all future options granted under the Director Plan fully vest as of the date of grant, but shall not become exercisable until one year after the date of grant. As of December 31, 2001, the Company had 108,543 options available for future grant under this plan.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     During 1998, in connection with the settlement of a putative class action lawsuit, the Company issued warrants to purchase 1,769,841 shares of Common Stock. There are currently warrants outstanding to purchase 1,769,798 shares of Common Stock resulting from this settlement. These warrants are currently exercisable at an exercise price of $36.00 per share and will expire in 2003.

     The Company has reserved 2.1 million shares for future issuance for the warrants outstanding and the purchase price adjustment associated with the KHS acquisition.

     Activity related to all stock option plans is summarized as follows (shares in thousands):

                                   2001                         2000                        1999
                        --------------------------   --------------------------   -------------------------
                                  WEIGHTED-AVERAGE             WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                        SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                        -------   ----------------   -------   ----------------   ------   ----------------
Options outstanding as
  of January 1........    4,449        $10.65          3,120        $16.00         3,705        $16.62
Granted...............    4,250          6.77          2,660          6.19           401         10.15
Exercised.............      (62)         4.80            (48)         7.95           (53)         4.03
Canceled..............   (1,703)        11.73         (1,283)        13.64          (933)        16.65
                        -------                      -------                      ------
Options outstanding as
  of December 31......    6,934        $ 8.07          4,449        $10.90         3,120        $16.00
                        =======                      =======                      ======
Options exercisable as
  of December 31......    1,831        $12.00          1,685        $16.66         1,592        $17.23
                        =======                      =======                      ======
Weighted-average fair
  value of options
  granted during the
  year................  $  3.10                      $  4.06                      $ 6.31
                        =======                      =======                      ======

     The following table summarizes information about stock options outstanding and excercisable at December 31, 2001 (shares in thousands):

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                             ----------------------------------------   --------------------------
                                               WEIGHTED-
                                 NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                             OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
                              DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES          2001           LIFE         PRICE          2001          PRICE
------------------------     --------------   -----------   ---------   --------------   ---------
$0.66 to $6.00.............      1,942           9.88         $5.12           268          $3.65
$6.02 to $13.05............      4,160           9.76          7.47           757           8.59
$16.125 to $22.3125........        771           6.02         16.82           745          16.84
$26.10 to $29.343..........         49           6.88         28.80            49          28.80
$30.00 to $135.00..........         12           5.07         45.97            12          46.37
                                 -----                                      -----
$0.66 to $135.00...........      6,934           9.35          8.07         1,831          12.00
                                 =====                                      =====

     The Company accounts for its stock-based compensation plans under APB No.
25. As a result, the Company has not recognized compensation expense for stock options granted to employees with an exercise price equal to the quoted market price of the Common Stock on the date of grant and which vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES grant and stock based award has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              2001    2000    1999
                                                              -----   -----   -----
Expected life (years).......................................    4.8     4.0     4.5
Risk-free interest rate.....................................   3.85%   6.23%   5.78%
Dividend rate...............................................   0.00%   0.00%   0.00%
Expected volatility.........................................  64.96%  80.88%  76.22%

     Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss and pro forma basic loss per share would have increased to the following pro forma amounts:

                                                          2001          2000          1999
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported........................................   $ (6,338)     $(48,202)     $(33,702)
  Pro forma -- for SFAS No. 123......................   $(11,339)     $(53,020)     $(38,840)
Basic net loss per share:
  As reported........................................   $  (0.21)     $  (1.62)     $  (1.20)
  Pro forma -- for SFAS No. 123......................   $  (0.38)     $  (1.78)     $  (1.38)

     Because the method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

     Per-Se has never paid cash dividends on its Common Stock. The Indenture dated as of February 20, 1998, with respect to the Company's outstanding 9 1/2% Senior Notes due 2005 as well as the Credit Facility entered into on April 6, 2001, contain restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

15.  INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                            2001     2000      1999
                                                            -----   -------   -------
                                                                 (IN THOUSANDS)
Current:
  Federal.................................................  $  --   $    --   $    --
  State...................................................    607      (695)   (1,165)
Deferred:
  Federal.................................................   (823)   (9,062)   (5,806)
  State...................................................   (113)   (1,243)     (797)
Valuation allowance.......................................    936    10,305     6,603
                                                            -----   -------   -------
Total income tax expense (benefit)........................    607      (695)   (1,165)
Income tax benefit on discontinued operations.............     --        --       555
                                                            -----   -------   -------
Income tax expense (benefit) on continuing operations.....  $ 607   $  (695)  $  (610)
                                                            =====   =======   =======

     A reconciliation between the amount determined by applying the federal statutory rate to loss before income taxes and income tax expense (benefit) is as follows:

                                                          2001      2000       1999
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Income tax benefit at federal statutory rate...........  $(1,136)  $(9,453)  $(11,582)
State taxes, net of federal benefit....................      494    (1,296)    (1,588)
Nondeductible goodwill amortization....................      208       195         --
Nondeductible litigation settlement....................       --        --      6,749
Valuation allowance....................................      936    10,305      6,603
Other..................................................      105      (446)      (792)
                                                         -------   -------   --------
                                                         $   607   $  (695)  $   (610)
                                                         =======   =======   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes at December 31, 2001 and 2000 are as follows:

                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CURRENT:
Accounts receivable, unbilled...............................  $    (523)  $    (943)
Acquisition accruals........................................      2,364         155
Accrued expenses............................................     28,096      26,684
Valuation allowance.........................................    (25,150)    (23,686)
Other.......................................................     (4,787)     (2,210)
                                                              ---------   ---------
                                                              $      --   $      --
                                                              =========   =========
NONCURRENT:
Net operating loss carryforwards............................  $ 159,850   $ 153,742
Valuation allowance.........................................   (221,054)   (223,454)
Depreciation and amortization...............................     59,191      67,699
Other.......................................................      2,013       2,013
                                                              ---------   ---------
                                                              $      --   $      --
                                                              =========   =========

     At December 31, 2001, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $386.4 million, which consist of $323.5 million of consolidated NOLs and $62.9 million of separate return limitation year NOLs. The NOLs will expire at various dates between 2002 and 2020 as follows:

                                                                  AMOUNTS
                                                                 EXPIRING
                                                               -------------
                                                               (IN MILLIONS)
between 2002 and 2005.......................................      $ 20.7
between 2006 and 2009.......................................        54.4
between 2010 and 2013.......................................       191.4
between 2014 and 2020.......................................       119.9
                                                                  ------
                                                                  $386.4
                                                                  ======

     As of December 31, 2001, the Company has a net deferred tax asset of $246.2 million, which is offset by a valuation allowance of $246.2 million. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the NOLs. If, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset, the Company will adjust this valuation reserve accordingly.

16.  EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans, a percentage of which are matched by the Company. The Company's contribution expense was $1.6 million, $1.7 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company maintained a noncontributory money purchase pension plan that covered substantially all employees who were retained by the Company primarily to service specific physician clients. Effective as of the close of business on December 31, 2000, the Company's noncontributory money purchase pension plan was terminated. The Company's contributions to the plan were $37,000 and $0.3 million for the years ended December 31, 2000 and 1999, respectively

     In July 1999, the Company's Board of Directors approved the termination of the Company's Employee Stock Purchase Plan ("ESPP") effective as of the close of business on December 31, 1999.

17.  CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Non-cash investing and financing activities:
  Additions to capital lease obligations................  $   165   $    --   $    --
  Liabilities assumed in acquisitions...................      311     7,672        --
  Common Stock issued upon funding of litigation
     settlements........................................       --        --    30,266
  Common Stock issued in acquisition....................       35     2,000        --
  Issuance of promissory note...........................       --        --     2,100
  Issuance of stock warrants............................       --        --     1,495
Cash paid for:
  Interest..............................................   16,731    16,987    16,956
  Income taxes..........................................      189     1,017       946

18.  SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its three operating divisions: Physician Services, Application Software and e-Health Solutions.

     Physician Services provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens.

     The Application Software segment provides enterprise-wide financial, clinical and administrative software to acute care healthcare organizations, including patient financial management software, clinical information software and patient and staff scheduling systems. These applications enable healthcare organizations to simultaneously optimize the quality of care delivered and the profitability of business operations.

     The e-Health Solutions segment provides healthcare providers and payers with connectivity and business intelligence solutions that help reduce administrative costs and enhance revenue cycle management. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES management software as an Application Service Provider ("ASP") to physician practices and managed care solutions to payers in ASP, turnkey or outsourced formats.

     The Company evaluates each segment's performance based on segment operating margin. The e-Health Solutions segment revenue includes intersegment revenues for services provided to the Physician Services segment, which are shown in Eliminations to reconcile to total consolidated revenue. Information concerning the operations in these reportable segments is as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenue:
  Physician Services.................................  $223,875   $225,102   $240,200
  Application Software...............................    58,840     60,635     62,145
  e-Health Solutions.................................    57,910     35,276     31,343
  Eliminations.......................................   (11,748)   (11,005)   (11,559)
                                                       --------   --------   --------
                                                       $328,877   $310,008   $322,129
                                                       ========   ========   ========
Segment operating expenses(1):
  Physician Services.................................  $211,405   $220,835   $245,741
  Application Software...............................    53,367     57,776     63,216
  e-Health Solutions.................................    52,682     31,875     31,533
  Corporate..........................................    11,614     14,522     17,671
  Eliminations.......................................   (11,748)   (11,005)   (11,559)
                                                       --------   --------   --------
                                                       $317,320   $314,003   $346,602
                                                       ========   ========   ========
Segment operating margin(1):
  Physician Services.................................  $ 12,470   $  4,267   $ (5,541)
  Application Software...............................     5,473      2,859     (1,071)
  e-Health Solutions.................................     5,228      3,401       (190)
  Corporate..........................................   (11,614)   (14,522)   (17,671)
                                                       --------   --------   --------
                                                       $ 11,557   $ (3,995)  $(24,473)
                                                       ========   ========   ========
Interest expense, net................................  $ 17,159   $ 14,525   $ 16,102
                                                       ========   ========   ========
Non-recurring, restructuring and other expenses
  (including goodwill and client lists impairment,
  process improvement project expenses and litigation
  settlements):
  Physician Services.................................  $  3,406   $  1,793   $  2,086
  Application Software...............................        --       (273)      (336)
  e-Health Solutions.................................        --      1,820         --
  Corporate..........................................       611        690     23,061
                                                       --------   --------   --------
                                                       $  4,017   $  4,030   $ 24,811
                                                       ========   ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Loss before income taxes.............................  $ (9,619)  $(22,550)  $(65,386)
                                                       ========   ========   ========
Depreciation and amortization:
  Physician Services.................................  $ 11,246   $ 12,988   $ 15,674
  Application Software...............................     7,210      7,295      6,793
  e-Health Solutions.................................     6,071      2,716      2,429
  Corporate..........................................     1,119      2,688      4,574
                                                       --------   --------   --------
                                                       $ 25,646   $ 25,687   $ 29,470
                                                       ========   ========   ========
Capital expenditures:
  Physician Services.................................  $  2,055   $ 11,377   $  7,422
  Application Software...............................       407      2,996      1,242
  e-Health Solutions.................................     1,958      2,987        882
  Corporate..........................................       416      1,441        872
                                                       --------   --------   --------
                                                       $  4,836   $ 18,801   $ 10,418
                                                       ========   ========   ========

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Identifiable Assets:(2)
  Physician Services........................................  $ 55,812   $ 70,241
  Application Software......................................    33,172     54,488
  e-Health Solutions........................................    65,713     44,033
  Corporate.................................................    48,194     45,364
                                                              --------   --------
                                                              $202,891   $214,126
                                                              ========   ========

---------------

(1) Excludes net interest expense, Physician Services process improvement project, litigation settlements, non-recurring, restructuring and other expenses, and income taxes.

(2) Assets related to KHS of $9.1 million which were reflected in Application Software in 2000, have been shown in the e-Health Solutions division in 2001.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                   QUARTER ENDED
                                                  -----------------------------------------------
                                                  MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                  --------   -------   ------------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001(1)
Revenue.........................................  $ 79,978   $83,233     $81,885        $83,781
(Loss) income from continuing operations........    (6,187)   (3,297)     (1,795)         1,053
Discontinued operations, net of tax.............       (31)    2,942           1            976
Net (loss) income...............................    (6,218)     (355)     (1,794)         2,029
Basic (loss) income per common share from
  continuing operations.........................     (0.21)    (0.11)      (0.06)          0.04
  Discontinued operations, net of tax, per
     common share...............................        --      0.10          --           0.03
  Net (loss) income per common share............     (0.21)    (0.01)      (0.06)          0.07
  Basic weighted average shares outstanding.....    29,902    29,904      29,914         29,939
Diluted income per common share from continuing
  operations....................................     (0.21)    (0.11)      (0.06)          0.03
  Discontinued operations, net of tax, per
     common share...............................        --      0.10          --           0.03
  Net income per share..........................     (0.21)    (0.01)      (0.06)          0.06
  Diluted weighted average shares outstanding...    29,902    29,904      29,914         31,435
2000(2)
Revenue.........................................  $ 78,829   $78,879     $75,381        $76,919
Loss from continuing operations.................    (6,829)   (1,821)     (3,569)        (9,636)
Discontinued operations, net of tax.............     1,654     9,241        (351)           793
(Loss) income before extraordinary item and
  cumulative effect of accounting change........    (5,175)    7,420      (3,920)        (8,843)
Cumulative effect of accounting change, net of
  tax...........................................   (37,684)       --          --             --
Net (loss) income...............................   (42,859)    7,420      (3,920)        (8,843)
Basic and diluted loss per common share from
  continuing operations.........................     (0.23)    (0.06)      (0.12)         (0.33)
Discontinued operations, net of tax, per common
  share.........................................      0.06      0.31       (0.01)          0.03
(Loss) income before extraordinary item and
  cumulative effect of accounting change per
  common share..................................     (0.17)     0.25       (0.13)         (0.30)
Cumulative effect of accounting change, net of
  tax, per common share.........................     (1.27)       --          --             --
Basic and diluted net (loss) income per common
  share.........................................     (1.44)     0.25       (0.13)         (0.30)
  Weighted average shares outstanding...........    29,757    29,868      29,882         29,902

---------------

(1) The quarterly periods ended March 31, 2001, June 30, 2001 and September 30, 2001 also included the impact of $1.6 million, $1.2 million and $1.2 million, respectively, of process improvement project and other non-recurring expenses that are not shown in the above table.

(2) The quarterly period ended December 31, 2000 also included the impact of $0.5 million of Physician Services' process improvement project, $1.1 million of litigation settlements and $2.4 million of non-recurring, restructuring and other expenses that are not shown in the above table.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

20.  SUBSEQUENT EVENTS

     In February 2002, the Company settled claims for breach of contract arising out of a 1997 contract for emergency room billing services to be provided by the Emergency Medicine division to a former client. The Company and its insurance carrier each paid the plaintiff $2.0 million in cash in exchange for a release of all claims asserted against the Company. The Company expects reimbursement of the $2.0 million by its insurance carrier during 2002.

                         REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements of Per-Se Technologies, Inc. as of December 31, 2001 and for the year then ended and have issued our report thereon dated February 4, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule as of December 31, 2001 and for the year then ended listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
February 4, 2002

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Per-Se Technologies, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 5, 2001 appearing in the 2001 Annual Report to Shareholders of Per-Se Technologies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 5, 2001

                           PER-SE TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               ADDITIONS
                                                         ---------------------
                                                                      CHARGED
                                            BALANCE AT   CHARGED TO      TO                   BALANCE AT
                                            BEGINNING    COSTS AND     OTHER                    END OF
DESCRIPTION                                  OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS      YEAR
-----------                                 ----------   ----------   --------   ----------   -----------
YEAR ENDED DECEMBER 31, 2001
  Allowance for doubtful accounts.........   $ 11,973     $ 1,995        --       $ (7,479)    $  6,489
  Valuation allowance for deferred
     taxes................................    247,140                    --           (936)     246,204
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts.........   $ 14,501     $ 4,651        --       $ (7,179)    $ 11,973
  Valuation allowance for deferred
     taxes................................    236,835      10,305        --                     247,140
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts.........   $ 20,723     $ 4,991        --       $(11,213)    $ 14,501
  Valuation allowance for deferred
     taxes................................    230,232       6,603        --                     236,835