Form 10-Q
period 2002-03-31
PER SE TECHNOLOGIES INC
filed 2002-05-14
CIK 878556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

      Indicate the number of shares of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as May 7, 2002

Common Stock $0.01 Par Value	30,042,455 shares
Non-voting Common Stock $0.01 Par Value	0 Shares

PER-SE TECHNOLOGIES, INC.

FORM 10-Q

For the Fiscal Quarter Ended March 31, 2002

		Page

PART I: FINANCIAL INFORMATION
Item 1:	Financial Statements
	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	2
	Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	4
	Notes to Consolidated Financial Statements	5
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
PART II: OTHER INFORMATION
Item 1:	Legal Proceedings	19
Item 6:	Exhibits and Reports on Form 8-K	19

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Current Assets:
Cash and cash equivalents	$24,478	$36,493
Restricted cash	4,444	4,419

Total cash	28,922	40,912
Accounts receivable, billed (less allowances of $4,935 and $5,144, respectively)	50,231	45,719
Accounts receivable, unbilled (less allowances of $948 and $1,345, respectively)	6,102	4,150
Other	7,226	5,000

Total current assets	92,481	95,781
Property and equipment, net	24,299	25,012
Other intangible assets	38,942	42,108
Goodwill	37,442	35,160
Other	4,469	4,830

	$197,633	$202,891

Current Liabilities:
Accounts payable	$5,054	$6,085
Accrued compensation	21,390	23,884
Accrued expenses	19,537	21,705

	45,981	51,674
Deferred revenue	18,916	19,800

Total current liabilities	64,897	71,474
Long-term debt	175,004	175,091
Other obligations	6,247	6,456

Total liabilities	246,148	253,021

Stockholders’ Deficit:
Preferred stock, no par value, 20,000 authorized; none issued	—	—
Common stock, voting, $0.01 par value, 200,000 authorized, 30,021 and 29,969 issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	300	300
Common stock, non-voting, $0.01 par value, 600 authorized; none issued	—	—
Paid-in capital	775,337	774,983
Warrants	1,495	1,495
Accumulated deficit	(825,647)	(826,908)

Total stockholders’ deficit	(48,515)	(50,130)

	$197,633	$202,891

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

Revenue	$85,436	$80,296

Salaries and wages	49,727	50,004
Other operating expenses	23,780	24,256
Depreciation	2,969	3,249
Amortization	2,847	3,177
Interest expense, net	4,461	4,015
Process improvement project expenses	—	965
Non-recurring and other expenses	—	641

Total expenses	83,784	86,307

Income (loss) before income taxes	1,652	(6,011)
Income tax expense	252	176

Income (loss) from continuing operations	1,400	(6,187)

Loss from discontinued operations, net of tax	(101)	(31)

Net income (loss)	$1,299	$(6,218)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.21)
Loss from discontinued operations, net of tax	—	—

Net income (loss)	$0.04	$(0.21)

Weighted average shares used in computing basic earnings per share	29,990	29,902

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.21)
Loss from discontinued operations, net of tax	—	—

Net income (loss)	$0.04	$(0.21)

Weighted average shares used in computing diluted earnings per share	32,527	29,902

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows From Operating Activities:
Net income (loss)	$1,299	$(6,218)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	5,816	6,426
Loss from discontinued operations	101	31
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Restricted cash	(19)	273
Accounts receivable, billed	(4,037)	1,492
Accounts receivable, unbilled	(1,952)	1,129
Accounts payable	(1,031)	(3,414)
Accrued compensation	(1,994)	(2,562)
Accrued expenses	(2,985)	(4,656)
Accrued litigation settlements	—	(1,602)
Deferred revenue	(451)	1,699
Other, net	(2,729)	(1,215)

Net cash used for continuing operations	(7,982)	(8,617)
Net cash used for discontinued operations	(101)	—

Net cash used for operating activities	(8,083)	(8,617)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,295)	(1,021)
Software development costs	(1,957)	(1,377)
Proceeds from sale of property and equipment	4	1,544
Acquisitions, net of cash acquired	(20)	(226)
Other	—	(31)

Net cash used for investing activities	(4,268)	(1,111)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	353	—
Payments of debt	(17)	—
Deferred financing costs	—	(227)

Net cash provided by (used for) by financing activities	336	(227)

Cash and Cash Equivalents:
Net change	(12,015)	(9,955)
Balance at beginning of period	36,493	30,970

Balance at end of period	$24,478	$21,015

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Per-Se Technologies, Inc. (the “Company”) are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K filed March 27, 2002, with the Securities and Exchange Commission.

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

Note 2 — Earnings (Loss) Per Share

      Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options. The following sets forth the computation of basic and diluted earnings (loss) per share for the periods ended March 31, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$1,299	$(6,218)

Common shares outstanding:
Weighted average shares used in computing basic earnings per share	29,990	29,902
Effect of potentially dilutive stock options	2,537	—

Weighted average shares used in computing diluted earnings per share	32,527	29,902

Earnings (loss) per common share:
Basic	$0.04	$(0.21)

Diluted	$0.04	$(0.21)

      Options to purchase 2.8 million shares of common stock outstanding during the three months ended March 31, 2002 were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

      Options to purchase 1.6 million shares of common stock outstanding during the three months ended March 31, 2001 were excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the Company’s loss from continuing operations for the period.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Note 3 — Restricted Cash

      At March 31, 2002, restricted cash principally represented restrictions on the Company’s cash as security for the Company’s letters of credit.

Note 4 — New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill and indefinite lived intangible assets to be reviewed periodically for impairment and no longer amortized. The Company adopted SFAS No. 142 on January 1, 2002.

      In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. For the three months ended March 31, 2002, the Company had a reduction in amortization expense of approximately $0.5 million related to the adoption of SFAS No. 142. For the three months ended March 31, 2001, a reconciliation has been provided of previously reported net loss and net loss per share amounts. These amounts exclude the amortization expense recognized related to goodwill and intangible assets that are no longer amortized.

	Three Months Ended
	March 31,

	2002	2001

	(in thousands, except
	per-share data)
Reported net income (loss)	$1,299	$(6,218)
Add back: Goodwill amortization, net of tax	—	573
Trademark amortization, net of tax	—	14
Workforce amortization, net of tax	—	11

Adjusted net income (loss)	$1,299	$(5,620)

Basic earnings (loss) per share:
Reported net income (loss)	$0.04	$(0.21)
Goodwill amortization, net of tax	—	0.02
Trademark amortization, net of tax	—	—
Workforce amortization, net of tax	—	—

Adjusted net income (loss)	$0.04	$(0.19)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.04	$(0.21)
Goodwill amortization, net of tax	—	0.02
Trademark amortization, net of tax	—	—
Workforce amortization, net of tax	—	—

Adjusted net income (loss)	$0.04	$(0.19)

      In December 2001, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 01-14 Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). The Company adopted EITF 01-14 on January 1, 2002. EITF 01-14 requires companies that provide services as part of their central ongoing operations to characterize the reimbursement of out-of-pocket expenses related to those services as revenue. In prior year periods, reimbursed out-of-pocket expenses were recorded as a reduction to other operating expenses. In accordance with EITF 01-14, the Company

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

reclassified $0.3 million of reimbursed out-of-pocket expenses in the Application Software division for the three months ended March 31, 2001, from other operating expenses to revenue.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS No. 121”). SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on January 1, 2002. There has been no asset impairment as a result of adoption.

Note 5 — Acquisitions

      On April 27, 2001, the Company acquired all of the assets of Virtual Information Systems, Inc. (“VIS”) for consideration of $7.0 million in cash. The purchase agreement also provided for a purchase price adjustment of up to $1.5 million payable in cash should VIS meet certain financial targets over the twelve months following the date of acquisition. As of December 31, 2001, the Company had recorded the purchase price adjustment of $1.5 million. During the three months ended March 31, 2002, VIS met the financial targets in the purchase agreement. On May 10, 2002, the payment for the purchase price adjustment of $1.5 million was paid. VIS’s core product, Virtual Remittance Processing System, is an automated remittance processing solution, which ensures accurate and efficient processing of cash collections.

      Additionally, on April 27, 2001, the Company acquired all of the assets of Officemed.com LLC (“OfficeMed”) for consideration of $3.25 million in cash. OfficeMed offers a Web-based application service provider (“ASP”) solution, which gives healthcare and payer organizations the ability to perform secure, realtime benefits inquiries against patients’ insurance plans, ensuring eligibility at the point of care.

      Both the VIS and OfficeMed acquisitions were recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $5.0 million of the combined purchase price was allocated to goodwill and other indefinite-lived assets that are not being amortized. Approximately $5.2 million of the combined purchase price was allocated to finite-lived assets with lives ranging from 5 to 10 years. The operating results of VIS and OfficeMed are included in the Company’s Consolidated Statements of Operations from the date of acquisition in the e-Health Solutions division.

Note 6 — Discontinued Operations and Divestitures

      In 1998, management initiated a plan to focus the Company’s financial and management resources on its three core healthcare segments in an effort to return the Company to profitability. Management defined these segments as: Physician Services, Application Software and e-Health Solutions. Management began to seek alternatives for the remaining non-core business segments: Hospital Services and Impact. On November 30, 1998, the Company completed the sale of Hospital Services. In 1999, the Company completed the sale of both divisions of Impact.

      During the three months ended March 31, 2002, and March 31, 2001, the Company incurred expenses, primarily legal costs, associated with these discontinued business segments. Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

consolidated financial statements of the Company have been presented to reflect the activity associated with Hospital Services and Impact as discontinued operations for all periods presented.

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

      In February 2002, the Company settled claims for alleged breach of contract arising out of a 1997 contract for emergency room billing services to be provided by the Physician Services division to a former client. The Company and its insurance carrier each paid the plaintiff $2.0 million in cash in exchange for a release of all claims asserted against the Company. The Company is seeking reimbursement of the $2.0 million from its insurance carrier.

      The Company believes that it has meritorious defenses to the claims and other issues asserted in pending legal matters. There can be no assurance that pending or future claims, government investigations, or other legal matters will not have an adverse effect on the Company. Since the Company is often unable to estimate a range of awards or losses, if any, in pending legal matters, amounts thereof have not been reflected in the financial statements unless estimable and probable.

Note 8 — Process Improvement Project

      The Company is currently implementing a process improvement project within the Physician Services division (the “Project”). The Project installs a formalized set of productivity and quality measures, workflow processes and a management operating system in the Company’s major processing centers. The Project focuses on productivity improvements that result in both improved client service for the division’s clients as well as improved profitability for the division. The costs associated with the Project during 2001 primarily consisted of professional fees paid to outside consultants retained exclusively for implementation of the Project.

      The Company incurred approximately $1.0 million of expense in the three months ended March 31, 2001, during the first phase of the Project, which involved implementation in twelve processing centers. The first phase of the Project was completed in the third quarter of 2001 with all external project costs for this phase incurred as of September 30, 2001. The Company began the second phase of the Project in the first quarter of 2002. The second phase will be implemented with internal resources, and therefore the Company will not incur any external project costs. As of March 31, 2002, the second phase had been implemented in three of the projected fifteen offices, with no external project costs.

Note 9 — Non-Recurring and Other Expenses

      During the first quarter of 2001, the Company recorded a severance expense of approximately $0.6 million associated with former executive management.

Note 10 — Long-Term Debt

      Under the Indenture governing the 9 1/2% $175 million of Senior Notes due 2005 (the “Notes”), the balance of net proceeds, as defined by the Indenture governing the Notes, from the sale of any assets having a fair value in excess of $1.0 million must be invested in the Company’s business within 360 days of receipt of proceeds related to the sale or they become excess proceeds. If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds. As

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

of March 31, 2002, the Company did not have excess proceeds (as defined by the Indenture governing the Notes) in excess of $10.0 million related to the sale of non-core operations or other assets.

      The Company entered into a $50 million credit facility (the “Credit Facility”) on April 6, 2001. Availability under the Credit Facility is determined by a Borrowing Base calculated based on eligible billed accounts receivable of the Company’s Physician Services and e-Health Solutions divisions, as defined in the Credit Facility. The Company has the option of entering into LIBOR based loans or index rate loans, each as defined in the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.85% to 2.65% based on the Company’s leverage ratio, as defined in the Credit Facility. Index rate loans bear interest at rates approximating Prime plus amounts ranging from 0.35% to 1.15% based on the Company’s leverage ratio, as defined in the Credit Facility. In addition, the Company pays a quarterly commitment fee on the unused portion of the Credit Facility of 0.375% per annum.

      The Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting the incurrence of additional indebtedness, creation of liens, payment of dividends, sales of assets, stock offerings, capital expenditures and prepayment of the Notes and those requiring maintenance of minimum EBITDA and minimum fixed charge coverage, each as defined in the Credit Facility. The initial term of the Credit Facility is 42 months expiring on October 6, 2004. The Company and the lender can mutually agree to extend this term by 18 months if certain conditions have been met. The Company intends to use the Credit Facility, as needed, for future investments in its operations including capital expenditures, acquisitions and other general corporate purposes. The Company did not have any borrowings outstanding under the Credit Facility at March 31, 2002.

Note 11 — Income Taxes

      As of March 31, 2002, the Company had a net deferred tax asset, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

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

      The Application Software division provides enterprise-wide financial, clinical and administrative software, including patient financial management software, clinical information software and patient and staff scheduling systems, to acute care healthcare organizations. These applications enable healthcare organizations to simultaneously optimize the quality of care while improving profitability and the efficiency of their business operations.

      The e-Health Solutions division provides healthcare providers and payers with connectivity and business intelligence solutions that help reduce administrative costs and enhance revenue cycle management. Solutions

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as an ASP to physician practices and offers managed care solutions to payers in ASP, turnkey or outsourced formats.

      The Company evaluates each division’s performance based on segment operating margin. The e-Health Solutions division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown in Eliminations to reconcile to total consolidated revenue. Certain prior year amounts have been reclassified to conform to current year presentation.

      Information concerning the Company’s reportable operating segments is as follows:

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Revenue:
Physician Services	$56,505	$55,141
Application Software	16,008	15,186
e-Health Solutions	15,785	12,682
Eliminations	(2,862)	(2,713)

	$85,436	$80,296

Segment operating expenses(1):
Physician Services	$51,922	$54,253
Application Software	13,730	13,948
e-Health Solutions	13,553	12,710
Corporate	2,980	2,488
Eliminations	(2,862)	(2,713)

	$79,323	$80,686

Segment operating margin(1):
Physician Services	$4,583	$888
Application Software	2,278	1,238
e-Health Solutions	2,232	(28)
Corporate	(2,980)	(2,488)

	$6,113	$(390)

Interest expense, net	$(4,461)	$(4,015)

Non-recurring and other expenses (including process improvement project expenses)
Physician Services	$—	$(965)
Corporate	—	(641)

	$—	$(1,606)

Income (loss) before income taxes	$1,652	$(6,011)

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Depreciation and amortization:
Physician Services	$2,700	$2,930
Application Software	1,636	1,843
e-Health Solutions	1,255	1,320
Corporate	225	333

	$5,816	$6,426

Capital expenditures:
Physician Services	$1,074	$451
Application Software	177	165
e-Health Solutions	845	404
Corporate	199	1

	$2,295	$1,021

	As of

	March 31,	December 31,
	2002	2001

Identifiable Assets:
Physician Services	$59,488	$55,812
Application Software	35,167	33,172
e-Health Solutions	66,907	65,713
Corporate	36,071	48,194

	$197,633	$202,891

(1)	Excludes process improvement project, non-recurring and other expenses and net interest expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Per-Se Technologies, Inc. (“Per-Se” or the “Company”), a corporation organized in 1985 under the laws of the State of Delaware, is a provider of integrated business management outsourcing services, application software, and Internet-enabled connectivity for the healthcare industry. Per-Se delivers its services and products through its three operating divisions: Physician Services, Application Software and e-Health Solutions.

      Physician Services provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services focus on the management of revenue cycle and include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens.

      The Application Software division provides enterprise-wide financial, clinical and administrative software, including patient financial management software, clinical information software and patient and staff scheduling systems, to acute care healthcare organizations. These applications enable healthcare organizations to simultaneously optimize the quality of care while improving profitability and the efficiency of their business operations.

      The e-Health Solutions division provides healthcare providers and payers with connectivity and business intelligence solutions that help reduce administrative costs and enhance revenue cycle management. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as an application service provider (“ASP”) to physician practices and offers managed care solutions to payers in ASP, turnkey or outsourced formats.

      Per-Se markets its products and services to constituents of the healthcare industry, including hospital-affiliated physician practices, integrated healthcare delivery networks (“IDNs”), hospitals and office-based physicians.

Results of Operations

Three months ended March 31, 2002 as compared to three months ended March 31, 2001

      Revenue. Revenue classified by the Company’s reportable segments (“divisions”) is as follows:

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Physician Services	$56,505	$55,141
Application Software	16,008	15,186
e-Health Solutions	15,785	12,682
Eliminations	(2,862)	(2,713)

	$85,436	$80,296

      Revenue for the Physician Services division increased 2.5% in the three months ended March 31, 2002, as compared to the same period in 2001, even though there was one less business day in the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Revenue per business day increased by approximately 4%. The Company continued to experience high client retention in the three months ended March 31, 2002, consistent with full-year 2001 levels. Net backlog at March 31, 2002 was approximately $2 million, compared to approximately $3 million at December 31, 2001. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, net of the annualized revenue related to client discontinuance notifications received with the business still to ramp down.

      Revenue for the Application Software division increased approximately 5% for the three months ended March 31, 2002, as compared to the same period in 2001. Revenue in the division is recognized using the percentage-of-completion method of accounting, and the increase over the prior-year period was primarily the result of large implementation projects that were sold in the first quarter of 2001. The division ended March 31, 2002 with a backlog of approximately $39 million as compared to approximately $43 million at December 31, 2001.

      Revenue for the e-Health Solutions division increased $3.1 million or 24% for the three months ended March 31, 2002, as compared to the same period in 2001. Excluding the impact of the April 2001 acquisitions of Virtual Information Systems, Inc. (“VIS”) and Officemed.com LLC (“OfficeMed”), the year-over-year increase in revenue would have been 18%. The increase in the base business is due to demand for the division’s hospital and physician transaction processing services in the marketplace. The division ended the first quarter of 2002 with a backlog of approximately $7 million, which was the same level as of December 31, 2001.

      In December 2001, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF 01-14 Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). The Company adopted EITF 01-14 on January 1, 2002. EITF 01-14 requires companies that provide services as part of their central ongoing operations to characterize the reimbursement of out-of-pocket expenses related to those services as revenue. In prior year periods, reimbursed out-of-pocket expenses were recorded as a reduction to other operating expenses. In accordance with EITF 01-14, the Company reclassified $0.3 million of reimbursed out-of-pocket expenses in the Application Software division for the three months ended March 31, 2001 from other operating expenses to revenue.

      Segment Operating Margin. Segment operating margin is net income/(loss) excluding net interest expense, income taxes and discontinued operations, net of taxes, for all periods presented. For the three months ended March 31, 2001, segment operating margin also excluded the process improvement project expenses and non-recurring and other expenses. Segment operating margin, classified by the Company’s divisions, is as follows:

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Physician Services	$4,583	$888
Application Software	2,278	1,238
e-Health Solutions	2,232	(28)
Corporate	(2,980)	(2,488)

	$6,113	$(390)

      Physician Services’ segment operating margin increased $3.7 million in the three months ended March 31, 2002, compared to the same period in 2001. The increase is due to efficiencies and cost savings realized from the productivity initiatives implemented during 2001, as well as revenue gains in the division.

      Application Software’s segment operating margin increased $1.0 million or 84% in the three months ended March 31, 2002, compared to the same period in 2001. The increase is attributable to the revenue increase previously discussed, as well as a reduction in operating expenses that resulted from management’s continued focus on productivity improvements in the implementation process and on cost containment.

      e-Health Solutions’ segment operating margin increased $2.3 million in the three months ended March 31, 2002, compared to the same period in 2001. This increase is the result of a 33% increase in transaction volume, the impact of the VIS and OfficeMed acquisitions and the decrease in goodwill amortization expense related to the Company’s adoption of the FASB Statement of Financial Accounting

Standards No. 142 Goodwill and Other Intangible Assets on January 1, 2002 (for more information refer to “Note 4 — New Accounting Pronouncements” in the Company’s Notes to Consolidated Financial Statements).

      The Company’s corporate overhead expenses increased in the three months ended March 31, 2002, compared to the same period in 2001; however, the corporate overhead expense levels are consistent with annualized 2001 expenses.

      Interest. Net interest expense was $4.5 million for the three months ended March 31, 2002, as compared to $4.0 million for the same period in 2001. The 11% increase is attributable to a reduction in interest income due to a decrease in investment rates available.

      Process Improvement Project. The Company is currently implementing a process improvement project within the Physician Services division (the “Project”). The Project installs a formalized set of productivity and quality measures, workflow processes and a management operating system in the Company’s major processing centers. The Project focuses on productivity improvements that result in both improved client service for the division’s clients as well as improved profitability for the division. The costs associated with the Project during 2001 primarily consisted of professional fees paid to outside consultants retained exclusively for implementation of the Project.

      The Company incurred approximately $1.0 million of expense in the three months ended March 31, 2001 during the first phase of the Project, which involved implementation in twelve processing centers. The first phase of the Project was completed in the third quarter of 2001 with all external project costs for this phase incurred as of September 30, 2001. The Company began the second phase of the Project in the first quarter of 2002. The second phase will be implemented with internal resources, and therefore the Company will not incur any external project costs. As of March 31, 2002, the second phase had been implemented in three of the projected fifteen offices, with no external project costs.

      Non-recurring and Other Expenses. During the first quarter of 2001, the Company recorded severance expense of approximately $0.6 million associated with former executive management.

      Income Taxes. Income tax expense, which was primarily related to state income taxes, was $0.3 million for the three months ended March 31, 2002, as compared to income tax expense of $0.2 million for the same period in 2001. As of March 31, 2002, the Company had a net deferred tax asset, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

Liquidity and Capital Resources

      As of March 31, 2002, the Company had working capital of $27.6 million compared to $24.3 million at December 31, 2001. The increase in working capital is primarily related to the increase in accounts receivable. Restricted cash totaled $4.4 million as of March 31, 2002, and as of December 31, 2001. Restricted cash principally represents restrictions on the Company’s cash as security for the Company’s letters of credit. Cash and cash equivalents totaled $24.5 million at March 31, 2002, a decrease of $12.0 million compared to December 31, 2001.

      Cash used for continuing operations was $8.0 million in the three months ended March 31, 2002, compared to cash used for continuing operations in the three months ended March 31, 2001, of $8.6 million. This improvement in cash flow was driven by improvements in operations, net of depreciation and amortization, that resulted in net income of $1.3 million in the three months ended March 31, 2002, versus a net loss of $6.2 million in the same period in 2001. The improvement in cash flow from operations was partially offset by the changes in current assets and current liabilities.

      The Company used $4.3 million in cash for investing activities during the three months ended March 31, 2002, compared to $1.1 million during the same period in 2001. The increase was primarily driven by normalized capital spending in the three months ended March 31, 2002, as compared to reduced levels in the same period in 2001.

      Cash provided by financing activities was $0.3 million in the three months ended March 31, 2002, compared to cash used for financing activities of $0.2 million in the same period in 2001. These amounts were primarily attributable to proceeds from the exercise of stock options in the three months ended March 31, 2002, compared to deferred financing costs incurred in the same period in 2001.

      For more information about the Company’s long-term debt, refer to “Note 10 — Long-Term Debt” in the Company’s Notes to Consolidated Financial Statements.

      Cash flow in the first and third quarters is negatively impacted by the semi-annual interest payments required under the $175 million 9 1/2% Senior Notes due 2005. The Company believes that its current cash flow will be sufficient to meet working capital needs and capital expenditures for the next twelve months.

Forward-Looking Statements

      Certain statements included in the Notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report including certain statements set forth under the captions “Note 7 — Legal Matters,” “Note 8 — Process Improvement Project,” “Note 10 — Long-Term Debt,” “Results of Operations” and “Liquidity and Capital Resources,” are “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the Company’s expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, the effect of industry and regulatory changes on the Company’s customer base, the impact of revenue backlog on future revenue, the impact of operational improvement or cost reduction initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption “Factors That May Affect Future Results of Operations, Financial Condition or Business.” The Company disclaims any responsibility to update any forward-looking statements.

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

Major Client Projects

      The Company’s Application Software division involves projects designed to reengineer customer operations through the strategic use of imaging, client/server and other advanced technologies. Failure to meet customers’ expectations with respect to a major project could have adverse consequences, including but not limited to the following: damage the Company’s reputation and standing in this marketplace; impair its ability to attract new client/server information technology business; inhibit its ability to collect for services performed on a project; and inhibit its ability to collect for services to be performed on a project.

Changes in the Healthcare Industry

      The markets for the Company’s software and e-commerce products and services as well as our business management outsourcing services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company’s ability to keep pace with changes in the healthcare industry may be dependent on a variety of factors, including its ability to enhance existing products and services; introduce new products and services quickly and cost effectively; achieve market acceptance for new products and services; and respond to emerging industry standards and other technological changes.

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

Consolidation in the Marketplace

      In general, consolidation initiatives in the healthcare marketplace may result in fewer potential customers for the Company’s services. Some of these types of initiatives include but are not limited to employer initiatives such as creating group purchasing cooperatives (GPOs); provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts; and integration among hospitals and physicians into comprehensive delivery systems.

      Continued consolidation of management and billing services through integrated delivery systems may result in a decrease in demand for the Company’s business management outsourcing services for particular physician practices.

Government Regulations

      The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Federal and state legislatures have periodically considered programs, such as the Balanced Budget Act, to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s products and services.

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

      The final Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) rules for the standards for electronic transactions and standards of privacy of individually identifiable health information were published in 2000. The implementation deadline for the standards for electronic transactions is October 2002 with the possibility of a one-year delay for healthcare providers, healthcare clearinghouses and large health plans upon filing an extension. The implementation deadline for the standards of privacy is April 2003. These rules set new or higher standards for the healthcare industry as to handling healthcare transactions and information and will require changes to the manner in which the industry handles such information. One of the most contentious areas of HIPAA reform is in the area of privacy and security.

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

      The Company may not be able successfully to resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, its insurance coverage, product liability coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

Stock Price Volatility

      The trading price of the Company’s common stock may be volatile. The market for the Company’s common stock may experience significant price and volume fluctuations in response to a number of factors, including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, government regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company’s control. Furthermore, the stock market in general and the market for software, healthcare and high technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company’s common stock, regardless of actual operating performance.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

      The information required by this Item is included in “Note 7 — Legal Matters” of Notes to Consolidated Financial Statements in Item 1 of Part I.

Item 6.	Exhibits and Reports on Form 8-K

      (A) Exhibits

Exhibit
Number		Document

2.1	—	Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
2.2	—	Stock Purchase Agreement dated as of April 20, 1999, among Complete Business Solutions, Inc., E-Business Solutions.com, Inc., Impact Innovations Holdings, Inc. and Registrant (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
2.3	—	Stock Purchase Agreement dated as of November 4, 1999, among J3 Technology Services Corp., Impact Innovations Holdings, Inc., Impact Innovations Government Group, Inc. and Registrant (incorporated by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
2.4	—	Stock Purchase Agreement dated as of December 8, 2000, among Registrant, Health Data Services, Inc., Patient Account Management Services, Inc., and Marc Saltzberg, Raymond DelBrocco, Charles Moore, and Larry Shaw (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
2.5	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Health Data Services, Inc., Virtual Information Systems, Inc., and Paul M. Helmick and William T. Adams (incorporated by reference to Exhibit 2.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
2.6	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Per-Se Transaction Services, Inc., officemed.com LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).
3.2	—	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the 1999 Form 10-K).
4.1	—	Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee (including form of note) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 1998).
4.2	—	Warrant Agreement dated as of July 8, 1998, between Registrant and SunTrust Bank, Atlanta, as Warrant Agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A filed on July 21, 1998).
4.3	—	Settlement Agreement dated as of June 24, 1999, by and among Lori T. Caudill, William J. DeZonia, Carol T. Shumaker, Alyson T. Stinson, James F. Thacker, James F. Thacker Retained Annuity Trust, Paulanne H. Thacker Retained Annuity Trust and Borrower (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
4.4	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates) (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.5	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report of Form 10-Q for the quarter ended March 31, 2000).

Exhibit
Number		Document

4.6	—	Second Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of December 6, 2001, to be effective as of March 6, 2002 (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2001).
10.1	—	The Per-Se Technologies, Inc. Non-Qualified Deferred Compensation Plan Trust Agreement dated as of February 12, 2002, between Registrant and Merrill Lynch Trust Company, FSB.
10.2	—	The Per-Se Technologies, Inc. Deferred Stock Unit Plan Trust Agreement dated as of May 1, 2002, between Registrant and Merrill Lynch Trust Company, FSB.

      (B) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PER-SE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ CHRIS E. PERKINS

Chris E. Perkins
Executive Vice President and
Chief Financial Officer

Date: May 14, 2002

INDEX TO EXHIBITS

Exhibit
Number		Document

2.1	—	Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
2.2	—	Stock Purchase Agreement dated as of April 20, 1999, among Complete Business Solutions, Inc., E-Business Solutions.com, Inc., Impact Innovations Holdings, Inc. and Registrant (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
2.3	—	Stock Purchase Agreement dated as of November 4, 1999, among J3 Technology Services Corp., Impact Innovations Holdings, Inc., Impact Innovations Government Group, Inc. and Registrant (incorporated by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
2.4	—	Stock Purchase Agreement dated as of December 8, 2000, among Registrant, Health Data Services, Inc., Patient Account Management Services, Inc., and Marc Saltzberg, Raymond DelBrocco, Charles Moore, and Larry Shaw (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
2.5	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Health Data Services, Inc., Virtual Information Systems, Inc., and Paul M. Helmick and William T. Adams (incorporated by reference to Exhibit 2.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
2.6	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Per-Se Transaction Services, Inc., officemed.com LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).
3.2	—	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the 1999 Form 10-K).
4.1	—	Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee (including form of note) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 1998).
4.2	—	Warrant Agreement dated as of July 8, 1998, between Registrant and SunTrust Bank, Atlanta, as Warrant Agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A filed on July 21, 1998).
4.3	—	Settlement Agreement dated as of June 24, 1999, by and among Lori T. Caudill, William J. DeZonia, Carol T. Shumaker, Alyson T. Stinson, James F. Thacker, James F. Thacker Retained Annuity Trust, Paulanne H. Thacker Retained Annuity Trust and Borrower (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
4.4	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates) (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.5	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report of Form 10-Q for the quarter ended March 31, 2000).
4.6	—	Second Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of December 6, 2001, to be effective as of March 6, 2002 (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2001).
10.1	—	The Per-Se Technologies, Inc. Non-Qualified Deferred Compensation Plan Trust Agreement dated as of February 12, 2002, between Registrant and Merrill Lynch Trust Company, FSB.
10.2	—	The Per-Se Technologies, Inc. Deferred Stock Unit Plan Trust Agreement dated as of May 1, 2002, between Registrant and Merrill Lynch Trust Company, FSB.