Form 10-Q
period 2002-06-30
PER SE TECHNOLOGIES INC
filed 2002-08-14
CIK 878556

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



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                      SHARES OUTSTANDING AT AUGUST 9, 2002
                --------------                      ------------------------------------
         Common Stock $0.01 Par Value                        30,083,527 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2002

                                                                       PAGE
                                                                       ----
                       PART I: FINANCIAL INFORMATION
Item 1:  Financial Statements
         Consolidated Balance Sheets as of June 30, 2002 and December
         31, 2001....................................................    2
         Consolidated Statements of Operations for the three and six
         months ended June 30, 2002 and 2001.........................    3
         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2002 and 2001................................    4
         Notes to Consolidated Financial Statements..................    5
Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   14

                        PART II: OTHER INFORMATION
Item 1:  Legal Proceedings...........................................   23
Item 4:  Submission of Matters to a Vote of Security Holders.........   23
Item 6:  Exhibits and Reports on Form 8-K............................   23

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  27,914      $  36,493
  Restricted cash...........................................       4,711          4,419
                                                               ---------      ---------
          Total cash........................................      32,625         40,912
  Accounts receivable, billed (less allowances of $4,091 and
     $5,144, respectively)..................................      52,465         45,719
  Accounts receivable, unbilled (less allowances of $955 and
     $1,345, respectively)..................................       7,395          4,150
  Other.....................................................       7,955          5,000
                                                               ---------      ---------
          Total current assets..............................     100,440         95,781
Property and equipment, net.................................      23,484         25,012
Other intangible assets.....................................      37,596         42,108
Goodwill....................................................      37,457         35,160
Other.......................................................       4,295          4,830
                                                               ---------      ---------
                                                               $ 203,272      $ 202,891
                                                               =========      =========
CURRENT LIABILITIES:
  Accounts payable..........................................   $   5,665      $   6,085
  Accrued compensation......................................      20,102         23,884
  Accrued expenses..........................................      23,869         21,705
                                                               ---------      ---------
                                                                  49,636         51,674
  Deferred revenue..........................................      19,400         19,800
                                                               ---------      ---------
          Total current liabilities.........................      69,036         71,474
Long-term debt..............................................     175,000        175,091
Other obligations...........................................       5,479          6,456
                                                               ---------      ---------
          Total liabilities.................................     249,515        253,021
                                                               ---------      ---------
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................          --             --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     30,072 and 29,969 issued and outstanding as of June 30,
     2002, and December 31, 2001, respectively..............         301            300
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................          --             --
  Paid-in capital...........................................     775,590        774,983
  Warrants..................................................       1,495          1,495
  Accumulated deficit.......................................    (823,629)      (826,908)
                                                               ---------      ---------
          Total stockholders' deficit.......................     (46,243)       (50,130)
                                                               ---------      ---------
                                                               $ 203,272      $ 202,891
                                                               =========      =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Revenue..............................................  $88,888    $83,483    $174,324   $163,779
                                                       -------    -------    --------   --------
Salaries and wages...................................   51,613     50,612     101,340    100,652
Other operating expenses.............................   24,541     23,956      48,321     48,176
Depreciation.........................................    3,005      3,308       5,974      6,557
Amortization.........................................    2,972      3,192       5,819      6,369
Interest expense, net................................    4,501      4,342       8,962      8,357
Process improvement project expenses.................       --      1,211          --      2,176
Non-recurring and other expenses.....................       --        (18)         --        623
                                                       -------    -------    --------   --------
          Total expenses.............................   86,632     86,603     170,416    172,910
                                                       -------    -------    --------   --------
Income (loss) before income taxes....................    2,256     (3,120)      3,908     (9,131)
Income tax expense...................................      234        177         486        353
                                                       -------    -------    --------   --------
Income (loss) from continuing operations.............    2,022     (3,297)      3,422     (9,484)
                                                       -------    -------    --------   --------
Income (loss) from discontinued operations, net of
  tax................................................       --      2,942        (101)     2,911
                                                       -------    -------    --------   --------
          Net income (loss)..........................  $ 2,022    $  (355)   $  3,321   $ (6,573)
                                                       =======    =======    ========   ========
Basic net income (loss) per common share:
  Income (loss) from continuing operations...........  $  0.07    $ (0.11)   $   0.11   $  (0.32)
  Income from discontinued operations, net of tax....       --       0.10          --       0.10
                                                       -------    -------    --------   --------
          Net income (loss)..........................  $  0.07    $ (0.01)   $   0.11   $  (0.22)
                                                       =======    =======    ========   ========
Weighted average shares used in computing basic
  earnings per share.................................   30,049     29,904      30,020     29,903
                                                       =======    =======    ========   ========
Diluted net income (loss) per common share:
  Income (loss) from continuing operations...........  $  0.06    $ (0.11)   $   0.11   $  (0.32)
  Income from discontinued operations, net of tax....       --       0.10          --       0.10
                                                       -------    -------    --------   --------
          Net income (loss)..........................  $  0.06    $ (0.01)   $   0.11   $  (0.22)
                                                       =======    =======    ========   ========
Weighted average shares used in computing diluted
  earnings per share.................................   32,491     29,904      32,509     29,903
                                                       =======    =======    ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 3,321   $ (6,573)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................   11,793     12,926
  (Loss) income from discontinued operations................      101     (2,911)
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................       13     (1,382)
     Accounts receivable, billed............................   (6,271)     3,689
     Accounts receivable, unbilled..........................   (3,245)       245
     Accounts payable.......................................     (420)    (5,009)
     Accrued compensation...................................   (3,308)     1,087
     Accrued expenses.......................................    1,542     (1,718)
     Accrued litigation settlements.........................       --     (1,602)
     Deferred revenue.......................................       32      1,487
     Other, net.............................................   (2,998)       252
                                                              -------   --------
       Net cash provided by continuing operations...........      560        491
       Net cash (used for) provided by discontinued
        operations..........................................     (101)     2,942
                                                              -------   --------
       Net cash provided by operating activities............      459      3,433
                                                              -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (4,547)    (1,521)
Software development costs..................................   (3,505)    (3,099)
Proceeds from sale of property and equipment................       45      1,523
Acquisitions, net of cash acquired..........................   (1,603)   (10,780)
Other.......................................................       --        (31)
                                                              -------   --------
       Net cash used for investing activities...............   (9,610)   (13,908)
                                                              -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options.................      607         --
Payments of debt............................................      (35)       (38)
Deferred financing costs....................................       --       (228)
                                                              -------   --------
       Net cash provided by (used for) by financing
        activities..........................................      572       (266)
                                                              -------   --------

CASH AND CASH EQUIVALENTS:
Net change..................................................   (8,579)   (10,741)
Balance at beginning of period..............................   36,493     30,970
                                                              -------   --------
Balance at end of period....................................  $27,914   $ 20,229
                                                              =======   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Per-Se Technologies, Inc. (the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed March 27, 2002, with the Securities and Exchange Commission.

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

     Activity related to the Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact") businesses, which were sold in 1998 and 1999, respectively, has been presented as discontinued operations for all periods presented.

NOTE 2 -- EARNINGS (LOSS) PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2002 and 2001 (in thousands, except per share data):

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                              -------------------     ------------------
                                                2002       2001        2002       2001
                                              --------   --------     -------   --------
Net income (loss)...........................  $ 2,022    $  (355)     $ 3,321   $ (6,573)
                                              =======    =======      =======   ========
Common shares outstanding:
  Weighted average shares used in computing
     basic earnings per share...............   30,049     29,904       30,020     29,903
  Effect of potentially dilutive stock
     options................................    2,442         --(1)     2,489         --(1)
                                              -------    -------      -------   --------
  Weighted average shares used in computing
     diluted earnings per share.............   32,491     29,904       32,509     29,903
                                              =======    =======      =======   ========
Earnings (loss) per common share:
  Basic.....................................  $  0.07    $ (0.01)     $  0.11   $  (0.22)
                                              =======    =======      =======   ========
  Diluted...................................  $  0.06    $ (0.01)     $  0.11   $  (0.22)
                                              =======    =======      =======   ========

---------------

(1) The Company has excluded all stock options and warrants from the diluted loss per common share because all such securities are antidilutive for 2001.

     Options and warrants to purchase 2.9 million shares of common stock outstanding during the three and six months ended June 30, 2002, respectively, were excluded from the computation of diluted earnings per

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES share because the options' and warrants' exercise prices were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     Options and warrants to purchase 2.5 million and 2.1 million shares of common stock outstanding during the three and six months ended June 30, 2001, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the Company's loss from continuing operations for the period.

NOTE 3 -- RESTRICTED CASH

     At June 30, 2002, restricted cash principally represented restrictions on the Company's cash as security for letters of credit.

NOTE 4 -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires goodwill and indefinite lived intangible assets to be reviewed periodically for impairment and no longer amortized. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 required companies with goodwill and indefinite lived intangible assets to complete an impairment test by June 30, 2002. The Company completed the impairment test of its goodwill and other indefinite lived intangible assets by June 30, 2002.

     The Company did not identify an asset impairment as a result of the impairment test. The Company will continue to review its goodwill and other indefinite lived intangible assets annually for impairment.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. For the three months and six months ended June 30, 2002, the Company had a reduction in amortization expense of approximately $0.4 million and $0.9 million, respectively, related to the adoption of SFAS No. 142. For the three months and six months ended June 30, 2001, a reconciliation has been provided of previously reported net loss and net loss per share amounts. These amounts exclude the amortization expense recognized related to goodwill and intangible assets that are no longer amortized (in thousands, except per share data):

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                    2002       2001      2002     2001
                                                   -------    -------   ------   -------
Reported net income (loss).......................  $2,022     $ (355)   $3,321   $(6,573)
Add back:
  Goodwill amortization, net of tax..............      --        604        --     1,177
  Trademark amortization, net of tax.............      --         16        --        30
  Workforce amortization, net of tax.............      --         12        --        23
                                                   ------     ------    ------   -------
Adjusted net income (loss).......................  $2,022     $  277    $3,321   $(5,343)
                                                   ======     ======    ======   =======
Basic earnings (loss) per share:
Reported net income (loss).......................  $ 0.07     $(0.01)   $ 0.11   $ (0.22)
  Goodwill amortization, net of tax..............      --       0.02        --      0.04
  Trademark amortization, net of tax.............      --         --        --        --
  Workforce amortization, net of tax.............      --         --        --        --
                                                   ------     ------    ------   -------
Adjusted net income (loss).......................  $ 0.07     $ 0.01    $ 0.11   $ (0.18)
                                                   ======     ======    ======   =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                    2002       2001      2002     2001
                                                   -------    -------   ------   -------
Diluted earnings (loss) per share:
Reported net income (loss).......................  $ 0.06     $(0.01)   $ 0.11   $ (0.22)
  Goodwill amortization, net of tax..............      --       0.02        --      0.04
  Trademark amortization, net of tax.............      --         --        --        --
  Workforce amortization, net of tax.............      --         --        --        --
                                                   ------     ------    ------   -------
Adjusted net income (loss).......................  $ 0.06     $ 0.01    $ 0.11   $ (0.18)
                                                   ======     ======    ======   =======

     In December 2001, the FASB's Emerging Issues Task Force ("EITF") issued EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). The Company adopted EITF 01-14 on January 1, 2002. EITF 01-14 requires companies that provide services as part of their central ongoing operations to characterize the reimbursement of out-of-pocket expenses related to those services as revenue. In prior year periods, reimbursed out-of-pocket expenses were recorded as a reduction to other operating expenses. In accordance with EITF 01-14, the Company reclassified $0.3 million and $0.6 million of reimbursed out-of-pocket expenses in the Application Software division for the three months and six months ended June 30, 2001, respectively, from other operating expenses to revenue.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on January 1, 2002. There has been no asset impairment as a result of adoption.

NOTE 5 -- ACQUISITIONS

     On April 27, 2001, the Company acquired all of the assets of Virtual Information Systems, Inc. ("VIS") for consideration of $7.0 million in cash. The purchase agreement also provided for a purchase price adjustment of up to $1.5 million payable in cash should VIS meet certain financial targets over the twelve months following the date of acquisition. As of December 31, 2001, the Company had recorded the purchase price adjustment of $1.5 million. During the first quarter of 2002, VIS met the financial targets in the purchase agreement. On May 10, 2002, the payment for the purchase price adjustment of $1.5 million was paid. VIS's core product, Virtual Processing Systems, is an automated remittance processing solution for hospitals, which ensures accurate and efficient processing of cash collections and payment of denial management codes.

     Additionally, on April 27, 2001, the Company acquired all of the assets of Officemed.com LLC ("OfficeMed") for consideration of $3.25 million in cash. OfficeMed offers a Web-based application service provider ("ASP") solution, which gives healthcare and payer organizations the ability to perform secure, realtime benefits inquiries against patients' insurance plans, ensuring eligibility at the point of care.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Both the VIS and OfficeMed acquisitions were recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $5.0 million of the combined purchase price was allocated to goodwill and other indefinite-lived assets that are not being amortized. Approximately $5.2 million of the combined purchase price was allocated to finite-lived assets with lives ranging from 5 to 10 years. The additional $1.5 million VIS purchase price adjustment was allocated to goodwill and is not being amortized. The operating results of VIS and OfficeMed are included in the Company's Consolidated Statements of Operations from the date of acquisition in the e-Health Solutions division.

NOTE 6 -- DISCONTINUED OPERATIONS AND DIVESTITURES

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

     In January of 1998, SCI Management Corporation ("SCI") filed a complaint against the commercial division of Impact. The Company paid a total of $5.3 million in settlement of the complaint. The Company paid $3.2 million to SCI in November 1999 and issued a promissory note for the remaining balance of $2.1 million bearing interest at 8.25%, which was paid in October 2000. In May of 2001, the Company received an insurance settlement related to the SCI matter of approximately $3.0 million. The Company continues to pursue claims against a former vendor of this division for damages incurred in the SCI matter.

     During the six months ended June 30, 2002, and June 30, 2001, the Company incurred expenses, primarily legal costs, associated with these discontinued business segments. Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been presented to reflect the activity associated with Hospital Services and Impact as discontinued operations for all periods presented.

NOTE 7 -- LEGAL MATTERS

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

     In February 2002, the Company settled claims for alleged breach of contract arising out of a 1997 contract for billing services provided by the Physician Services division to a former client. The Company and its insurance carrier, certain underwriters at Lloyd's of London (collectively "Lloyd's"), each paid the plaintiff $2.0 million in cash in exchange for a release of all claims asserted against the Company. Under the terms of its insurance policy with Lloyd's, the Company is seeking reimbursement from Lloyd's for the $2.0 million it paid in this settlement.

     On May 30, 2002, the Company received a letter on behalf of Lloyd's purporting to rescind various managed healthcare professional liability, or errors and omissions ("E&O"), insurance policies and directors and officers and company reimbursement ("D&O") insurance policies (collectively the "policies") issued to the Company by Lloyd's. The E&O policies were for the term of December 31, 1998, through June 30, 2002, and the D&O policies were for the term of July 1, 2000, through June 30, 2002. The purported rescission was based on allegations that the Company had failed to advise Lloyd's about the existence of several lawsuits that

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES were alleged to be related to the risk covered under the policies, including the lawsuit settled in February 2002 in which the Company and Lloyd's each paid the plaintiff $2 million.

     On May 31, 2002, Lloyd's filed a lawsuit against the Company seeking rescission of the E&O and D&O policies based on the allegations in their letter or a declaration that coverage is unavailable for the claim related to the February 2002 settlement under the policies issued by Lloyd's, and restitution of the $2.0 million paid by Lloyd's on behalf of the Company in that settlement. This lawsuit is pending in the Circuit Court for Kent County, Michigan.

     On June 5, 2002, the Company filed a lawsuit against Lloyd's seeking damages for breach of contract and breach of obligations of good faith and fair dealing, including punitive damages. The Company also seeks a declaratory judgment to enforce the E&O and D&O policies according to their terms. This lawsuit is pending in the Superior Court of the State of California for the County of Los Angeles.

     The Company believes that Lloyd's attempt to rescind the policies is without merit, and the Company is prosecuting the matter vigorously and asserting all appropriate claims against Lloyd's.

     The Company's insurance coverage was due to be renewed as of June 30, 2002, and the Company was in the process of actively pursuing new coverage with insurance carriers, including Lloyd's, when the rescission notice was received from Lloyd's. Due to the attempted rescission, the Company expedited its insurance proposal process and in mid-June 2002 the Company secured new insurance coverage. The Company believes it experienced a significant increase in insurance premiums with its new policies as a result of Lloyd's actions. The Company is also seeking reimbursement for a portion of the increased premium costs and increased deductibles in its lawsuit against Lloyd's. Until the litigation with Lloyd's is resolved, the Company will expense the increased insurance premiums and deductibles in the Company's Consolidated Statements of Operations.

     The Company estimates insurance premium increases related to new insurance coverage and the cost of pursuing litigation against Lloyd's to be approximately $3 million for the year 2002, the majority of which will be incurred in the second half of the year. At June 30, 2002, the Company had incurred approximately $0.5 million of these costs and, accordingly, these costs have been reflected in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2002.

     The Company has not received any D&O insurance claims since 1996. The Company did receive E&O insurance claims during the term of the Lloyd's E&O insurance policies in the ordinary course of business. Over the last five years, the majority of E&O claims received by the Company were resolved with no or nominal settlement.

     Pending the outcome of the litigation with Lloyd's, the Company will continue to vigorously defend, and will be required to fund the legal costs and any litigation settlements covered by the Lloyd's E&O policies. The Company expects to recover these costs from Lloyd's in accordance with the obligations of Lloyd's under the E&O policies and, as such, has recorded and will record the amounts as non-trade accounts receivable.

     At June 30, 2002, the Company's Other Current Assets include non-trade accounts receivable of $3.1 million related to legal costs and the interim funding of legal settlements incurred by the Company in excess of the Lloyd's E&O policies' deductible that are expected to be recovered from Lloyd's. This amount includes $2.0 million paid to the former client in settlement and $1.1 million related to the interim funding of legal expenses.

     The Company believes that it has meritorious defenses to the Lloyd's claims and that a favorable outcome is probable in the Company's claims against Lloyd's. The Company's insurance is on a "claims-made" basis, which means insurance coverage is in place based on the date the claim is made, not the date(s) the services were provided or products sold. In the event that the Company is unsuccessful in the litigation with Lloyd's, certain claims presently pending against the Company would not be covered by the Company's

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES new E&O insurance. Regardless of the outcome of the litigation with Lloyd's, the Company's new insurance coverage will not be affected. Although the Company believes it will be successful in its litigation with Lloyd's, if it is not and uninsured claims do exist, such claims could have a material adverse effect on the Company's financial condition and results of operations.

     The Company believes that it has meritorious defenses to the claims and other issues asserted in pending legal matters. There can be no assurance that pending or future claims, government investigations or other legal matters will not have an adverse effect on the Company. Since the Company is often unable to estimate a range of awards or losses, if any, in pending legal matters, amounts thereof have not been reflected in the financial statements unless estimable and probable.

NOTE 8 -- PROCESS IMPROVEMENT PROJECT

     The Company is currently implementing a process improvement project within the Physician Services division (the "Project"). The Project installs a formalized set of productivity and quality measures, workflow processes and a management operating system in the Company's major processing centers. The Project focuses on productivity improvements that result in both improved client service for the division's clients as well as improved profitability for the division. The costs associated with the first phase of the Project during 2001 primarily consisted of professional fees paid to outside consultants retained exclusively for implementation of the Project.

     The Company incurred approximately $1.2 million and $2.2 million of expense in the three months and six months ended June 30, 2001, respectively, during the first phase of the Project, which involved implementation in twelve processing centers. The first phase of the Project was completed in the third quarter of 2001 with all external project costs for this phase incurred as of September 30, 2001. The Company began the second phase of the Project in the first quarter of 2002. The second phase is being implemented with internal resources, and therefore the Company will not incur any external project costs. As of June 30, 2002, the second phase had been implemented in ten of the projected fifteen offices, with no external project costs. The second phase of the Project is expected to be completed during 2002.

NOTE 9 -- NON-RECURRING AND OTHER EXPENSES

     During the first quarter of 2001, the Company recorded a severance expense of approximately $0.6 million associated with former executive management.

NOTE 10 -- LONG-TERM DEBT

     Under the Indenture governing the $175 million of 9 1/2% Senior Notes due 2005 (the "Notes"), the balance of net proceeds, as defined by the Indenture governing the Notes, from the sale of any assets having a fair value in excess of $1.0 million must be invested in the Company's business within 360 days of receipt of proceeds related to the sale or they become excess proceeds. If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds. As of June 30, 2002, the Company did not have excess proceeds (as defined by the Indenture governing the Notes) in excess of $10.0 million related to the sale of non-core operations or other assets.

     The Company entered into a $50 million credit facility (the "Credit Facility") on April 6, 2001. Availability under the Credit Facility is determined by a borrowing base calculated based on eligible billed accounts receivable of the Company's Physician Services and e-Health Solutions divisions, as defined in the Credit Facility. The Company has the option of entering into LIBOR based loans or index rate loans, each as defined in the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.85% to 2.65% based on the Company's leverage ratio, as defined in the Credit Facility. Index rate loans bear interest at rates approximating Prime plus amounts ranging from 0.35% to 1.15% based on the Company's

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES leverage ratio, as defined in the Credit Facility. In addition, the Company pays a quarterly commitment fee on the unused portion of the Credit Facility of 0.375% per annum.

     The Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting the incurrence of additional indebtedness, creation of liens, payment of dividends, sales of assets, stock offerings, capital expenditures and prepayment of the Notes and those requiring maintenance of minimum EBITDA and minimum fixed charge coverage, each as defined in the Credit Facility. The initial term of the Credit Facility is 42 months expiring on October 6, 2004. The Company and the lender can mutually agree to extend this term by 18 months if certain conditions have been met. The Company intends to use the Credit Facility, as needed, for future investments in its operations including capital expenditures, acquisitions and other general corporate purposes. There are no outstanding borrowings under the Credit Facility as of June 30, 2002.

NOTE 11 -- INCOME TAXES

     As of June 30, 2002, the Company had a net deferred tax asset, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly, if during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

NOTE 12 -- SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its three operating divisions: Physician Services, Application Software and e-Health Solutions.

     The Physician Services division provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens.

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

     The Company evaluates each division's performance based on segment operating margin. The e-Health Solutions division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown in Eliminations to reconcile to total consolidated revenue. Certain prior year amounts have been reclassified to conform to current year presentation.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Information concerning the Company's reportable operating segments is as follows:

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
                                                 (IN THOUSANDS)        (IN THOUSANDS)
Revenue:
  Physician Services.........................  $58,566    $57,311    $115,071   $112,452
  Application Software.......................   16,476     14,790      32,484     29,976
  e-Health Solutions.........................   17,057     14,141      32,842     26,823
  Eliminations...............................   (3,211)    (2,759)     (6,073)    (5,472)
                                               -------    -------    --------   --------
                                               $88,888    $83,483    $174,324   $163,779
                                               =======    =======    ========   ========
Segment operating expenses(1):
  Physician Services.........................  $53,052    $53,849    $104,974   $108,102
  Application Software.......................   14,102     13,663      27,832     27,611
  e-Health Solutions.........................   14,726     13,123      28,279     25,833
  Corporate..................................    3,462      3,192       6,442      5,680
  Eliminations...............................   (3,211)    (2,759)     (6,073)    (5,472)
                                               -------    -------    --------   --------
                                               $82,131    $81,068    $161,454   $161,754
                                               =======    =======    ========   ========
Segment operating margin(1):
  Physician Services.........................  $ 5,514    $ 3,462    $ 10,097   $  4,350
  Application Software.......................    2,374      1,127       4,652      2,365
  e-Health Solutions.........................    2,331      1,018       4,563        990
  Corporate..................................   (3,462)    (3,192)     (6,442)    (5,680)
                                               -------    -------    --------   --------
                                               $ 6,757    $ 2,415    $ 12,870   $  2,025
                                               =======    =======    ========   ========
Interest expense, net........................  $(4,501)   $(4,342)   $ (8,962)  $ (8,357)
                                               =======    =======    ========   ========
Non-recurring and other expenses (including
  process improvement project expenses)
  Physician Services.........................  $    --    $(1,193)   $     --   $ (2,158)
  Corporate..................................       --         --          --       (641)
                                               -------    -------    --------   --------
                                               $    --    $(1,193)   $     --   $ (2,799)
                                               =======    =======    ========   ========
Income (loss) before income taxes............  $ 2,256    $(3,120)   $  3,908   $ (9,131)
                                               =======    =======    ========   ========
Depreciation and amortization:
  Physician Services.........................  $ 2,692    $ 2,936    $  5,392   $  5,866
  Application Software.......................    1,552      1,763       3,188      3,606
  e-Health Solutions.........................    1,501      1,521       2,756      2,841
  Corporate..................................      232        280         457        613
                                               -------    -------    --------   --------
                                               $ 5,977    $ 6,500    $ 11,793   $ 12,926
                                               =======    =======    ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
                                                 (IN THOUSANDS)        (IN THOUSANDS)
Capital expenditures:
  Physician Services.........................  $ 1,010    $   184    $  2,084   $    635
  Application Software.......................      469         15         646        180
  e-Health Solutions.........................      651        295       1,496        699
  Corporate..................................      122          6         321          7
                                               -------    -------    --------   --------
                                               $ 2,252    $   500    $  4,547   $  1,521
                                               =======    =======    ========   ========

                                                                       AS OF
                                                              -----------------------
                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................  $ 56,119     $ 55,812
  Application Software......................................    38,546       33,172
  e-Health Solutions........................................    66,814       65,713
  Corporate.................................................    41,793       48,194
                                                              --------     --------
                                                              $203,272     $202,891
                                                              ========     ========

---------------

(1) Excludes process improvement project, non-recurring and other expenses and net interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, is a provider of integrated business management outsourcing services, application software and Internet-enabled connectivity for the healthcare industry. Per-Se delivers its services and products through its three operating divisions: Physician Services, Application Software and e-Health Solutions.

     The Physician Services division provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services focus on the management of the revenue cycle and include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens.

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

     The e-Health Solutions division provides healthcare providers and payers with connectivity and business intelligence solutions that help reduce administrative costs and enhance revenue cycle management. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as an application service provider ("ASP") to physician practices and offers managed care solutions to payers in ASP, turnkey or outsourced formats.

     Per-Se markets its products and services to constituents of the healthcare industry, including hospital-affiliated physician practices, integrated healthcare delivery networks ("IDNs"), hospitals and office-based physicians.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2002, AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $58,566    $57,311
Application Software........................................   16,476     14,790
e-Health Solutions..........................................   17,057     14,141
Eliminations................................................   (3,211)    (2,759)
                                                              -------    -------
                                                              $88,888    $83,483
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 2% in the three months ended June 30, 2002, as compared to the same period in 2001. The revenue increase is due to growth in the existing client base and new sales. The Company continued to experience client retention in the mid - 90% range during the three months ended June 30, 2002. Net backlog at June 30, 2002 was approximately $1 million, compared to approximately $2 million at March 31, 2002. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received.

     Revenue for the Application Software division increased approximately 11% for the three months ended June 30, 2002, as compared to the same period in 2001. Revenue in the division is recognized using the percentage-of-completion method of accounting, and the increase over the prior year period was primarily the result of implementations of clinical information and patient financial management software that was sold in 2001. The division ended June 30, 2002, with a backlog of approximately $41 million as compared to approximately $39 million at March 31, 2002.

     Revenue for the e-Health Solutions division increased approximately 21% for the three months ended June 30, 2002, as compared to the same period in 2001. Excluding the impact of the April 2001 acquisitions of Virtual Information Systems, Inc. ("VIS") and Officemed.com LLC ("OfficeMed"), the year-over-year increase in revenue would have been approximately 19%. The increase in the base business is due to increased market penetration as well as increased demand for the division's hospital and physician transaction processing services in the marketplace. The division ended the second quarter of 2002 with a backlog of approximately $8 million as compared to approximately $7 million at March 31, 2002.

     In December 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") issued EITF 01-14 Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). The Company adopted EITF 01-14 on January 1, 2002. EITF 01-14 requires companies that provide services as part of their central ongoing operations to characterize the reimbursement of out-of-pocket expenses related to those services as revenue. In prior year periods, reimbursed out-of-pocket expenses were recorded as a reduction to other operating expenses. In accordance with EITF 01-14, the Company reclassified $0.3 million of reimbursed out-of-pocket expenses in the Application Software division for the three months ended June 30, 2001, from other operating expenses to revenue.

     Segment Operating Margin. Segment operating margin is net income/(loss) excluding net interest expense, income taxes and discontinued operations, net of income taxes, for all periods presented. For the three months ended June 30, 2001, segment operating margin also excluded the process improvement project expenses and non-recurring and other expenses. Segment operating margin, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 5,514    $ 3,462
Application Software........................................    2,374      1,127
e-Health Solutions..........................................    2,331      1,018
Corporate...................................................   (3,462)    (3,192)
                                                              -------    -------
                                                              $ 6,757    $ 2,415
                                                              =======    =======

     Physician Services' segment operating margin increased $2.1 million in the three months ended June 30, 2002, compared to the same period in 2001. The increase is due to efficiencies and cost savings realized from the productivity and other initiatives implemented as well as revenue gains in the division.

     Application Software's segment operating margin increased $1.2 million in the three months ended June 30, 2002, compared to the same period in 2001. The increase is attributable to the revenue increase previously discussed, as well as improved leverage on operating expenses that resulted from management's continued focus on overall cost containment.

     e-Health Solutions' segment operating margin increased $1.3 million in the three months ended June 30, 2002, compared to the same period in 2001. This increase is the result of an approximately 40% increase in transaction volume, the impact of the VIS and OfficeMed acquisitions and the decrease in goodwill amortization expense related to the Company's adoption of the FASB Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142") on January 1, 2002 (for more information refer to "Note
4 -- New Accounting Pronouncements" in the Company's Notes to Consolidated Financial Statements).

     The Company's corporate overhead expenses increased $0.3 million in the three months ended June 30, 2002, compared to the same period in 2001. The increase is primarily attributable to increased insurance premiums and legal expenses in the quarter related to Lloyd's attempt to rescind certain insurance policies (refer to "Note 7 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     Interest. Net interest expense was $4.5 million for the three months ended June 30, 2002, as compared to $4.3 million for the same period in 2001. The increase is attributable to a reduction in interest income due to a decrease in investment rates available.

     Process Improvement Project. The Company is currently implementing a process improvement project within the Physician Services division (the "Project"). The Project installs a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company's major processing centers. The Project focuses on productivity improvements that result in both improved client service for the division's clients as well as improved profitability for the division. The costs associated with the first phase of the Project during 2001 primarily consisted of professional fees paid to outside consultants retained exclusively for implementation of the Project.

     The Company incurred approximately $1.2 million of expense in the three months ended June 30, 2001 during the first phase of the Project, which involved implementation in twelve processing centers. The first phase of the Project was completed in the third quarter of 2001 with all external project costs for this phase, amounting to approximately $3.4 million, incurred as of September 30, 2001. The Company began the second phase of the Project in the first quarter of 2002. The second phase is being implemented with internal resources, and therefore the Company will not incur any external project costs. As of June 30, 2002, the second phase had been implemented in ten of the projected fifteen offices, with no external project costs.

     Non-recurring and Other Expenses. During the first quarter of 2001, the Company recorded severance expense of approximately $0.6 million associated with former executive management.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was $0.2 million for the three months ended June 30, 2002, as compared to income tax expense of $0.2 million for the same period in 2001. As of June 30, 2002, the Company had a net deferred tax asset, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

  SIX MONTHS ENDED JUNE 30, 2002, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $115,071   $112,452
Application Software........................................    32,484     29,976
e-Health Solutions..........................................    32,842     26,823
Eliminations................................................    (6,073)    (5,472)
                                                              --------   --------
                                                              $174,324   $163,779
                                                              ========   ========

     Revenue for the Physician Services division increased approximately 2% in the six months ended June 30, 2002, as compared to the same period in 2001. There was one less business day in the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Revenue per business day for the six months ended June 30, 2002 increased by approximately 3% over the first six months of the prior year. The Company continued to experience client retention in the mid - 90% range during the six months ended June 30, 2002. Net backlog at June 30, 2002, was approximately $1 million, compared to slightly negative backlog at June 30, 2001.

     Revenue for the Application Software division increased approximately 8% for the six months ended June 30, 2002, as compared to the same period in 2001. Revenue in the division is recognized using the percentage-of-completion method of accounting, and the increase over the prior year period was primarily the result of implementations of clinical information and patient financial management software that was sold in 2001. The division ended June 30, 2002 with a backlog of approximately $41 million as compared to approximately $38 million at June 30, 2001.

     Revenue for the e-Health Solutions division increased approximately 22% for the six months ended June 30, 2002, as compared to the same period in 2001. Excluding the impact of the April 2001 acquisitions of VIS and OfficeMed, the year-over-year increase in revenue would have been approximately 20%. The increase in the base business is due to demand for the division's hospital and physician transaction processing services in the marketplace. The division ended the second quarter of 2002 with a backlog of approximately $8 million as compared to approximately $7 million at June 30, 2001.

     In accordance with EITF 01-14, the Company reclassified $0.6 million of reimbursed out-of-pocket expenses in the Application Software division for the six months ended June 30, 2001, from other operating expenses to revenue.

     Segment Operating Margin. Segment operating margin is net income/(loss) excluding net interest expense, income taxes and discontinued operations, net of income taxes, for all periods presented. For the six months ended June 30, 2001, segment operating margin also excluded the process improvement project expenses and non-recurring and other expenses. Segment operating margin, classified by the Company's divisions, is as follows:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Physician Services..........................................  $10,097   $ 4,350
Application Software........................................    4,652     2,365
e-Health Solutions..........................................    4,563       990
Corporate...................................................   (6,442)   (5,680)
                                                              -------   -------
                                                              $12,870   $ 2,025
                                                              =======   =======

     Physician Services' segment operating margin increased $5.7 million in the six months ended June 30, 2002, compared to the same period in 2001. The increase is due to efficiencies and cost savings realized from the productivity and other initiatives implemented, as well as revenue gains in the division.

     Application Software's segment operating margin increased $2.3 million in the six months ended June 30, 2002, compared to the same period in 2001. The increase is attributable to the revenue increase previously discussed, as well as improved leverage on operating expenses that resulted from management's continued focus on overall cost containment.

     e-Health Solutions' segment operating margin increased $3.6 million in the six months ended June 30, 2002, compared to the same period in 2001. This increase is the result of approximately 40% increase in transaction volume, the impact of the VIS and OfficeMed acquisitions and the decrease in goodwill amortization expense related to the Company's adoption of the SFAS No. 142 (for more information refer to

"Note 4 -- New Accounting Pronouncements" in the Company's Notes to Consolidated Financial Statements).

     The Company's corporate overhead expenses increased in the six months ended June 30, 2002, compared to the same period in 2001. The increase was primarily attributable to increased insurance premiums and legal expenses related to Lloyd's attempt to rescind certain insurance policies (refer to "Note 7 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     Interest. Net interest expense was $9.0 million for the six months ended June 30, 2002, as compared to $8.4 million for the same period in 2001. The increase is attributable to a reduction in interest income due to a decrease in investment rates available.

     Process Improvement Project. The Company incurred approximately $2.2 million of expense in the six months ended June 30, 2001 during the first phase of the Project, which involved implementation in twelve processing centers. The first phase of the Project was completed in the third quarter of 2001 with all external project costs for this phase, amounting to approximately $3.4 million, incurred as of September 30, 2001. The Company began the second phase of the Project in the first quarter of 2002. The second phase is being implemented with internal resources, and therefore the Company will not incur any external project costs. As of June 30, 2002, the second phase had been implemented in ten of the projected fifteen offices, with no external project costs.

     Non-recurring and Other Expenses. During the first quarter of 2001, the Company recorded severance expense of approximately $0.6 million associated with former executive management.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was $0.5 million for the six months ended June 30, 2002, as compared to income tax expense of $0.4 million for the same period in 2001. As of June 30, 2002, the Company had a net deferred tax asset, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had working capital of $31.4 million compared to $24.3 million at December 31, 2001. The increase in working capital is primarily related to the Company's seasonal increase in accounts receivable days outstanding and the $3.1 million increase in other current assets related to the Company's litigation with Lloyd's (refer to "Note 7 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). Restricted cash totaled $4.7 million as of June 30, 2002, and $4.4 million as of December 31, 2001. Restricted cash principally represents restrictions on the Company's cash as security for letters of credit. Unrestricted cash and cash equivalents totaled $27.9 million at June 30, 2002, a decrease of $8.6 million compared to December 31, 2001.

     Cash provided by continuing operations was $0.6 million in the six months ended June 30, 2002, compared to cash provided by continuing operations in the six months ended June 30, 2001, of $0.5 million.

     The Company used $9.6 million in cash for investing activities during the six months ended June 30, 2002, compared to $13.9 million during the same period in 2001. The decrease in cash used for investment activities was primarily related to investments in strategic acquisitions made during the first six months of 2001 partially offset by an increased level of capital spending in 2002.

     Cash provided by financing activities was $0.6 million in the six months ended June 30, 2002, compared to cash used for financing activities of $0.3 million in the same period in 2001. These amounts were primarily attributable to proceeds from the exercise of stock options in the six months ended June 30, 2002, compared to deferred financing costs related to the Company initiating a credit facility in April 2001.

     For more information about the Company's long-term debt, refer to "Note 10 -- Long-Term Debt" in the Company's Notes to Consolidated Financial Statements.

     The Company is in litigation with certain underwriters at Lloyd's of London ("Lloyd's") following an attempt by Lloyd's to rescind certain of the Company's insurance policies (refer to "Note 7 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). The Company estimates insurance premium increases related to new insurance coverage and the cost of pursuing litigation against Lloyd's to be approximately $3 million for the year 2002, the majority of which will be incurred in the second half of the year. At June 30, 2002, the Company had incurred approximately $0.5 million of these costs and, accordingly, these costs have been reflected in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2002.

     In addition, pending the outcome of the litigation with Lloyd's, the Company will fund the legal costs and any litigation settlements covered by the E&O policies. The Company expects to recover these costs from Lloyd's and will reflect the amounts as a receivable. The Company estimates the negative cash flow impact of these costs to be in the range of $4 million to $6 million for the remainder of 2002. The Company believes it will be successful in its litigation with Lloyd's and, therefore, that it will recover these costs when the litigation process is complete, which the Company currently estimates to be in 2003.

     The negative impact of these items on the Company's full year cash flow is projected to be $7 million to $9 million, which consists of approximately $3 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd's and approximately $4 million to $6 million related to the funding of legal costs and any litigation settlements covered by the E&O policies. As of June 30, 2002, cash flow has been negatively impacted by approximately $2.6 million, which includes funding of legal costs and litigation settlements in excess of the policies' deductibles and the cost of increased insurance premiums.

FORWARD-LOOKING STATEMENTS

     Certain statements included in the Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report including certain statements set forth under the captions "Note 7 -- Legal Matters," "Note 8 -- Process Improvement Project," "Note 10 -- Long-Term Debt," "Note 11 -- Income Taxes," "Results of Operations" and "Liquidity and Capital Resources," are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the Company's expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, the effect of industry and regulatory changes on the Company's customer base, the impact of revenue backlog on future revenue, the impact of operational improvement or cost reduction initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business." The Company disclaims any responsibility to update any forward-looking statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

  Competition with Business Management Outsourcing Services Companies and In-house Providers

     The business management outsourcing business, especially surrounding the areas of billings and collections, is highly competitive. The Company competes with regional and local physician reimbursement organizations, and physician groups that provide their own business management services. Successful competition within this industry is dependent on numerous industry and market conditions. An increase in the number of competitors providing comparable services could adversely affect the Company's ability to compete within this industry.

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

  Competition with Electronic Transaction Processing Companies

     The business of providing electronic transaction processing services to physicians and hospitals is also highly competitive. The Company competes with national and regional electronic transaction processing companies in this regard. Some competitors have longer operating histories and greater financial, technical and marketing resources than that of the Company. The Company's successful competition within this industry is dependent on numerous industry and market conditions.

  Major Client Projects

     The Company's Application Software division involves projects designed to reengineer customer operations through the strategic use of imaging, client/server and other advanced technologies. Failure to meet customers' expectations with respect to a major project could have adverse consequences, including but not limited to the following: damage the Company's reputation and standing in this marketplace; impair its ability to attract new client/server information technology business; inhibit its ability to collect for services performed on a project; and inhibit its ability to collect for services to be performed on a project.

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

     The final Health Insurance Portability and Accountability Act of 1996 ("HIPAA") rules for the standards for electronic transactions and standards of privacy of individually identifiable health information were published in 2000. The implementation deadline for the standards for electronic transactions is October 2002, with the possibility of a one-year extension for healthcare providers, healthcare clearinghouses and large health plans upon filing a compliance plan. The implementation deadline for the standards of privacy is April 2003. These rules set new or higher standards for the healthcare industry as to handling healthcare transactions and information and will require changes to the manner in which the industry handles such information. The implementation deadlines for the standards of security have not yet been set. One of the most contentious areas of HIPAA reform is in the area of privacy and security.

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

  Debt

     The Company has a significant amount of long-term indebtedness that matures in February 2005. As a result, the Company has obligations to make semi-annual interest payments on that debt and to repay the entire principal amount upon maturity. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness or seek additional equity capital. The Company's ability to make payments on its debt obligations will depend on future operating performance, which will be affected by certain conditions that are beyond the Company's control.

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

     The Company may not be able successfully to resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, its insurance coverage, product liability coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. In the event that the Company is unsuccessful in its ongoing litigation with Lloyd's, certain claims presently pending against the Company would not be covered by insurance (refer to "Note
7 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

  Stock Price Volatility

     The trading price of the Company's common stock may be volatile. The market for the Company's common stock may experience significant price and volume fluctuations in response to a number of factors, including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, government regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company's control. Furthermore, the stock market in general and the market for software, healthcare and high technology companies in particular, has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's common stock, regardless of actual operating performance.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in "Note 7 -- Legal Matters" of Notes to Consolidated Financial Statements in Item 1 of Part I.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 2, 2002. The following directors were elected at such meeting:

NOMINEE                                        BOARD TERM    VOTES FOR    VOTES WITHHELD
-------                                       ------------   ----------   --------------
Stephen A. George, M.D. ....................  Through 2002   27,421,393       156,465
David R. Holbrooke, M.D. ...................  Through 2002   25,797,573     1,780,285
Craig Macnab................................  Through 2002   25,407,422       170,436
David E. McDowell...........................  Through 2002   25,795,826     1,782,032
Philip M. Pead..............................  Through 2002   27,421,082       156,776
John C. Pope................................  Through 2002   25,796,059     1,781,799
C. Christopher Trower.......................  Through 2002   25,806,486     1,771,372

     A proposal to approve the Company's Deferred Stock Unit Plan also was voted upon at the Annual Meeting of Stockholders and was approved by the stockholders. Votes cast were 26,670,882 for; 881,551 against; and 25,424 abstained; one share was unvoted.

     A stockholder proposal relating to independent accountants also was voted upon at the Annual Meeting of Stockholders, and was not approved by the stockholders. Votes cast were 6,385,292 for; 15,217,835 against; and 168,268 abstained; 5,806,463 shares were unvoted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
  2.1     --   Stock Purchase Agreement dated as of October 15, 1998,
               between Registrant and NCO Group, Inc. (incorporated by
               reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).
  2.2     --   Stock Purchase Agreement dated as of April 20, 1999, among
               Complete Business Solutions, Inc., E-Business Solutions.com,
               Inc., Impact Innovations Holdings, Inc. and Registrant
               (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
  2.3     --   Stock Purchase Agreement dated as of November 4, 1999, among
               J3 Technology Services Corp., Impact Innovations Holdings,
               Inc., Impact Innovations Government Group, Inc. and
               Registrant (incorporated by reference to Exhibit 2.3 to
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999).
  2.4     --   Stock Purchase Agreement dated as of December 8, 2000, among
               Registrant, Health Data Services, Inc., Patient Account
               Management Services, Inc., and Marc Saltzberg, Raymond
               DelBrocco, Charles Moore, and Larry Shaw (incorporated by
               reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
  2.5     --   Asset Purchase Agreement dated as of April 27, 2001, among
               Registrant, Health Data Services, Inc., Virtual Information
               Systems, Inc., and Paul M. Helmick and William T. Adams
               (incorporated by reference to Exhibit 2.5 to Quarterly
               Report on Form 10-Q for the quarter ended March 31, 2001).
  2.6     --   Asset Purchase Agreement dated as of April 27, 2001, among
               Registrant, Per-Se Transaction Services, Inc., officemed.com
               LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q
               for the quarter ended March 31, 2001).

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
  3.1     --   Restated Certificate of Incorporation of Registrant
               (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
               Form 10-K")).
  3.2     --   Restated By-laws of Registrant (incorporated by reference to
               Exhibit 3.2 to the 1999 Form 10-K).
  4.1     --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
               1998).
  4.2     --   Warrant Agreement dated as of July 8, 1998, between
               Registrant and SunTrust Bank, Atlanta, as Warrant Agent
               (including form of warrant certificate) (incorporated by
               reference to Exhibit 4.2 to Registration Statement on Form
               8-A filed on July 21, 1998).
  4.3     --   Settlement Agreement dated as of June 24, 1999, by and among
               Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
               Alyson T. Stinson, James F. Thacker, James F. Thacker
               Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
               Trust and Borrower (incorporated by reference to Exhibit
               10.1 to Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1999).
  4.4     --   Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.5     --   First Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of May 4, 2000 (incorporated by
               reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
               for the quarter ended March 31, 2000).
  4.6     --   Second Amendment to Rights Agreement dated as of February
               11, 1999, between Registrant and American Stock Transfer &
               Trust Company, entered into as of December 6, 2001, to be
               effective as of March 6, 2002 (incorporated by reference to
               Exhibit 4.12 to Annual Report on Form 10-K for the year
               ended December 31, 2001).
 10.1     --   Tenth Amendment to Registrant's Non-Qualified Stock Option
               Plan For Employees of Acquired Companies.
 10.2     --   Ninth Amendment to Registrant's Non-Qualified Stock Option
               Plan for Non-Executive Employees.
 10.3     --   First Amendment to Registrant's Deferred Stock Unit Plan.

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:     /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Accounting Officer)

Date: August 14, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DOCUMENT
-------                                 --------
   2.1   --   Stock Purchase Agreement dated as of October 15, 1998,
              between Registrant and NCO Group, Inc. (incorporated by
              reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1998).
   2.2   --   Stock Purchase Agreement dated as of April 20, 1999, among
              Complete Business Solutions, Inc., E-Business Solutions.com,
              Inc., Impact Innovations Holdings, Inc. and Registrant
              (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
   2.3   --   Stock Purchase Agreement dated as of November 4, 1999, among
              J3 Technology Services Corp., Impact Innovations Holdings,
              Inc., Impact Innovations Government Group, Inc. and
              Registrant (incorporated by reference to Exhibit 2.3 to
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999).
   2.4   --   Stock Purchase Agreement dated as of December 8, 2000, among
              Registrant, Health Data Services, Inc., Patient Account
              Management Services, Inc., and Marc Saltzberg, Raymond
              DelBrocco, Charles Moore, and Larry Shaw (incorporated by
              reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
   2.5   --   Asset Purchase Agreement dated as of April 27, 2001, among
              Registrant, Health Data Services, Inc., Virtual Information
              Systems, Inc., and Paul M. Helmick and William T. Adams
              (incorporated by reference to Exhibit 2.5 to Quarterly
              Report on Form 10-Q for the quarter ended March 31, 2001).
   2.6   --   Asset Purchase Agreement dated as of April 27, 2001, among
              Registrant, Per-Se Transaction Services, Inc., officemed.com
              LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q
              for the quarter ended March 31, 2001).
   3.1   --   Restated Certificate of Incorporation of Registrant
              (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
              Form 10-K")).
   3.2   --   Restated By-laws of Registrant (incorporated by reference to
              Exhibit 3.2 to the 1999 Form 10-K).
   4.1   --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
              (including form of note) (incorporated by reference to
              Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
              1998).
   4.2   --   Warrant Agreement dated as of July 8, 1998, between
              Registrant and SunTrust Bank, Atlanta, as Warrant Agent
              (including form of warrant certificate) (incorporated by
              reference to Exhibit 4.2 to Registration Statement on Form
              8-A filed on July 21, 1998).
   4.3   --   Settlement Agreement dated as of June 24, 1999, by and among
              Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
              Alyson T. Stinson, James F. Thacker, James F. Thacker
              Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
              Trust and Borrower (incorporated by reference to Exhibit
              10.1 to Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1999).
   4.4   --   Rights Agreement dated as of February 11, 1999, between
              Registrant and American Stock Transfer & Trust Company
              (including form of rights certificates) (incorporated by
              reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
   4.5   --   First Amendment to Rights Agreement dated as of February 11,
              1999, between Registrant and American Stock Transfer & Trust
              Company, entered into as of May 4, 2000 (incorporated by
              reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
              for the quarter ended March 31, 2000).
   4.6   --   Second Amendment to Rights Agreement dated as of February
              11, 1999, between Registrant and American Stock Transfer &
              Trust Company, entered into as of December 6, 2001, to be
              effective as of March 6, 2002 (incorporated by reference to
              Exhibit 4.12 to Annual Report on Form 10-K for the year
              ended December 31, 2001).
  10.1   --   Tenth Amendment to Registrant's Non-Qualified Stock Option
              Plan For Employees of Acquired Companies.
  10.2   --   Ninth Amendment to Registrant's Non-Qualified Stock Option
              Plan for Non-Executive Employees.

EXHIBIT
NUMBER                                  DOCUMENT
-------                                 --------
  10.3   --   First Amendment to Registrant's Deferred Stock Unit Plan.