Form 10-Q
period 2002-09-30
PER SE TECHNOLOGIES INC
filed 2002-11-07
CIK 878556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

      Indicate the number of shares of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at October 29, 2002

Common Stock $0.01 Par Value Non-voting Common Stock $0.01 Par Value	30,102,895 shares 0 Shares

PER-SE TECHNOLOGIES, INC.

FORM 10-Q

For the Fiscal Quarter Ended September 30, 2002

		Page

PART I: FINANCIAL INFORMATION
Item 1:	Financial Statements
	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	2
	Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	4
	Notes to Consolidated Financial Statements	5
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4:	Controls and Procedures	23
PART II: OTHER INFORMATION
Item 1:	Legal Proceedings	25
Item 6:	Exhibits and Reports on Form 8-K	25

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Current Assets:
Cash and cash equivalents	$28,839	$36,493
Restricted cash	4,348	4,419

Total cash	33,187	40,912
Accounts receivable, billed (less allowances of $4,078 and $5,144, respectively)	51,691	45,719
Accounts receivable, unbilled (less allowances of $884 and $1,345, respectively)	7,809	4,150
Other	11,509	5,000

Total current assets	104,196	95,781
Property and equipment, net	22,649	25,012
Other intangible assets	35,818	38,960
Goodwill	38,338	38,308
Other	4,402	4,830

	$205,403	$202,891

Current Liabilities:
Accounts payable	$5,687	$6,085
Accrued compensation	19,211	23,884
Accrued expenses	21,510	21,705

	46,408	51,674
Deferred revenue	21,985	19,800

Total current liabilities	68,393	71,474
Long-term debt	176,260	175,091
Other obligations	5,581	6,456

Total liabilities	250,234	253,021

Stockholders’ Deficit:
Preferred stock, no par value, 20,000 authorized; none issued	—	—
Common stock, voting, $0.01 par value, 200,000 authorized, 30,084 and 29,969 issued and outstanding as of September 30, 2002, and December 31, 2001, respectively	300	300
Common stock, non-voting, $0.01 par value, 600 authorized; none issued	—	—
Paid-in capital	775,664	774,983
Warrants	1,495	1,495
Accumulated deficit	(822,290)	(826,908)

Total stockholders’ deficit	(44,831)	(50,130)

	$205,403	$202,891

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$89,930	$82,230	$264,254	$246,009

Salaries and wages	51,284	49,222	152,624	149,874
Other operating expenses	25,934	22,773	74,255	70,949
Depreciation	2,798	2,876	8,772	9,433
Amortization	3,008	3,430	8,827	9,799
Interest expense, net	4,514	4,385	13,476	12,742
Process improvement project expenses	—	1,247	—	3,423
Non-recurring and other expenses	—	(30)	—	593

Total expenses	87,538	83,903	257,954	256,813

Income (loss) before income taxes	2,392	(1,673)	6,300	(10,804)
Income tax expense	248	122	734	475

Income (loss) from continuing operations	2,144	(1,795)	5,566	(11,279)

(Loss) income from discontinued operations, net of tax	(857)	1	(958)	2,912

Net income (loss)	$1,287	$(1,794)	$4,608	$(8,367)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.06)	$0.18	$(0.38)
(Loss) income from discontinued operations, net of tax	(0.03)	—	(0.03)	0.10

Net income (loss)	$0.04	$(0.06)	$0.15	$(0.28)

Weighted average shares used in computing basic earnings per share	30,083	29,914	30,041	29,907

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.06)	$0.17	$(0.38)
(Loss) income from discontinued operations, net of tax	(0.03)	—	(0.03)	0.10

Net income (loss)	$0.04	$(0.06)	$0.14	$(0.28)

Weighted average shares used in computing diluted earnings per share	31,258	29,914	32,092	29,907

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows From Operating Activities:
Net income (loss)	$4,608	$(8,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,599	19,232
Loss (income) from discontinued operations	958	(2,912)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Restricted cash	313	1,080
Accounts receivable, billed	(5,498)	1,985
Accounts receivable, unbilled	(3,659)	2,502
Accounts payable	(398)	(5,534)
Accrued compensation	(4,199)	434
Accrued expenses	(2,490)	(3,111)
Accrued litigation settlements	—	(1,602)
Deferred revenue	2,617	(636)
Other, net	(4,847)	1,316

Net cash provided by continuing operations	5,004	4,387
Net cash (used for) provided by discontinued operations	(508)	2,943

Net cash provided by operating activities	4,496	7,330

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,591)	(2,716)
Software development costs	(5,615)	(4,630)
Proceeds from sale of property and equipment	48	1,527
Acquisitions, net of cash acquired	(1,620)	(10,857)
Other	—	(31)

Net cash used for investing activities	(12,778)	(16,707)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	681	64
Payments of debt	(53)	(57)
Deferred financing costs	—	(228)

Net cash provided by (used for) financing activities	628	(221)

Cash and Cash Equivalents:
Net change	(7,654)	(9,598)
Balance at beginning of period	36,493	30,970

Balance at end of period	$28,839	$21,372

Supplemental Disclosures:
Non-cash investing and financing activities:
Additions to capital lease obligations	$1,409	$165
Liabilities assumed in acquisitions	—	311
Common Stock issued in acquisition	—	35
Cash paid for:
Interest	$16,781	$16,680
Income taxes	763	188

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Per-Se Technologies, Inc. (the “Company”) are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K, filed March 27, 2002 with the Securities and Exchange Commission.

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

      On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. The Company’s net income/(loss), as presented in the Consolidated Statements of Operations, approximates the Company’s other comprehensive income amount, as defined, for all periods presented.

Note 2 — Earnings (Loss) Per Share

      Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$1,287	$(1,794)	$4,608	$(8,367)

Common shares outstanding:
Weighted average shares used in computing basic earnings per share	30,083	29,914	30,041	29,907
Effect of potentially dilutive stock options and warrants	1,175	— (1)	2,051	— (1)

Weighted average shares used in computing diluted earnings per share	31,258	29,914	32,092	29,907

Earnings (loss) per common share:
Basic	$0.04	$(0.06)	$0.15	$(0.28)

Diluted	$0.04	$(0.06)	$0.14	$(0.28)

(1)	The Company has excluded all stock options and warrants from the diluted loss per common share because such securities are antidilutive for 2001.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Options and warrants to purchase 3.7 million and 3.1 million shares of common stock outstanding during the three and nine months ended September 30, 2002, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

      Options and warrants to purchase 5.6 million and 3.0 million shares of common stock outstanding during the three and nine months ended September 30, 2001, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the Company’s loss from continuing operations for the period.

Note 3 — Restricted Cash

      At September 30, 2002, restricted cash primarily represents restrictions on the Company’s cash as security for letters of credit.

Note 4 — New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill and indefinite lived intangible assets to be reviewed periodically for impairment and no longer amortized. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 required companies with goodwill and indefinite lived intangible assets to complete an impairment test by June 30, 2002. The Company completed the impairment test of its goodwill and other indefinite lived intangible assets and did not identify an asset impairment as a result of the impairment test. The Company will continue to review its goodwill and other indefinite lived intangible assets annually for impairment as of December 31.

      In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. For the three months and nine months ended September 30, 2002, the Company had a reduction in amortization expense of approximately $0.4 million and $1.3 million, respectively, related to the adoption of SFAS No. 142. For the three months and nine months ended September 30, 2001, a reconciliation has been provided of previously reported net loss and net loss per share amounts. These amounts exclude the amortization expense recognized related to goodwill and intangible assets that are no longer amortized (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income (loss)	$1,287	$(1,794)	$4,608	$(8,367)
Add back:
Goodwill amortization, net of tax	—	558	—	1,735
Trademark amortization, net of tax	—	13	—	43
Workforce amortization, net of tax	—	10	—	33

Adjusted net income (loss)	$1,287	$(1,213)	$4,608	$(6,556)

Basic earnings (loss) per share:
Reported net income (loss)	$0.04	$(0.06)	$0.15	$(0.28)
Goodwill amortization, net of tax	—	0.02	—	0.06
Trademark amortization, net of tax	—	—	—	—
Workforce amortization, net of tax	—	—	—	—

Adjusted net income (loss)	$0.04	$(0.04)	$0.15	$(0.22)

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Diluted earnings (loss) per share:
Reported net income (loss)	$0.04	$(0.06)	$0.14	$(0.28)
Goodwill amortization, net of tax	—	0.02	—	0.06
Trademark amortization, net of tax	—	—	—	—
Workforce amortization, net of tax	—	—	—	—

Adjusted net income (loss)	$0.04	$(0.04)	$0.14	$(0.22)

      In December 2001, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). The Company adopted EITF 01-14 on January 1, 2002. EITF 01-14 requires companies that provide services as part of their central ongoing operations to characterize the reimbursement of out-of-pocket expenses related to those services as revenue. In prior year periods, reimbursed out-of-pocket expenses were recorded as a reduction to other operating expenses. In accordance with EITF 01-14, the Company reclassified $0.3 million and $0.9 million of reimbursed out-of-pocket expenses in the Application Software division for the three months and nine months ended September 30, 2001, respectively, from other operating expenses to revenue.

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. In addition, SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS No. 145 effective May 15, 2002, however, SFAS No. 145 did not affect the Company’s Consolidated Statements of Operations.

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

to an exit or disposal plan. The effective date of SFAS No. 146 is December 31, 2002 with early application encouraged. The Company will adopt SFAS No. 146 on December 31, 2002, however, management does not believe SFAS No. 146 will have a material effect on the Company’s Consolidated Statements of Operations.

Note 5 — Acquisitions

      On April 27, 2001, the Company acquired all of the assets of Virtual Information Systems, Inc. (“VIS”) for consideration of $7.0 million in cash. The purchase agreement also provided for a purchase price adjustment of up to $1.5 million payable in cash should VIS meet certain financial targets over the twelve months following the date of acquisition. As of December 31, 2001, the Company had recorded the purchase price adjustment of $1.5 million. During the first quarter of 2002, VIS met the financial targets in the purchase agreement and accordingly, on May 10, 2002, the payment for the purchase price adjustment of $1.5 million was made. VIS’s core product, Virtual Processing Systems, is an automated remittance processing solution for hospitals, which ensures accurate and efficient processing of cash collections and payment of denial management codes.

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

      Both the VIS and OfficeMed acquisitions were recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $5.0 million of the combined purchase price was allocated to goodwill and other indefinite-lived assets that are not being amortized. Approximately $5.2 million of the combined purchase price was allocated to finite-lived assets with 5-year lives. The additional $1.5 million VIS purchase price adjustment was allocated to goodwill and is not being amortized. The operating results of VIS and OfficeMed are included in the Company’s Consolidated Statements of Operations from the date of acquisition in the e-Health Solutions division.

Note 6 — Discontinued Operations and Divestitures

      On November 30, 1998, the Company completed the sale of its Hospital Services business segment. In 1999, the Company completed the sale of both divisions of its Impact business segment.

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

      For the period ended September 30, 2002, the Company charged $0.7 million through discontinued operations to reflect an agreement resolving an indemnification claim by NCO Group, Inc. (“NCO”), the buyer of the Company’s Hospital Services division. When NCO bought Hospital Services, the Company agreed to indemnify NCO for limited periods of time in the event NCO incurred certain damages related to Hospital Services. NCO incurred such damages in connection with an alleged environmental liability of Hospital Services, and the Company agreed to reimburse NCO for a portion of those damages, in satisfaction of the Company’s indemnification obligation. The Company paid $0.3 million to NCO on September 16, 2002. The Company intends to pay the remaining balance of $0.4 million, plus interest at the then-current prime rate, in equal payments to NCO, on the first and second anniversaries of that date.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The limited periods of time for which the Company agreed to indemnify NCO for most types of claims related to Hospital Services have passed without the assertion by NCO of any other significant claims. These limitations do not apply to a small number of other types of potential claims to which statutory limitations apply, such as those involving title to Hospital Services’ shares, taxes, and billing and coding under Medicare and Medicaid; however, management believes that such other types of claims are unlikely to occur.

      During the nine months ended September 30, 2002, the Company also incurred expenses of approximately $0.3 million, which were primarily legal costs, associated with Hospital Services and Impact. Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect the activity associated with Hospital Services and Impact as discontinued operations for all periods presented.

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

      In February 2002, the Company settled claims for alleged breach of contract arising out of a 1997 contract for billing services provided by the Physician Services division to a former client. The Company and its insurance carrier, certain underwriters at Lloyd’s of London (collectively “Lloyd’s”), each paid the plaintiff $2.0 million in cash in exchange for a release of all claims asserted against the Company. Under the terms of its insurance policy with Lloyd’s, the Company is seeking reimbursement from Lloyd’s for the $2.0 million it paid in this settlement.

      On May 30, 2002, the Company received a letter on behalf of Lloyd’s purporting to rescind various managed healthcare professional liability, or errors and omissions (“E&O”), insurance policies and directors and officers and company reimbursement (“D&O”) insurance policies (collectively the “Policies”) issued to the Company by Lloyd’s. The E&O policies were for the term of December 31, 1998, through June 30, 2002, and the D&O policies were for the term of July 1, 2000, through June 30, 2002. The purported rescission was based on allegations that the Company had failed to advise Lloyd’s about the existence of several lawsuits that were alleged to be related to the risk covered under the policies, including the lawsuit settled in February 2002 in which the Company and Lloyd’s each paid the plaintiff $2.0 million.

      On May 31, 2002, Lloyd’s filed a lawsuit against the Company seeking rescission of the E&O and D&O policies based on the allegations in its letter, dated May 30, 2002, or a declaration that coverage is unavailable for the claim related to the February 2002 settlement under the policies issued by Lloyd’s, and restitution of the $2.0 million paid by Lloyd’s on behalf of the Company in that settlement. This lawsuit is pending in the Circuit Court for Kent County, Michigan.

      On June 5, 2002, the Company filed a lawsuit against Lloyd’s seeking damages for breach of contract and breach of obligations of good faith and fair dealing, including punitive damages. The Company also seeks a declaratory judgment to enforce the E&O and D&O policies according to their terms. This lawsuit is pending in the Superior Court of the State of California for the County of Los Angeles.

      The Company believes that Lloyd’s attempt to rescind the policies is without merit, and the Company is prosecuting the matter vigorously and asserting all appropriate claims against Lloyd’s.

      The Company’s insurance coverage for both the E&O and D&O policies was scheduled to be renewed as of June 30, 2002, and the Company was in the process of actively pursuing new coverage with insurance carriers, including Lloyd’s, when the rescission notice was received from Lloyd’s. Due to the attempted rescission, the Company expedited its insurance proposal process and the Company secured new insurance coverage in mid-June. The Company believes it experienced a significant increase in insurance premiums with

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

its new policies as a result of Lloyd’s actions and is seeking reimbursement for a portion of the increased premium costs and increased deductibles in its lawsuit against Lloyd’s. Until the litigation with Lloyd’s is resolved, the Company will expense the increased insurance premiums and deductibles in the Company’s Consolidated Statements of Operations.

      The Company estimates insurance premium increases related to new insurance coverage and the cost of pursuing litigation against Lloyd’s to be approximately $3 million for the year 2002. For the three and nine months ended September 30, 2002, the Company incurred $1.3 million and $1.8 million, respectively, of these costs and, accordingly, these costs have been reflected as an expense in the Company’s Consolidated Statements of Operations.

      The Company has not received any D&O insurance claims since 1996. The Company did receive E&O insurance claims during the term of the Lloyd’s E&O insurance policies in the ordinary course of business. Over the last five years, the majority of E&O claims received by the Company were resolved with nominal or no settlement.

      Pending the outcome of the litigation with Lloyd’s, the Company will continue to vigorously defend, and will be required to fund the legal costs and any litigation settlements covered by the Lloyd’s E&O policies. The Company expects to recover these costs from Lloyd’s in accordance with the obligations of Lloyd’s under the E&O policies and, as such, has recorded and will record the amounts as non-trade accounts receivable.

      At September 30, 2002, the Company’s Other Current Assets include non-trade accounts receivable of $6.6 million related to the interim funding of legal costs and litigation settlements incurred by the Company in excess of the Lloyd’s E&O policies’ deductible that are expected to be recovered from Lloyd’s. The non-trade accounts receivable includes $3.5 million paid through September 30, 2002, and an additional obligation to be paid of $3.1 million.

      The Company believes that it has meritorious defenses to the Lloyd’s claims and that a favorable outcome is probable. The Company’s insurance is on a “claims-made” basis, which means insurance coverage is in place based on the date the claim is made, not the date(s) the services were provided and/or the products were sold. In the event that the Company is unsuccessful in the litigation with Lloyd’s, certain claims presently pending against the Company would not be covered by the Company’s new E&O insurance. Although the Company believes it will be successful in its litigation with Lloyd’s, if it is not and uninsured claims do exist, such claims, including the non-trade accounts receivable related to the interim funding of legal costs and litigation settlements, could have a material adverse effect on the Company’s financial condition and results of operations. Regardless of the outcome of the litigation with Lloyd’s, the Company’s new insurance coverage will not be affected.

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

Note 8 — Process Improvement Project

      The Company implemented a process improvement project within the Physician Services division (the “Project”). The Project installed a formalized set of productivity and quality measures, workflow processes and a management operating system in the Physician Services’ major processing centers. The Project focused on productivity improvements that result in both improved client service for the division’s clients as well as improved profitability for the division. The costs associated with the first phase of the Project were incurred during 2001 and consisted primarily of professional fees paid to outside consultants retained exclusively for implementation of the Project.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The Company incurred approximately $1.2 million and $3.4 million of expense in the three months and nine months ended September 30, 2001, respectively, during the first phase of the Project, which involved implementation in 12 processing centers. The first phase of the Project was completed in the third quarter of 2001 with all external project costs for this phase incurred as of September 30, 2001. The second phase of the Project, which began in the first quarter of 2002, was completed as of September 30, 2002 with implementation into an additional 15 processing centers. The second phase was implemented with internal resources, and therefore the Company did not incur any external project costs.

Note 9 — Non-Recurring and Other Expenses

      During the first quarter of 2001, the Company recorded a severance expense of approximately $0.6 million associated with former executive management.

Note 10 — Long-Term Debt

      Under the Indenture governing the $175 million of 9 1/2% Senior Notes due 2005 (the “Notes”), the balance of net proceeds, as defined by the Indenture governing the Notes, from the sale of any assets having a fair value in excess of $1.0 million must be invested in the Company’s business within 360 days of receipt of proceeds related to the sale or they become “excess proceeds.” If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds. As of September 30, 2002, the Company did not have excess proceeds (as defined by the Indenture governing the Notes) in excess of $10.0 million.

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

      The Credit Facility contains financial, collateral and other restrictive covenants, including, without limitation, those restricting the incurrence of additional indebtedness, creation of liens, payment of dividends, sales of assets, stock offerings, capital expenditures, cash velocity, maximum days sales outstanding and prepayment of the Notes and those requiring maintenance of minimum EBITDA and minimum fixed charge coverage, each as defined in the Credit Facility. At September 30, 2002, the Company was in compliance with all applicable covenants. The initial term of the Credit Facility is 42 months expiring on October 6, 2004. The Company and the lender can mutually agree to extend this term by 18 months if certain conditions have been met. The Company intends to use the Credit Facility, as needed, for future investments in its operations including capital expenditures, acquisitions and other general corporate purposes. The Company has not incurred any borrowings under the Credit Facility and there were no outstanding borrowings under the Credit Facility as of September 30, 2002.

Note 11 — Income Taxes

      Income tax expense, which was primarily related to state and local income taxes, was $0.2 million for the three months ended September 30, 2002, as compared to income tax expense of $0.1 million for the same period in 2001. As of September 30, 2002, the Company had a net deferred tax asset, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

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

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Information concerning the Company’s reportable operating segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Revenue:
Physician Services	$59,520	$55,488	$174,591	$167,940
Application Software	16,105	14,697	48,589	44,673
e-Health Solutions	17,632	14,988	50,474	41,811
Eliminations	(3,327)	(2,943)	(9,400)	(8,415)

	$89,930	$82,230	$264,254	$246,009

Segment operating expenses(1):
Physician Services	$52,573	$51,744	$157,547	$159,846
Application Software	14,112	13,543	41,944	41,154
e-Health Solutions	15,420	13,273	43,699	39,106
Corporate	4,246	2,684	10,688	8,364
Eliminations	(3,327)	(2,943)	(9,400)	(8,415)

	$83,024	$78,301	$244,478	$240,055

Segment operating margin(1):
Physician Services	$6,947	$3,744	$17,044	$8,094
Application Software	1,993	1,154	6,645	3,519
e-Health Solutions	2,212	1,715	6,775	2,705
Corporate	(4,246)	(2,684)	(10,688)	(8,364)

	$6,906	$3,929	$19,776	$5,954

Interest expense, net	$(4,514)	$(4,385)	$(13,476)	$(12,742)

Non-recurring and other expenses (including process improvement project expenses)
Physician Services	$—	$(1,247)	$—	$(3,405)
Corporate	—	30	—	(611)

	$—	$(1,217)	$—	$(4,016)

Income (loss) from continuing operations before income taxes	$2,392	$(1,673)	$6,300	$(10,804)

Depreciation and amortization:
Physician Services	$2,619	$2,670	$8,011	$8,536
Application Software	1,622	1,781	4,810	5,387
e-Health Solutions	1,325	1,616	4,081	4,457
Corporate	240	239	697	852

	$5,806	$6,306	$17,599	$19,232

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Capital expenditures and capitalized software development costs:
Physician Services	$852	$496	$2,925	$1,127
Application Software	1,171	1,271	3,871	3,691
e-Health Solutions	1,090	918	4,048	2,480
Corporate	41	41	362	48

	$3,154	$2,726	$11,206	$7,346

	As of

	September 30,	December 31,
	2002	2001

	(in thousands)
Identifiable assets:
Physician Services	$53,204	$55,812
Application Software	40,218	33,172
e-Health Solutions	67,508	65,713
Corporate	44,473	48,194

	$205,403	$202,891

(1)	Excludes process improvement project, non-recurring and other expenses and net interest expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three months ended September 30, 2002, as compared to three months ended September 30, 2001

      Revenue. Revenue classified by the Company’s reportable segments (“divisions”) is as follows:

	Three Months Ended
	September 30,

	2002	2001

	(in thousands)
Physician Services	$59,520	$55,488
Application Software	16,105	14,697
e-Health Solutions	17,632	14,988
Eliminations	(3,327)	(2,943)

	$89,930	$82,230

      Revenue for the Physician Services division increased approximately 7% in the three months ended September 30, 2002, as compared to the same period in 2001. There was one more business day in the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Revenue per business day for the three months ended September 30, 2002, increased by approximately 6% over the same three months of the prior year. The revenue increase is due to growth in the existing client base and new sales. The Company continued to experience client retention in the mid-90% range during the three months ended

September 30, 2002. Net backlog at September 30, 2002, was approximately $5 million, compared to approximately $1 million at June 30, 2002. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received.

      Revenue for the Application Software division increased approximately 10% for the three months ended September 30, 2002, as compared to the same period in 2001. Revenue in the division is recognized using the percentage-of-completion method of accounting, and the increase over the prior year period was primarily the result of implementations of clinical information and patient financial management software that was sold in 2001. The division ended September 30, 2002, with a backlog of approximately $45 million as compared to approximately $41 million at June 30, 2002.

      In December 2001, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF 01-14 Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). The Company adopted EITF 01-14 on January 1, 2002. EITF 01-14 requires companies that provide services as part of their central ongoing operations to characterize the reimbursement of out-of-pocket expenses related to those services as revenue. In prior periods, reimbursed out-of-pocket expenses were recorded as a reduction to other operating expenses. In accordance with EITF 01-14, the Company reclassified $0.3 million of reimbursed out-of-pocket expenses in the Application Software division for the three months ended September 30, 2001, from other operating expenses to revenue.

      Revenue for the e-Health Solutions division increased approximately 18% for the three months ended September 30, 2002, as compared to the same period in 2001. The revenue growth is a result of increased transaction volume from the division’s existing customer base and the addition of new customers.

      The e-Health Solutions division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown in Eliminations to reconcile to total consolidated revenue.

      Segment Operating Margin. Segment operating margin is net income/(loss) excluding net interest expense, income taxes and discontinued operations, net of income taxes, for all periods presented. For the three months ended September 30, 2001, segment operating margin also excluded the process improvement project expenses and non-recurring and other expenses. Segment operating margin, classified by the Company’s divisions, is as follows:

	Three Months Ended
	September 30,

	2002	2001

	(in thousands)
Physician Services	$6,947	$3,744
Application Software	1,993	1,154
e-Health Solutions	2,212	1,715
Corporate	(4,246)	(2,684)

	$6,906	$3,929

      Physician Services’ segment operating margin increased $3.2 million in the three months ended September 30, 2002, compared to the same period in 2001. The increase is due to efficiencies and cost savings realized from the productivity and other initiatives implemented, as well as revenue gains in the division.

      Application Software’s segment operating margin increased $0.8 million in the three months ended September 30, 2002, compared to the same period in 2001. The increase is attributable to the revenue increase previously discussed, as well as improved leverage on operating expenses that resulted from management’s continued focus on overall cost containment.

      e-Health Solutions’ segment operating margin increased $0.5 million in the three months ended September 30, 2002, compared to the same period in 2001. This increase is attributable to the revenue increase previously discussed as well as the decrease in goodwill amortization expense of approximately

$0.4 million related to the Company’s adoption of the FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) on January 1, 2002 (for more information refer to “Note 4 — New Accounting Pronouncements” in the Company’s Notes to Consolidated Financial Statements). The increase was negatively impacted by approximately $0.2 million related to the write-off of certain software development costs.

      The Company’s corporate overhead expenses increased $1.6 million in the three months ended September 30, 2002, compared to the same period in 2001. The increase is primarily attributable to increased insurance premiums and legal expenses of $1.3 million related to Lloyd’s attempt to rescind certain insurance policies (refer to “Note 7 — Legal Matters” in the Company’s Notes to Consolidated Financial Statements for more information).

      Interest. Net interest expense was $4.5 million for the three months ended September 30, 2002, as compared to $4.4 million for the same period in 2001. The increase is attributable to a decrease in investment rates available on short-term cash investments.

      Process Improvement Project. The Company implemented a process improvement project within the Physician Services division (the “Project”). The Project installed a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of Physician Services’ major processing centers. The Project focused on productivity improvements that result in both improved client service for the division’s clients as well as improved profitability for the division. The costs associated with the first phase of the Project during 2001 primarily consisted of professional fees paid to outside consultants retained exclusively for implementation of the Project.

      The Company incurred approximately $1.2 million of expense in the three months ended September 30, 2001, during the first phase of the Project, which involved implementation in 12 processing centers. The first phase of the Project was completed in the third quarter of 2001 with all external project costs for this phase, amounting to approximately $3.4 million, incurred as of September 30, 2001. The second phase of the Project, which began in the first quarter of 2002, was completed as of September 30, 2002, with implementation into an additional 15 processing centers. The second phase was implemented with internal resources, and therefore the Company did not incur any external project costs.

      Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was $0.2 million for the three months ended September 30, 2002, as compared to income tax expense of $0.1 million for the same period in 2001. As of September 30, 2002, the Company had a net deferred tax asset, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

Nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001

      Revenue. Revenue classified by the Company’s reportable segments (“divisions”) is as follows:

	Nine Months Ended
	September 30,

	2002	2001

	(in thousands)
Physician Services	$174,591	$167,940
Application Software	48,589	44,673
e-Health Solutions	50,474	41,811
Eliminations	(9,400)	(8,415)

	$264,254	$246,009

      Revenue for the Physician Services division increased approximately 4% in the nine months ended September 30, 2002, as compared to the same period in 2001. The increase in revenue is due to growth in the existing client base and new sales. The Company continued to experience client retention in the mid-90% range during the nine months ended September 30, 2002. Net backlog at September 30, 2002, was approximately $5 million, compared to approximately $2 million at September 30, 2001.

      Revenue for the Application Software division increased approximately 9% for the nine months ended September 30, 2002, as compared to the same period in 2001. Revenue in the division is recognized using the percentage-of-completion method of accounting, and the increase over the prior year period was primarily the result of implementations of clinical information and patient financial management software that was sold in 2001. The division ended September 30, 2002, with a backlog of approximately $45 million as compared to approximately $41 million at September 30, 2001.

      In accordance with EITF 01-14, the Company reclassified $0.9 million of reimbursed out-of-pocket expenses in the Application Software division for the nine months ended September 30, 2001, from other operating expenses to revenue.

      Revenue for the e-Health Solutions division increased approximately 21% for the nine months ended September 30, 2002, as compared to the same period in 2001. Excluding the impact of the April 2001 acquisitions of VIS and OfficeMed, the year-over-year increase in revenue would have been approximately 19%. The increase in the base business is due to increased market penetration as well as sales of additional products into the division’s existing customer base.

      The e-Health Solutions division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown in Eliminations to reconcile to total consolidated revenue.

      Segment Operating Margin. Segment operating margin is net income/(loss) excluding net interest expense, income taxes and discontinued operations, net of income taxes, for all periods presented. For the nine months ended September 30, 2001, segment operating margin also excluded the process improvement project expenses and non-recurring and other expenses. Segment operating margin, classified by the Company’s divisions, is as follows:

	Nine Months Ended
	September 30,

	2002	2001

	(in thousands)
Physician Services	$17,044	$8,094
Application Software	6,645	3,519
e-Health Solutions	6,775	2,705
Corporate	(10,688)	(8,364)

	$19,776	$5,954

      Physician Services’ segment operating margin increased $9.0 million in the nine months ended September 30, 2002, compared to the same period in 2001. The increase is due to efficiencies and cost savings realized from the productivity and other initiatives implemented, as well as revenue gains in the division.

      Application Software’s segment operating margin increased $3.1 million in the nine months ended September 30, 2002, compared to the same period in 2001. The increase is attributable to the revenue increase previously discussed, as well as improved leverage on operating expenses that resulted from management’s continued focus on overall cost containment.

      e-Health Solutions’ segment operating margin increased $4.1 million in the nine months ended September 30, 2002, compared to the same period in 2001. This increase is attributable to the revenue increase previously discussed, the impact of the VIS and OfficeMed acquisitions and the decrease in goodwill amortization expense of approximately $1.3 million related to the Company’s adoption of the SFAS No. 142

(for more information refer to “Note 4 – New Accounting Pronouncements” in the Company’s Notes to Consolidated Financial Statements).

      The Company’s corporate overhead expenses increased $2.3 million in the nine months ended September 30, 2002, compared to the same period in 2001. The increase was primarily attributable to increased insurance premiums and legal expenses of $1.8 million related to Lloyd’s attempt to rescind certain insurance policies (refer to “Note 7 — Legal Matters” in the Company’s Notes to Consolidated Financial Statements for more information).

      Interest. Net interest expense was $13.5 million for the nine months ended September 30, 2002, as compared to $12.7 million for the same period in 2001. The increase is attributable to a reduction in interest income due to a decrease in investment rates available on short-term cash investments.

      Process Improvement Project. The Company incurred approximately $3.4 million of expense in the nine months ended September 30, 2001, during the first phase of the Project, which involved implementation in 12 processing centers. The first phase of the Project was completed in the third quarter of 2001 with all external project costs for this phase, amounting to approximately $3.4 million, incurred as of September 30, 2001. The second phase of the Project, which began in the first quarter of 2002, was completed as of September 30, 2002,with implementation into an additional 15 processing centers. The second phase was implemented with internal resources, and therefore the Company did not incur any external project costs.

      Non-recurring and Other Expenses. During the first quarter of 2001, the Company recorded severance expense of approximately $0.6 million associated with former executive management.

      Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was $0.7 million for the nine months ended September 30, 2002, as compared to income tax expense of $0.5 million for the same period in 2001. As of September 30, 2002, the Company had a net deferred tax asset, which was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

Liquidity and Capital Resources

      As of September 30, 2002, the Company had working capital of $35.8 million compared to $24.3 million at December 31, 2001. The increase in working capital is primarily related to the increase in accounts receivable and the $6.6 million increase in other current assets related to the Company’s litigation with Lloyd’s (refer to “Note 7 — Legal Matters” in the Company’s Notes to Consolidated Financial Statements for more information). Restricted cash totaled $4.3 million as of September 30, 2002, and $4.4 million as of December 31, 2001. Restricted cash primarily represents restrictions on the Company’s cash as security for letters of credit. Unrestricted cash and cash equivalents totaled $28.8 million at September 30, 2002, a decrease of $7.7 million compared to December 31, 2001.

      Cash provided by continuing operations was $5.0 million in the nine months ended September 30, 2002, compared to cash provided by continuing operations in the nine months ended September 30, 2001, of $4.4 million.

      The Company used $12.8 million in cash for investing activities during the nine months ended September 30, 2002, compared to $16.7 million during the same period in 2001. The decrease in cash used for investment activities was primarily related to investments in strategic acquisitions made during the first nine months of 2001 partially offset by an increased level of capital spending in 2002.

      Cash provided by financing activities was $0.6 million in the nine months ended September 30, 2002, compared to cash used for financing activities of $0.2 million in the same period in 2001. The increase in cash was primarily attributable to proceeds from the exercise of stock options in the nine months ended

September 30, 2002, compared to deferred financing costs related to the Company initiating a credit facility in April 2001.

      For more information about the Company’s long-term debt, refer to “Note 10 — Long-Term Debt” in the Company’s Notes to Consolidated Financial Statements.

      The Company is in litigation with certain underwriters at Lloyd’s of London (“Lloyd’s”) following an attempt by Lloyd’s to rescind certain of the Company’s insurance policies (refer to “Note 7 — Legal Matters” in the Company’s Notes to Consolidated Financial Statements for more information). The Company estimates insurance premium increases related to new insurance coverage and the cost of pursuing litigation against Lloyd’s to be approximately $3 million for the year 2002. For the three and nine months ended September 30, 2002, the Company had incurred approximately $1.3 million and $1.8 million, respectively, of these costs and, accordingly, these costs have been reflected in the Company’s Consolidated Statements of Operations.

      In addition, pending the outcome of the litigation with Lloyd’s, the Company will fund the legal costs and any litigation settlements covered by the E&O policies. The Company expects to recover these costs from Lloyd’s and will reflect the amounts as a non-trade accounts receivable. As of September 30, 2002, the Company’s cash flow has been negatively impacted by $3.5 million related to these costs. The Company believes it will be successful in its litigation with Lloyd’s and, therefore, that it will recover these costs when the litigation process is complete, which the Company currently estimates to be in 2003.

      The negative impact of these items on the Company’s full year cash flow is projected to be approximately $7 million to $9 million, which consists of approximately $3 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd’s and approximately $4 million to $6 million related to the funding of legal costs and litigation settlements covered by the E&O policies. As of September 30, 2002, cash flow has been negatively impacted by approximately $5.4 million, which includes funding of legal costs and litigation settlements in excess of the policies’ deductibles and the cost of increased insurance premiums.

Forward-Looking Statements

      Certain statements included in the Notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report including but not limited to certain statements set forth under the captions “Note 6 — Discontinued Operations and Divestitures”, “Note 7 — Legal Matters,” “Note 8 — Process Improvement Project,” “Note 10 — Long-Term Debt,” “Note 11 — Income Taxes,” “Results of Operations” and “Liquidity and Capital Resources,” are “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the Company’s expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, the effect of industry and regulatory changes on the Company’s customer base, the impact of revenue backlog on future revenue, the impact of operational improvement or cost reduction initiatives, projected cost savings from such initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption “Factors That May Affect Future Results of Operations, Financial Condition or Business.” The Company disclaims any responsibility to update any forward-looking statements.

Factors That May Affect Future Results of Operations, Financial Condition or Business

Competition with Business Management Outsourcing Services Companies and In-house Providers

      The business management outsourcing business, especially surrounding the areas of billings and collections, is highly competitive. The Company competes with regional and local physician reimbursement organizations, and physician groups that provide their own business management services. Successful competition within this industry is dependent on numerous industry and market conditions. An increase in the number of competitors providing comparable services could adversely affect the Company’s ability to compete within this industry.

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

Government Regulations

      The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997, which made changes to Medicare and Medicaid, has had a significant influence on the healthcare industry due to limitations on reimbursement, resulting cost containment initiatives, and its effect on pricing and demand for capital-intensive systems. Rules under the Health Information Portability and Accountability Act of 1996 (“HIPAA”), which requires standardized electronic transaction processing and extensive security and privacy measures to ensure the protection of patient health information, also have had a significant influence. These regulatory influences affect the purchasing practices and other aspects of business operations of healthcare industry participants.

      Federal and state legislatures periodically consider programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Such proposals may affect our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s products and services.

      The Company’s medical billing and collection activities are governed by numerous federal and state civil and criminal laws. Federal and state regulators use these laws to investigate healthcare providers and companies that provide billing and collection services. In connection with these laws, the Company may be subjected to federal or state government investigations and possible penalties may be imposed upon the Company, false claims actions may have to be defended, private payers may file claims against the Company, and the Company may be excluded from Medicare, Medicaid and/or other government-funded healthcare programs.

      Federal and state civil and criminal laws also govern the collection, use, storage and disclosure of health information. The Company handles such information during the course of its activities. Federal or state governments may impose civil and criminal penalties for noncompliance with these laws. Persons who believe their health information has been misused or disclosed improperly may bring claims, and payers who believe instances of noncompliance with privacy and security standards have occurred may bring administrative sanctions or remedial actions against offending parties.

      In the past, the Company has been the subject of federal investigations, and it may become the subject of false claims litigation or additional investigations relating to its billing and collection activities. Any such proceeding or investigation could have a material adverse effect on the Company’s business.

Debt

      The Company has a significant amount of long-term indebtedness that matures in February 2005. As a result, the Company has obligations to make semiannual interest payments on that debt and to repay the entire principal amount upon maturity. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness or seek additional equity capital. The Company’s ability to make payments on its debt obligations will depend on future operating performance, which will be affected by certain conditions that are beyond the Company’s control.

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

      The Company may not be able successfully to resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, its insurance coverage, product liability coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. In the event that the Company is unsuccessful in its ongoing litigation with Lloyd’s, certain claims presently pending against the Company would not be covered by insurance (refer to “Note 7 — Legal Matters” in the Company’s Notes to Consolidated Financial Statements for more information). A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

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

Item 4.	Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report and have concluded that these disclosure controls and procedures operate effectively to support the certifications required of such officers in this report.

      There were no significant changes in internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the most recent evaluation of these internal controls.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

      The information required by this Item is included in “Note 7 — Legal Matters” of Notes to Consolidated Financial Statements in Item 1 of Part I.

Item 6.     Exhibits and Reports on Form 8-K

      (A) Exhibits

Exhibit
Number		Document

2.1	—	Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
2.2	—	Stock Purchase Agreement dated as of April 20, 1999, among Complete Business Solutions, Inc., E-Business Solutions.com, Inc., Impact Innovations Holdings, Inc. and Registrant (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
2.3	—	Stock Purchase Agreement dated as of November 4, 1999, among J3 Technology Services Corp., Impact Innovations Holdings, Inc., Impact Innovations Government Group, Inc. and Registrant (incorporated by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
2.4	—	Stock Purchase Agreement dated as of December 8, 2000, among Registrant, Health Data Services, Inc., Patient Account Management Services, Inc., and Marc Saltzberg, Raymond DelBrocco, Charles Moore, and Larry Shaw (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
2.5	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Health Data Services, Inc., Virtual Information Systems, Inc., and Paul M. Helmick and William T. Adams (incorporated by reference to Exhibit 2.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
2.6	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Per-Se Transaction Services, Inc., officemed.com LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).
3.2	—	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the 1999 Form 10-K).
4.1	—	Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee (including form of note) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 1998).
4.2	—	Warrant Agreement dated as of July 8, 1998, between Registrant and SunTrust Bank, Atlanta, as Warrant Agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A filed on July 21, 1998).
4.3	—	Settlement Agreement dated as of June 24, 1999, by and among Lori T. Caudill, William J. DeZonia, Carol T. Shumaker, Alyson T. Stinson, James F. Thacker, James F. Thacker Retained Annuity Trust, Paulanne H. Thacker Retained Annuity Trust and Borrower (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
4.4	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates) (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.5	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report of Form 10-Q for the quarter ended March 31, 2000).

Exhibit
Number		Document

4.6	—	Second Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of December 6, 2001, to be effective as of March 6, 2002 (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2001).
10.1	—	First Amendment to Credit Agreement dated as of April 6, 2001, among the Registrant, General Electric Capital Corporation, as Lender and Agent, and the other Credit Parties signatory thereto, entered into as of August 30, 2002.
10.2	—	Fourth Amendment to the Per-Se Technologies Employees’ Retirement Savings Plan.

      (B) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PER-SE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ CHRIS E. PERKINS

Chris E. Perkins
Executive Vice President and
Chief Financial Officer

By:	/s/ MARY C. CHISHOLM

Mary C. Chisholm
Vice President and Controller
(Principal Accounting Officer)

Date: November 7, 2002

CERTIFICATIONS

      I, Philip M. Pead, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Per-Se Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PHILIP M. PEAD

Philip M. Pead
President, Chief Executive Officer and
Director

Date: November 7, 2002

CERTIFICATIONS

      I, Chris E. Perkins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Per-Se Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHRIS E. PERKINS

Chris E. Perkins
Executive Vice President and
Chief Financial Officer

Date: November 7, 2002

INDEX TO EXHIBITS

Exhibit
Number		Document

2.1	—	Stock Purchase Agreement dated as of October 15, 1998, between Registrant and NCO Group, Inc. (incorporated by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
2.2	—	Stock Purchase Agreement dated as of April 20, 1999, among Complete Business Solutions, Inc., E-Business Solutions.com, Inc., Impact Innovations Holdings, Inc. and Registrant (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
2.3	—	Stock Purchase Agreement dated as of November 4, 1999, among J3 Technology Services Corp., Impact Innovations Holdings, Inc., Impact Innovations Government Group, Inc. and Registrant (incorporated by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
2.4	—	Stock Purchase Agreement dated as of December 8, 2000, among Registrant, Health Data Services, Inc., Patient Account Management Services, Inc., and Marc Saltzberg, Raymond DelBrocco, Charles Moore, and Larry Shaw (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
2.5	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Health Data Services, Inc., Virtual Information Systems, Inc., and Paul M. Helmick and William T. Adams (incorporated by reference to Exhibit 2.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
2.6	—	Asset Purchase Agreement dated as of April 27, 2001, among Registrant, Per-Se Transaction Services, Inc., officemed.com LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).
3.2	—	Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the 1999 Form 10-K).
4.1	—	Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee (including form of note) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 1998).
4.2	—	Warrant Agreement dated as of July 8, 1998, between Registrant and SunTrust Bank, Atlanta, as Warrant Agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A filed on July 21, 1998).
4.3	—	Settlement Agreement dated as of June 24, 1999, by and among Lori T. Caudill, William J. DeZonia, Carol T. Shumaker, Alyson T. Stinson, James F. Thacker, James F. Thacker Retained Annuity Trust, Paulanne H. Thacker Retained Annuity Trust and Borrower (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
4.4	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates) (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.5	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report of Form 10-Q for the quarter ended March 31, 2000).
4.6	—	Second Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of December 6, 2001, to be effective as of March 6, 2002 (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2001).
10.1	—	First Amendment to Credit Agreement dated as of April 6, 2001, among the Registrant, General Electric Capital Corporation, as Lender and Agent, and the other Credit Parties signatory thereto, entered into as of August 30, 2002.
10.2	—	Fourth Amendment to the Per-Se Technologies Employees’ Retirement Savings Plan.