Form 10-K
period 2002-12-31
PER SE TECHNOLOGIES INC
filed 2003-03-27
CIK 878556

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 2003 was approximately $188,633,069 calculated using the closing price on such date of $6.25. The number of shares outstanding of the Registrant's common stock (the "Common Stock") as of March 14, 2003, was 30,181,291.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003, are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                           PAGE OF
                                                                          FORM 10-K
                                                                          ---------
ITEM 1.    BUSINESS....................................................       1
ITEM 2.    PROPERTIES..................................................       5
ITEM 3.    LEGAL PROCEEDINGS...........................................       6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........       6
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................       8
ITEM 6.    SELECTED FINANCIAL DATA.....................................       8
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................      11
ITEM 7a    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK........................................................      28
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      28
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................      28
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      29
ITEM 11.   EXECUTIVE COMPENSATION......................................      29
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................      29
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      29
ITEM 14.   CONTROLS AND PROCEDURES.....................................      29
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.........................................................      29

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW OF THE COMPANY

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, is a provider of integrated business management outsourcing services, Internet-enabled connectivity and application software for the healthcare industry. Per-Se delivers its services and products through its three operating divisions:
Physician Services, e-Health Solutions and Application Software.

     The Physician Services division provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services focus on revenue cycle management and include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens.

     The e-Health Solutions division provides connectivity and revenue cycle management solutions to healthcare providers and payers, which help reduce administrative costs and enhance cash flows. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as an application service provider ("ASP") to physician practices and offers managed care solutions to payers in ASP, turnkey or outsourced formats.

     The Application Software division provides enterprise-wide financial, clinical and administrative software to acute care healthcare organizations, including clinical information software, patient financial management software and patient and staff scheduling systems. These applications enable healthcare organizations to optimize the quality of care delivered and the profitability of business operations.

     Per-Se markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices, hospitals and integrated healthcare delivery networks ("IDNs").

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 18 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

  PHYSICIAN SERVICES

     The healthcare industry in the United States spends approximately $1.4 trillion on an annual basis to provide patient care. Physician Services focuses on the administrative functions of hospital-affiliated physician practices, physicians practicing in academic settings and other large physician practices. There are approximately 225,000 hospital-affiliated and academic physicians in the United States. The Company estimates that these physicians represent a market opportunity of approximately $7 billion for the provision of comprehensive business management outsourcing services. Physician Services is the largest provider of comprehensive business management outsourcing services to the healthcare industry in the United States. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. Organized around medical specialties, Physician Services supports approximately 15,000 physician clients in 42 states, offering business management outsourcing services revolving around four areas: practice support services, revenue growth consulting, cost management consulting and practice security services. All of the division's services focus on improving the revenue cycle for physicians while minimizing compliance risks. Physician Services currently supports the majority of medical specialties in the hospital-based or academic market.

     The business of providing integrated business management outsourcing services is highly competitive. Physician Services competes with regional physician reimbursement organizations and with physician groups that perform their own business management services in-house. Competition among these organizations is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical services to cash while minimizing compliance risk, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, price.

  E-HEALTH SOLUTIONS

     e-Health Solutions, through The Per-Se Exchange, the third largest electronic clearinghouse (based on Company market research) in the healthcare industry, delivers dedicated electronic and Internet-based business-to-business solutions that help providers, payers and patients reduce administrative inefficiencies. The Per-Se Exchange focuses on medical transaction processing for physicians and hospitals. Its "provider-focused" solutions include electronic claims processing, electronic remittance advice transmission, real-time eligibility verification, web-based business intelligence reporting, an Internet patient portal for healthcare statement review and electronic payment processing, and high speed print and mail services. The Per-Se Exchange processes approximately 240 million transactions on an annual basis. This technology supports more than 1,400 governmental and commercial payer connections in 48 states. Other solutions include managed care/payer administration solutions; a regional, ASP-based physician practice management system for office-based physicians; and an automated accounts receivable remittance processing solution for hospitals.

     Competition in the e-Health market is based on providing solutions that enhance the revenue cycle of a physician or hospital provider. Such value-added solutions include front-end edits, web-based reporting and applications. e-Health Solutions competes against a variety of traditional electronic data interface companies and Internet healthcare technology companies. The division's clearinghouse, The Per-Se Exchange, focuses almost entirely on medical claims, in contrast to many competitors that focus on pharmacy claims.

  APPLICATION SOFTWARE

     Application Software provides a diverse, integrated suite of patient-centric, enterprise-wide software solutions that enable healthcare organizations to more effectively deliver quality care, manage resources, reduce costs, improve productivity and drive operational effectiveness.

     Application Software's products operate across the continuum of care in hospitals and IDNs and manage millions of lives online. Application Software's customers include approximately 2,000 healthcare organizations that depend on the division's solutions for many critical functions. The division's patient-centric clinical information solution, Patient1, provides computerized physician order entry capabilities and access to real-time, point-of-care clinical information with decision support. The division's patient financial management solution, Business1, provides consolidated billing capabilities coupled with contract management functionality incorporated throughout this workflow-driven product. The division's Resource1 family of scheduling products provides enterprise-wide and departmental staff and patient scheduling.

     Application Software is a market leader in several key areas of healthcare information technology, including nurse scheduling and productivity management, surgical scheduling and resource management, and enterprise-wide staff and productivity management. While the majority of the division's current customer installed base is located in the United States and Canada, the international market outside of North America is an area of focus for the division, specifically for the Patient1 clinical information system and the Resource1 suite of products. The Company has distributors or customers in the United Kingdom, Japan, Australia, Brazil and the Middle East.

     Application Software competes against a variety of information technology companies, including those marketing comprehensive, enterprise-wide health information systems as well as niche and "best-of-breed" software application vendors. Competition is based on product quality, ease of use and ease of integration of new products with other existing and planned applications. Many competitive offerings, however, operate on disparate technologies that are linked through complex interfaces. Application Software's integrated approach to its products and technologies enables it to deliver real-time, patient-centric information and process-oriented management capabilities that are critical in today's age of enterprise-wide healthcare.

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenue, segment operating margin and identifiable assets attributable to each division for each of the fiscal years ended 2002, 2001 and 2000 and as of December 31, 2002 and 2001, is presented in Note 18 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

HEALTHCARE INDUSTRY

     Per-Se's business is affected by trends in the United States healthcare industry. As healthcare expenditures have become a larger percentage of the gross domestic product, increasing focus has been placed on the administrative costs and burdens associated with the delivery of care and the incidence of medical errors. As a result, payers have sought to control costs by changing from the traditional fee-for-service reimbursement model to managed care, fixed fee and capitation arrangements. These reimbursement models, coupled with extensive regulatory control and government healthcare fraud and abuse initiatives, have resulted in a significantly more complex accounting, coding, billing and collection environment. Such industry changes create a more positive market for services and software that reduce a healthcare provider's administrative burdens, help ensure compliance in the complex regulatory environment and minimize medical coding and billing errors, while increasing reimbursement and improving the quality of care.

     Both governmental and private payers continue to restrict payments for healthcare services, using measures such as payment bundling, medical necessity edits and post-payment audits. These measures may decrease revenue to the Company's provider clients and consequently decrease revenue derived by the Company from such clients, as well as increase the cost of providing services.

     The healthcare industry continues to focus on the impact that regulations governing standards for electronic transactions, privacy and information security issued under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") have on operations and information technology solutions. HIPAA was designed to reduce administrative waste in healthcare and protect the privacy and security of patients' health information. HIPAA regulations identify and impose standards for all aspects of handling patient health information. These regulations, which are described in more detail below under the caption "Regulation," may require the Company to enhance its internal systems and software applications sold, but HIPAA may also create an increased demand for the Company's services and solutions. While the Company has incurred and will continue to incur costs to comply with HIPAA, management believes these compliance costs will not have a material impact on the Company's results of operations.

REGULATION

     Per-Se's business is subject to numerous federal and state laws, programs to combat fraud and abuse, and increasing restrictions on reimbursement for healthcare services. Each of the major federal healthcare payment programs (Medicare, Medicaid and TRICARE) has its own set of complex and sometimes conflicting regulations. The Balanced Budget Act of 1997 and HIPAA have mandated additional regulations, and many states have passed legislation addressing billing and payment for healthcare services.

     The federal government is making significant efforts to detect and eliminate healthcare fraud and abuse, particularly through its enforcement of the False Claims Act, the Medicare and Medicaid Patient and Program Protection Act of 1987 and HIPAA, all of which provide the federal government with the authority to impose both civil and criminal sanctions and penalties for submission of false claims to governmental payers. The federal government may impose civil monetary penalties up to $50,000 per offense as well as exclude a provider from participation in Medicare and other governmental healthcare programs. In addition, the False Claims Act allows a private party to bring a "qui tam" or "whistleblower" suit alleging the filing of false or fraudulent Medicare or Medicaid claims and potentially share in damages and civil penalties paid to the government. The U.S. Centers for Medicare & Medicaid Services ("CMS," formerly the Health Care Financing Administration) offers rewards for information leading to the recovery of Medicare funds, and CMS engages private contractors to detect and investigate fraudulent billing practices.

     The Company's compliance program, which is modeled after the Office of Inspector General's Compliance Program Guidance for Third-Party Medical Billing Companies, is designed and maintained to detect and prevent regulatory violations. The Company believes its compliance program is effective; however, a compliance program cannot be expected to provide absolute compliance with the law. The existence of an effective compliance program may, nevertheless, mitigate civil and criminal sanctions for certain healthcare-related offenses.

     Under HIPAA, final rules have been published regarding the standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. These rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance.

     The HIPAA rules regarding standards for electronic transactions require healthcare providers, healthcare clearinghouses and health plans that send or receive healthcare transaction data electronically to use standard data formats. The Company has modified the operations of its subsidiaries that are engaged in the electronic transmission of such data substantially to comply with HIPAA's electronic transaction standards, which have an extended compliance deadline of October 16, 2003.

     The HIPAA rules regarding privacy of patient health information require organizations that handle such information to establish safeguards regarding access, use and disclosure, and to restrict how other entities use that information. The privacy rules have a compliance deadline of April 14, 2003. The Company believes that its operations are in material compliance with the privacy rule requirements. Although the HIPAA privacy rules do not provide a private right of action for individuals, individuals could bring a privacy action under applicable state law for misuse or improper disclosure their health information.

     The HIPAA rules regarding the security of medical information became final on February 20, 2003. Under these rules, health insurers, certain healthcare providers and healthcare clearinghouses must establish procedures and mechanisms to protect the confidentiality, integrity and availability of electronic protected health information. These rules have a compliance deadline of April 21, 2005. Management believes that the costs of compliance with the HIPAA security rules will not materially impact the Company's results of operations.

EMPLOYEES

     The Company currently employs approximately 5,000 full-time and part-time employees. The Company has no labor union contracts and believes relations with its employees are satisfactory.

AVAILABLE INFORMATION

     The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the Company's website at www.per-se.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the "Commission") and are available on the Commission's website. The Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding the Company at www.sec.gov. In addition, the Company's documents that have been filed electronically with the Commission may be read and copied at the Commission's Public

Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330.

FORWARD-LOOKING STATEMENTS

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, including certain statements set forth under the captions "Healthcare Industry," "Regulation," "Legal Proceedings," "Overview of Critical Accounting Policies," "Results of Operations," "Segment Operating Margin," "Process Improvement Project," "Goodwill/Client List Impairment," "Recent Accounting Pronouncements," "Market for the Registrant's Common Equity and Related Stockholder Matters" and "Liquidity and Capital Resources," are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include the Company's expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, industry growth segments, effect of industry and regulatory changes on the Company's customer base, use of estimates for revenue recognition, bad debt accruals in reserve for doubtful accounts receivable and other estimates used for accounting purposes, corporate cost structure, the impact of operational improvement or cost reduction initiatives and associated cost savings, effect of adoption of recent accounting pronouncements, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The Company disclaims any responsibility to update any forward-looking statements.

ITEM 2.  PROPERTIES

     The Company's principal executive office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005.

PHYSICIAN SERVICES

     Physician Services' principal office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. In addition to its principal office, Physician Services operates 93 business offices throughout the United States. One of the facilities is owned. All of the remaining facilities are leased with expiration dates that vary through June 2011.

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

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 11 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-22 to F-24 .

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2002.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company:

                                                                             YEAR FIRST
NAME                              AGE               POSITION               ELECTED OFFICER
----                              ---   --------------------------------   ---------------
Philip M. Pead..................  50    President and Chief Executive           1999
                                        Officer
Chris E. Perkins................  40    Executive Vice President and            2000
                                        Chief Financial Officer of the
                                        Company
Karen B. Andrews................  48    Senior Vice President of the            2000
                                        Company and the President of the
                                        Company's Application Software
                                        division
William N. Dagher...............  39    Senior Vice President of the            2000
                                        Company and the President of the
                                        Company's e-Health Solutions
                                        division
Frank B. Murphy.................  44    Senior Vice President of the            2000
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

     Philip M. Pead has served as the President and Chief Executive Officer of the Company since November 2000. He has also been a member of Per-Se's Board of Directors since November 2000. From August 1999 to November 2000, Mr. Pead served as Executive Vice President and Chief Operating Officer of the Company. Mr. Pead joined the Company in April 1997 as a senior executive in the Application Software division and in 1999 formed the e-Health Solutions division. He served as President of the division from May 1997 until August 1999. From May 1996 to April 1997, Mr. Pead was employed by Dun & Bradstreet Software as a senior executive, with responsibility for international operations.

     Chris E. Perkins has served as Executive Vice President and Chief Financial Officer of the Company since February 2001. From April 2000 to February 2001, Mr. Perkins served as Senior Vice President of Corporate Development. Prior to joining Per-Se in April 2000, Mr. Perkins held various executive management positions with AGCO Corporation. He was appointed as AGCO's Chief Financial Officer in January 1996, after serving as Vice President of Finance and Administration for the Europe, Africa and Middle East division, and in various roles within corporate development. In July 1998, Mr. Perkins was named Vice President of AGCO's parts division, a $500 million global business unit, for which he was responsible for all operations. Mr. Perkins also spent seven years in public accounting with Arthur Andersen LLP.

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

     William N. Dagher has served as President of the e-Health Solutions division since October 2000. In this position, Mr. Dagher is responsible for the entire operations of the e-Health Solutions division. From 1998 to October 2000, Mr. Dagher was Senior Vice President of Operations for Per-Se's e-Health Solutions division and Chief Information Officer. Prior to 1998, he served for four years in various senior management positions at MedPartners, Inc. (now known as Caremark Rx, Inc.). In his four years at MedPartners, he held the positions of Vice President of Information Systems and Vice President of Mergers and Acquisitions. Prior to joining MedPartners, Mr. Dagher was Director of Client Service at Per-Se. From 1990 to 1993, he was National Director of Physician Practice Management at KPMG Peat Marwick.

     Frank B. Murphy has served as President of the Physician Services division since October 2000. In this position, Mr. Murphy is responsible for the entire operations of the Physician Services division. Mr. Murphy, who joined Per-Se in 1998, has also served as Senior Vice President, Operations, of the Physician Services division and Senior Vice President of the academic and multi-specialty services group within the Physician Services division. Before joining Per-Se, he worked in leadership roles with a strategic consulting company specializing in physician practice management, and a multi-hospital division of Charter Behavioral Health Systems. He also served as President and Chief Executive Officer of Trident Regional Health Systems in Charleston, South Carolina, a wholly owned subsidiary of Hospital Corporation of America.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PSTI."

     The prices in the table below represent the high and low sales price for the Common Stock as reported on Nasdaq for the periods presented. Such prices are based on inter-dealer bid and asked prices without markup, markdown or commissions and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2002                                   HIGH      LOW
----------------------------                                  -------   ------
First Quarter...............................................  $13.230   $9.760
Second Quarter..............................................   13.450    8.200
Third Quarter...............................................    9.930    6.810
Fourth Quarter..............................................   10.700    8.250

YEAR ENDED DECEMBER 31, 2001                                   HIGH     LOW
----------------------------                                  ------   ------
First Quarter...............................................  $7.375   $3.219
Second Quarter..............................................   8.250    5.375
Third Quarter...............................................   8.950    7.380
Fourth Quarter..............................................  10.770    7.780

     The last reported sales price of the Common Stock as reported on Nasdaq on March 14, 2003, was $6.25 per share. As of March 14, 2003, the Company's Common Stock was held by 3,363 stockholders of record.

     Per-Se has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future but intends instead to retain earnings for reinvestment in its business. The Indenture dated as of February 20, 1998, with respect to the Company's outstanding 9 1/2% Senior Notes due 2005 (see Note 9 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-20 to F-22), contains restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Per-Se for and as of each of the five fiscal years including the period ended December 31, 2002. The selected consolidated financial information of Per-Se has been derived from the audited consolidated financial statements of Per-Se. The years ended December 31, 1998 and 1999, present the operations of Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact"), as discontinued operations. Hospital

Services was sold in 1998 and Impact was sold in 1999 as part of management's plan to divest non-core business operations.

                                                      YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                       2002       2001       2000         1999         1998
                                     --------   --------   --------     --------     ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenue(1).........................  $354,054   $330,076   $311,283     $323,776     $ 352,029
Salaries and wages.................   203,263    199,254    193,952      212,940       226,894
Other operating expenses(1)........    99,154     93,620     95,639      105,839       128,389
Depreciation.......................    11,528     12,401     15,562       20,177        23,848
Amortization.......................    11,828     13,245     10,125        9,293        18,077
Interest expense...................    18,485     18,287     18,276       18,512        24,166
Interest income....................      (472)    (1,128)    (3,751)      (2,410)         (672)
Goodwill and client lists
  impairment.......................        --         --         --           --       390,641
Process improvement project........        --      3,423        501           --            --
Litigation settlements.............        --         --      1,147       24,811        35,987
Restructuring and other expenses...        --        593      2,382           --         5,191
Income tax expense (benefit).......     1,303        607       (695)        (610)       58,465
Income (loss) from continuing
  operations.......................     8,965    (10,226)   (21,855)     (64,776)     (558,957)
Net income (loss)(2)...............     7,940     (6,338)   (48,202)(3)  (33,702)     (560,214)(4)
Shares used in computing net income
  (loss) per common
  share -- basic...................    30,061     29,915     29,852       28,097        25,673
Shares used in computing net income
  (loss) per common
  share -- diluted.................    31,966     29,915     29,852       28,097        25,673
PER SHARE DATA
Income (loss) from continuing
  operations -- basic..............  $   0.30   $  (0.34)  $  (0.74)    $  (2.31)    $  (21.77)
Net income (loss) per common
  share -- basic...................  $   0.26   $  (0.21)  $  (1.62)    $  (1.20)    $  (21.82)
Income (loss) from continuing
  operations -- diluted............  $   0.28   $  (0.34)  $  (0.74)    $  (2.31)    $  (21.77)
Net income (loss) per common
  share -- diluted.................  $   0.25   $  (0.21)  $  (1.62)    $  (1.20)    $  (21.82)

                                                          AS OF DECEMBER 31,
                                        ------------------------------------------------------
                                          2002       2001       2000         1999       1998
                                        --------   --------   --------     --------   --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA
Working capital.......................  $ 31,846   $ 24,307   $ 27,179     $ 93,304   $ 86,215
Intangible assets.....................    66,743     77,268     72,695       46,446     48,241
Total assets..........................   209,471    202,891    214,126      265,017    286,721
Total debt............................   175,916    175,091    175,000      177,138    176,080
Stockholders' (deficit) equity........   (39,252)   (50,130)   (44,136)(3)    1,440      2,323

---------------

(1) In accordance with the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, the Company reclassified $1.2 million, $1.3 million, $1.6 million and $2.2 million of reimbursed out-of-pocket expenses in the e-Health Solutions and

    Application Software divisions for 2001, 2000, 1999 and 1998, respectively, from other operating expenses to revenue.

(2) Reflects the results from discontinued operations of ($1.0) million, $3.9 million, $11.3 million, $31.1 million and $7.1 million for 2002, 2001, 2000, 1999 and 1998, respectively.

(3) Reflects a $37.7 million cumulative effect of accounting change for the change in accounting for revenue pursuant to Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements, and the corresponding increase in the Company's deferred tax valuation allowance.

(4) Reflects an $8.4 million extraordinary expense for the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about circumstances that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, our products and trends in revenue, as well as other statements including words such as "anticipate," "believe" or "expect" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company disclaims any responsibility to update any forward-looking statement. Risks and uncertainties that may affect our future results and performance include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results of Operations, Financial Condition or Business" at pages 25 to 27 of this Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires goodwill and indefinite lived intangible assets to be reviewed periodically for impairment and no longer amortized. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 required companies with goodwill and indefinite lived intangible assets to complete an initial impairment test by June 30, 2002. The Company completed the impairment test of its goodwill and other indefinite lived intangible assets and did not identify an asset impairment as a result of the impairment test. Additionally, the Company completed its periodic review of its goodwill and other indefinite lived intangible assets for impairment as of December 31, 2002, and did not identify an asset impairment as a result of the review. The Company will continue to review its goodwill and other indefinite lived intangible assets annually for impairment as of December 31.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on January 1, 2002. There has been no asset impairment as a result of adoption.

     In December 2001, the FASB's Emerging Issues Task Force ("EITF") issued EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). The Company adopted EITF 01-14 on January 1, 2002. EITF 01-14 requires companies that provide services as part of their central ongoing operations to characterize the reimbursement of out-of-pocket expenses related to those services as revenue. In prior year periods, reimbursed out-of-pocket expenses were recorded as a reduction to other operating expenses. In accordance with EITF 01-14, the Company reclassified $1.2 million and $1.3 million of reimbursed out-of-pocket expenses in the e-Health Solutions and Application Software divisions for 2001 and 2000, respectively, from other operating expenses to revenue. This reclassification did not affect net income.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS No. 145 effective May 15, 2002, however, SFAS No. 145 did not affect the Company's Consolidated Statements of Operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The effective date of SFAS No. 146 is December 31, 2002. The Company adopted SFAS No. 146 on December 31, 2002, however, SFAS No. 146 did not affect the Company's Consolidated Statements of Operations.

     At the November 21, 2002, EITF meeting, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The EITF indicated that the guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on January 1, 2003, however, management does not believe EITF 00-21 will have a material effect on the Company's Consolidated Statements of Operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 were adopted by the Company on December 31, 2002.

     At December 31, 2002, the Company has four stock-based compensation plans described more fully in Note 13 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-25 to F-27. The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

OVERVIEW OF CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those accounting policies that management believes are both most important to the portrayal of the Company's financial condition and results, and/or they require management's most difficult, subjective and/or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

REVENUE RECOGNITION

     The Company's revenue is derived from products and services delivered to the healthcare industry through its three operating divisions:

          Physician Services provides business management outsourcing services to hospital-affiliated physicians, physicians in academic settings and other large physician practices. Fees for these services are primarily based on a percentage of net collections on our clients' accounts receivable. Revenue is recognized and our customers are billed when our customers receive payment on those accounts receivable. The Physician Services division does not rely, to any material extent, on estimates in the recognition of this revenue.

          e-Health Solutions delivers private and Internet-based business-to-business solutions that help healthcare providers, payers and patients reduce administrative inefficiencies. Revenue related to electronic claims and remittance advice processing and real-time eligibility verification is recognized on a per-transaction basis net of electronic claims rebates paid to connectivity partners. Revenue related to high-speed print and mail services is billed and recognized when the services are delivered. The division includes all costs of delivering the product in operating expenses. For software contracts under which the division is required to make significant production, modification or customization changes, revenue is recognized using the percentage-of-completion method over the implementation period. Less than 1% of the division's revenue was determined using percentage-of-completion accounting for the year ended December 31, 2002. Revenue related to the ASP physician practice management system is recognized as monthly subscription revenue. The e-Health Solutions division does not rely, to any material extent, on estimates in the recognition of this revenue.

          Application Software provides enterprise-wide financial, clinical and administrative software to acute care healthcare organizations. For contracts under which the division is required to make significant production, modification or customization changes, revenue is recognized using the percentage-of-completion method over the implementation period. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. An unbilled receivable is recorded when the Company recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. Software maintenance payments received in advance are deferred and recognized ratably over the term of the maintenance agreement, which is typically one year.

          The Application Software division relies on estimates of work to be completed when recognizing revenue on contracts using percentage-of-completion accounting. Because revenue could be impacted if the estimates of the extent of completion differ from actual results, periodic reviews of the estimated hours or days to complete major projects are made by the Application Software division and compared to budgeted hours or days to support the revenue recognized on that project. Approximately 40% of the division's revenue was determined using percentage-of-completion accounting for the year ended December 31, 2002.

AMORTIZATION OF INTANGIBLES

     Amortization of intangible assets includes the amortization of client lists, developed technology and software development costs (prior to the Company's adoption of SFAS No. 142 on January 1, 2002, amortization of intangible assets also included the amortization of goodwill and other indefinite lived intangible assets). The Company relies on estimates of the useful lives of these assets on which to base its amortization. The estimation of an asset's remaining useful life is determined based on the Company's historical experience, market conditions and the product or services provided. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful lives of the intangible. Additionally under SFAS No. 142, the Company evaluates whether there have been any changes that would render its intangibles impaired. Conditions that may indicate an impairment issue exists include an economic downturn or change in future operations. In the event a condition is identified that indicates an impairment might exist, an assessment is performed using a variety of methodologies including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate interest rate is utilized based on appropriate discount rates.

     During 2001, in accordance with APB No. 16, Business Combinations, the Company finalized the purchase price allocation of its most recent acquisitions, with a portion of the amount previously allocated to goodwill being reallocated to finite-lived intangible assets. The amounts reallocated to finite-lived intangible assets totaled approximately $9.2 million. Due to this reallocation, amortization expense related to these finite-lived intangibles increased $1.8 million in 2002, which was offset by a reduction in goodwill amortization of $3.5 million due to adoption of SFAS No. 142. The net reduction in amortization expense in 2002 was $1.7 million, or $0.05 per share on a diluted basis.

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

          Workforce. Workforce represents the intangible value of the workforce of businesses acquired in the e-Health Solutions division from 2000 to 2001.

          Trademarks. Trademarks represent the value of the trademarks acquired in the e-Health Solutions division from 2000 to 2001.

          SFAS No. 142 required companies with goodwill and indefinite lived intangible assets to complete an initial impairment test by June 30, 2002. The Company completed the initial impairment test of its goodwill and other indefinite lived intangible assets and did not identify an asset impairment as a result of the impairment test. Additionally, the Company performed its periodic review of its goodwill and other indefinite lived intangible assets for impairment as of December 31, 2002, and did not identify an asset impairment as a result of the review. The Company's initial impairment test and periodic review of its goodwill and other indefinite lived intangible assets were based upon an estimated discounted future cash flow analysis that included revenue and cost estimates, market growth rates and appropriate discount rates. The Company will continue to test its goodwill and other indefinite lived intangible assets annually for impairment as of December 31.

          Client Lists. Client lists represent the value of clients acquired in the Physician Services division from 1992 to 1996 and the e-Health Solutions division from 1995 to 2001. Client lists are being amortized using the straight-line method over their estimated useful lives, which range from five to ten years.

          Developed Technology. Developed technology represents the value of the systems acquired in the e-Health Solutions division from 2000 to 2001. These intangible assets are being amortized using the straight-line method over their estimated useful lives of five years.

          Software Development Costs. Software development includes costs incurred in the development or the enhancement of software developed by the e-Health Solutions and Application Software divisions for resale and the development of software for internal use.

          Software development costs related to external use software are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. External use software development costs are amortized over the greater of the ratio that current revenue bears to total and anticipated future revenue for the applicable product or straight-line method over the estimated economic lives of the assets, which are generally three to five years. The Company monitors the net realizable value of all capitalized external use software development costs to ensure that the investment will be recovered through margins from future sales.

          Software development costs related to internal use software are capitalized after: 1.) the preliminary project stage is complete; 2.) management with the relevant authority authorizes and commits to the funding of the software project; and 3.) it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs related to internal use software are expensed as incurred during the planning and post-implementation phases of development. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally five years. The estimated useful life considers the effects of obsolescence, technology, competition and other economic factors.

OTHER

     The Company is in litigation with certain underwriters at Lloyd's of London ("Lloyd's") following an attempt by Lloyd's to rescind certain of the Company's insurance policies (refer to "Note 11 Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). Pending the outcome of the litigation with Lloyd's, the Company will fund the legal costs and any litigation settlements associated with claims covered by the Lloyd's Errors & Omissions ("E&O") policies. The Company expects to recover these costs from Lloyd's and has reflected the amounts as a non-trade accounts receivable, reported as other current assets on the Company's Consolidated Balance Sheet. As of December 31, 2002, the balance of the Lloyd's non-trade account receivable was approximately $6.8 million.

     Additionally, the Company does not have:

     -- material exposure to foreign exchange fluctuations;

     -- any derivative financial instruments;

     -- any material off-balance sheet arrangements other than its operating leases disclosed in Notes 9 and 10 of Notes to Financial Statements in
        Item 8, and certain vendor financing arrangements in the ordinary course of business; or

     -- any material related party transactions.

RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

  YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Physician Services..........................................   $233,222     $223,875
e-Health Solutions..........................................     68,296       57,961
Application Software........................................     65,209       59,988
Eliminations................................................    (12,673)     (11,748)
                                                               --------     --------
                                                               $354,054     $330,076
                                                               ========     ========

     Revenue for the Physician Services division increased approximately 4% in 2002 compared to 2001. Revenue growth was attributable to the implementation of new sales combined with stability in the division's customer base. Client retention levels have remained in the Company's target of the mid-90% range for the last two years. Net revenue backlog at December 31, 2002, was approximately $4 million compared to approximately $3 million at December 31, 2001. Net backlog at September 30, 2002, was approximately $5 million. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The year over year increase in net backlog is attributable to the division's second half 2002 new sales performance. New sales were 26% higher in the second half of 2002 compared to the prior year period. The decline in net backlog from September 30, 2002, is primarily attributable to the Company's substantially higher implementation rate during the fourth quarter of 2002 as compared to the prior three quarters of 2002. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the e-Health Solutions division increased approximately 18% in 2002 compared to 2001. Excluding e-Health Solutions intersegment revenue, revenue for the division increased approximately 20% in 2002 compared to 2001. The division has achieved year-over-year double-digit revenue growth since the division became an external reportable business segment in 1999. Revenue growth in 2002 was attributable to increased revenue in the physician and hospital medical transaction processing business. This growth is evidenced by the 26% increase in transaction volume that the division achieved in 2002 over 2001. The Company believes transaction volume is a useful indicator of future growth as business is implemented into the business' recurring revenue model.

     Revenue for the Application Software division increased approximately 9% in 2002 as compared to 2001. Revenue in the division is recognized using the percentage-of-completion method of accounting, and the increase over the prior year period was primarily the result of implementations of clinical information and patient financial management software that were sold in 2001 and 2002. The division's scheduling products continue to be a significant contributor of revenue for the division, comprising approximately 57% of divisional revenue in 2002. The division's backlog at December 31, 2002, was $52 million as compared to $43 million at December 31, 2001, an increase of approximately 21%. Backlog for the division represents contracts signed with the revenue to be recognized over the future implementation period. The Company believes that backlog is a useful indicator of future revenue growth for the division.

     The e-Health Solutions division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown as Eliminations to reconcile to total consolidated revenue.

     In accordance with EITF 01-14, the Company reclassified $1.2 million of reimbursed out-of-pocket expenses in the e-Health Solutions and Application Software divisions for the year ended December 31, 2001, from other operating expenses to revenue. This reclassification did not affect net income.

     Segment Operating Margin. The Company evaluates each segment's performance based on its segment operating margin. Segment operating margin is not a Generally Accepted Accounting Principles ("GAAP") financial measure. The Company believes segment operating margin is meaningful as it excludes expenses that are not indicative of future operating performance.

     Segment operating margin may be reconciled to the GAAP measure of income
(loss) from continuing operations, by including net interest expense, the process improvement project costs, litigation settlements, restructuring and other expenses, and income taxes.

     Segment operating margin, classified by the Company's divisions, is as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Physician Services..........................................  $24,145   $12,469
e-Health Solutions..........................................    9,253     5,228
Application Software........................................    9,530     5,473
Corporate...................................................  (14,647)  (11,614)
                                                              -------   -------
                                                              $28,281   $11,556
                                                              =======   =======

     Physician Services' segment operating margin increased approximately 94% in 2002 over 2001, resulting in operating margins of approximately 10.4% versus approximately 5.6% in the prior year. The margin expansion is attributable to the incremental margins achieved on increased revenue. Additionally, the segment realized labor and cost savings from productivity initiatives in the division, such as the process improvement project, which was completed in the third quarter of 2002 (see Process Improvement Project discussion below for additional information).

     e-Health Solutions' segment operating margin increased approximately 77% in 2002 over 2001, resulting in operating margins of approximately 13.5% versus approximately 9.0% in the prior year. The margin expansion is attributable to the incremental margins achieved on increased revenue combined with operational efficiencies and cost savings gained from increased transaction volume. Excluding the reduction of amortization expense of approximately $1.7 million related to the adoption of SFAS No. 142, the division's segment operating margin was approximately 11.1%, or an increase of approximately 45% over the prior year.

     Application Software's segment operating margin increased approximately 74% in 2002 over 2001, resulting in operating margins of approximately 14.6% versus approximately 9.1% in the prior year. The margin expansion is attributable to the incremental margins achieved on increased revenue and improved leverage on operating expenses.

     The Company's corporate overhead expenses increased approximately 26% in 2002 compared to 2001. The increase was attributable to increased insurance premiums and litigation expenses of approximately $3.0 million related to the Company's former underwriters, Lloyd's of London's, attempt to rescind certain insurance policies (refer to Note 11 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-22 to F-24 for more information).

     Interest. Interest expense increased approximately $0.2 million to $18.5 million in 2002 from $18.3 million in 2001. Interest income decreased approximately 58% to $0.5 million in 2002 from $1.1 million in 2001, due to a decrease in investment rates.

     Process Improvement Project. The Company incurred approximately $3.4 million of expense in 2001, associated with the implementation of a process improvement project within the Physician Services division (the "Project"). The Project installed a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company's major processing centers. The Project focused on productivity improvements that resulted in both improved client service as well as improved profitability for the division.

     The first phase of the Project, which involved implementation in twelve of the division's larger processing centers, was completed in the third quarter of 2001 with all costs for this phase incurred as of September 30, 2001. In 2001, the costs associated with the Project primarily consisted of professional fees paid to outside consultants retained exclusively for implementation of the Project. Annualized cost savings resulting from phase one are approximately $6 million, of which, approximately $4 million were realized in 2001. The full benefit of phase one cost savings were realized in 2002.

     The second phase of the Project, which began in the first quarter of 2002, was completed as of September 30, 2002, with implementation into an additional fifteen processing centers. The second phase was implemented with internal resources, and therefore the Company did not incur any external project costs. Annualized cost savings for phase two of the Project are approximately $2.5 million, of which, approximately $1 million was realized in 2002.

     Restructuring and Other Expenses. During the first quarter of 2001, the Company recorded severance expense of approximately $0.6 million associated with former executive management.

     Income Taxes. Income tax expense, which was related to state, local, and foreign income taxes, was $1.3 million in 2002 compared to $0.6 million in 2001.

     As of December 31, 2002 and 2001, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset of $208.4 million and $207.6 million was required as of December 31, 2002, and December 31, 2001, respectively. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly. At December 31, 2002, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $402.5 million. The NOLs will expire at various dates between 2003 and 2021 (refer to Note 15 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-28 to F-30 for more information regarding NOL expiration dates and respective amounts).

     Discontinued Operations. The government division of Impact Innovations Group ("Impact") was sold on December 17, 1999, to J3 Technology Services Corp. for $46.5 million, including a favorable purchase price adjustment of $1.5 million received on March 30, 2000, based on the division's tangible net worth at closing. Additionally, the sale agreement stipulated that $1.0 million of the purchase price be put in escrow to pay potential claims. The term of the escrow expired on September 30, 2001. In October of 2001, the Company received $1.0 million in cash, which was recognized through discontinued operations.

     The Company accrued $5.3 million for the period ended September 30, 1999, through discontinued operations as a result of an agreement with SCI Management Corporation ("SCI"), a former client of the commercial division of Impact. SCI filed a complaint against the commercial division of Impact in January of 1998 seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Although the commercial division of Impact was sold effective April 15, 1999, the Company remained responsible for the SCI complaint. The Company paid $3.2 million to SCI on November 4, 1999. The Company issued a promissory note for the balance of $2.1 million bearing interest at 8.25%, which was paid on October 31, 2000. In May of 2001, the Company received an insurance settlement related to the SCI matter of approximately $3.0 million, which was recognized through discontinued operations. The Company continues to pursue claims against a former vendor of this division for damages incurred in the SCI matter.

     On November 30, 1998, the Company completed the sale of Medaphis Services Corporation ("Hospital Services") to NCO Group, Inc. ("NCO").

     For the year ended December 31, 2002, the Company charged $0.7 million through discontinued operations to reflect an agreement resolving an indemnification claim by NCO. When NCO bought Hospital Services, the Company agreed to indemnify NCO for limited periods of time in the event NCO incurred certain damages related to Hospital Services. NCO incurred such damages in connection with an alleged environmental liability of Hospital Services, and the Company agreed to reimburse NCO for a portion of those damages, in satisfaction of the Company's indemnification obligation. The Company paid $0.3 million to NCO on September 16, 2002. The Company intends to pay the remaining balance of $0.4 million, plus interest at the then-current prime rate, in equal payments to NCO, on the first and second anniversaries of that date.

     The limited periods of time for which the Company agreed to indemnify NCO for most types of claims related to Hospital Services have passed without the assertion by NCO of any other significant claims. These limitations do not apply to a small number of other types of potential claims to which statutory limitations apply, such as those involving title to Hospital Services' shares, taxes and billing and coding under Medicare and Medicaid; however, management believes that such other types of claims are unlikely to occur.

     For the years ended December 31, 2002 and 2001, the Company also incurred expenses of approximately $0.3 million and $0.1 million, respectively, which were primarily legal costs, associated with Hospital Services and Impact. Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect the activity associated with Hospital Services and Impact as discontinued operations for all periods presented.

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Physician Services..........................................   $223,875     $225,099
e-Health Solutions..........................................     57,961       35,276
Application Software........................................     59,988       61,913
Eliminations................................................    (11,748)     (11,005)
                                                               --------     --------
                                                               $330,076     $311,283
                                                               ========     ========

     Revenue for the Physician Services division declined slightly in 2001 compared to 2000. The decline is due to a high level of client-initiated discontinuances in 2000 of approximately 14%. The rampdown of revenue associated with these clients adversely affected 2001 revenue by approximately $27.1 million. This decline was partially offset by the implementation of new sales from 2000 and 2001 that resulted in revenue recognized in 2001 of approximately $16.0 million and revenue growth related to existing customers of approximately 10%. Revenue stability in 2001 was a result of the Company's intense focus on client satisfaction that resulted in client retention in the mid-90% range on a full year basis.

     The e-Health Solutions division experienced significant growth during 2001 with revenue increasing $22.7 million or approximately 64% over 2000. The increase is largely due to the acquisitions of Health Data Services, Inc. and Patient Account Management Services, Inc. ("HDS/PAMS") in December 2000, Virtual Information Systems, Inc. ("VIS") and OfficeMed.com LLC ("OfficeMed") in April 2001, as well as organic growth of 20% over the prior year.

     Revenue for the Application Software division decreased slightly in 2001. Although new sales increased approximately $20.7 million, revenue decreased due to the timing of implementations, which impact revenue recognition under percentage-of-completion accounting, and to the low backlog that was in place at the beginning of 2001. As a result, the backlog in the division increased from $28.9 million at

December 31, 2000 to $43.0 million at December 31, 2001, an increase of approximately 49%. Backlog represents contracts that have been sold and have yet to be completed.

     The e-Health Solutions division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown as Eliminations to reconcile to total consolidated revenue.

     In accordance with EITF 01-14, the Company reclassified $1.2 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively, of reimbursed out-of-pocket expenses in the e-Health Solutions and Application Software divisions, from other operating expenses to revenue. This reclassification did not affect net income.

     Segment Operating Margin. The Company evaluates each segment's performance based on its segment operating margin. Segment operating margin is not a GAAP financial measure. The Company believes segment operating margin is meaningful as it excludes expenses that are not indicative of future operating performance.

     Segment operating margin may be reconciled to the GAAP measure of income
(loss) from continuing operations, by including net interest expense, the process improvement project costs, litigation settlements, restructuring and other expenses, and income taxes.

     Segment operating margin, classified by the Company's divisions, is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Physician Services..........................................   $ 12,469      $  4,267
e-Health Solutions..........................................      5,228         3,401
Application Software........................................      5,473         2,859
Corporate...................................................    (11,614)      (14,522)
                                                               --------      --------
                                                               $ 11,556      $ (3,995)
                                                               ========      ========

     Physician Services' segment operating margin increased $8.2 million or 192% in 2001 over 2000, resulting in operating margins of approximately 5.6% versus approximately 1.9% in the prior year. The margin expansion is attributable to the cost savings realized from the productivity initiatives in the division such as the Process Improvement Project (see "Process Improvement Project" discussion on page 17 and Note 5 of Notes to Financial Statements in Item 8).

     The e-Health Solutions segment experienced growth in segment operating margin of $1.8 million or 53% in 2001 compared to 2000 resulting in operating margins of approximately 9.0% versus approximately 9.6% in the prior year. The increase in segment operating margin is attributable to the growth from recent acquisitions, which contributed $1.1 million of the increase and increased volume from existing customers, which contributed $0.7 million. The decrease in operating margin is attributable to the division's $3.4 million increase in depreciation and amortization expense in 2001 versus 2000 related to the amortization of intangible assets acquired during 2001 and the fourth quarter of 2000.

     In 2001, Application Software's segment operating margin increased $2.6 million or 91% compared to 2000, resulting in operating margins of 9.1% versus 4.6% in the prior year. The increase is attributable to reduced operating expenses that resulted from management's continued focus on productivity improvements related to implementations and on cost containment. Specific improvements occurred in salaries and wages, contract labor and travel expenses.

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

     Interest. Interest expense was $18.3 million in 2001 and 2000. Interest income decreased approximately 70% to $1.1 million in 2001 from $3.8 million in 2000 due to lower cash balances in 2001 combined with a decrease in investment rates available. The lower cash balance resulted from the Company's strategic acquisitions during 2001.

     Process Improvement Project. The Company incurred approximately $3.4 million and $0.5 million of expense in 2001 and 2000, respectively, associated with the implementation of the Project.

     Litigation Settlements. There were no material litigation settlements in 2001. In December 2000, the Company recorded an estimated litigation settlement expense of approximately $1.2 million related to a lawsuit that was pending against Medical Management Sciences, Inc. ("MMS") when the Company acquired MMS in December 1995, but which was not resolved until December 2000. In February 2001, the Company paid the full amount of the net award of approximately $1.2 million.

     Restructuring and Other Expenses. During the first quarter of 2001, the Company recorded severance expense of approximately $0.6 million associated with former executive management.

     In December 2000, the Company recorded $1.4 million of other expense related to e-Health Solutions' retirement of a software product that was replaced by a superior software product at HDS/PAMS, companies acquired by the Company in December 2000. In connection with the retirement of the software product, the Company also recorded $0.4 million of severance for approximately 20 employees associated with the retired software product who had been notified of their termination.

     The Company recorded a net expense of $0.6 million for the period ended December 31, 2000, for severance costs associated with former executive management. The expense includes a $0.3 million reduction of a prior period severance cost associated with former executive management.

     Income Taxes. Income tax expense, which was related to state and local income taxes, was $0.6 million in 2001 compared to an income tax benefit of $0.7 million in 2000 related to a state income tax refund.

     As of December 31, 2001 and 2000, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset was required as of December 31, 2001, and December 31, 2000, respectively. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

     Discontinued Operations. In 1999, the Company completed the sale of both divisions of Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999, for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million, which was paid on July 16, 1999. Final CBSI post acquisition matters were resolved in the third quarter of 2000, resulting in an additional charge to discontinued operations of $0.4 million. The government division of Impact was sold on December 17, 1999, to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000, based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million through discontinued operations. Additionally, the sale agreement stipulated that $1.0 million of the purchase price be placed in escrow to pay potential claims. The term of the escrow expired on September 30, 2001. In October of 2001, the Company received $1.0 million in cash, which was recognized through discontinued operations.

     The Company accrued $5.3 million for the period ended September 30, 1999, through discontinued operations as a result of an agreement with SCI, a former client of the commercial division of Impact. SCI filed a complaint against the commercial division of Impact in January of 1998 seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Although the commercial division of Impact was sold effective April 15, 1999, the Company remained responsible for the SCI complaint. The Company paid $3.2 million to SCI on November 4, 1999. The Company issued a promissory note for the balance of $2.1 million bearing interest at 8.25%, which was paid on October 31,

2000. In May of 2001, the Company received an insurance settlement related to the SCI matter of approximately $3.0 million, which was recognized through discontinued operations.

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on Hospital Services' final closing balance sheet and payment on certain Hospital Services accounts receivable retained by the Company. The additional consideration resulted in the recognition of an additional gain of $0.5 million, net of tax of $0.3 million, which was recognized through discontinued operations. In addition, the Company received a purchase price adjustment of $10.0 million in cash from NCO on May 5, 2000, based on Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million in the quarter ended June 30, 2000, through discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company had working capital of $31.8 million compared to $24.3 million at December 31, 2001. The increase in working capital is primarily related to an increase in unrestricted cash, accounts receivable, and a $6.8 million increase in other current assets related to recoverable amounts in conjunction with the Company's litigation with its former underwriters, Lloyd's of London (refer to "Note 11 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). The working capital increase was offset by approximately $14.8 million related to the acceptance of the Company's offer to repurchase $15.0 million of its $175 million 9 1/2% Senior Notes due February 15, 2005 (the "Notes") (see additional discussion below). Restricted cash totaled $4.3 million as of December 31, 2002, compared to $4.4 million at December 31, 2001. Restricted cash primarily represents restrictions on the Company's cash as security for the Company's letters of credit. Unrestricted cash and cash equivalents totaled $46.7 million at December 31, 2002, an increase of $10.3 million compared to December 31, 2001.

     Cash provided by continuing operations was $23.5 million in 2002 compared to cash provided by continuing operations in 2001 of $22.0 million. This improvement in cash flow was driven by improvements in operations, net of depreciation and amortization, that resulted in net income of $7.9 million in 2002 versus a net loss of $6.3 million in 2001. Operational improvements were offset by an increase in unbilled accounts receivable of approximately $5.2 million attributable to growth in the business and a difference in the timing of production versus billings under certain contracts in the Application Software division. The Company expects to invoice items in unbilled accounts receivable in 2003 as milestones are achieved under the Application Software division contracts. These improvements were also offset by the increase in other current assets of $6.8 million related to recoverable amounts in conjunction with the Company's litigation with Lloyd's.

     During 2003, the Company expects to continue to fund its working capital needs through cash provided by operations.

     The Company used $15.7 million in cash for investing activities during 2002 compared to $20.1 million during 2001. The improvement was primarily related to a $9.2 million reduction in investments related to strategic acquisitions. The Company used $1.6 million for investment in strategic acquisitions during 2002, compared to $10.8 million during 2001. This improvement was partially offset by an increase in capital spending of $3.3 million during 2002.

     Cash provided by financing activities was $2.9 million in 2002 compared to cash used of $0.3 million in 2001. The increase in cash provided by financing activities is primarily attributable to an approximately $2 million capital contribution paid to the Company in November 2002 resulting from the Company's recovery of short-swing profits from an outside stockholder in accordance with
Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) provides that any profit realized by an insider (defined as an officer, director or principal stockholder of an issuer) from any purchase and sale, or any sale and purchase, of an equity security of the issuer within any period of less than six months are recoverable by the issuer, irrespective of the intention of the insider in entering into such transaction. In addition, cash provided by proceeds from the exercise of stock options was $1.1 million in 2002 as compared to $0.3 million in 2001.

     On February 20, 1998, the Company issued the Notes. The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August
15. Interest payments commenced on August 15, 1998, and will end when the Notes mature on February 15, 2005. The Notes are redeemable at the option of the Company, in whole or in part, at any time at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest.

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

     Under the Indenture governing the Notes, the balance of net proceeds, as defined, from the sale of any assets having a fair value in excess of $1.0 million must be invested in the Company's business within 360 days of receipt of proceeds related to the sale or they become "excess proceeds." If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds. As of December 31, 2002, the Company did not have excess proceeds (as defined by the Indenture governing the Notes) in excess of $10.0 million.

     In February 2003, the Company determined that KHS would not meet the post-acquisition operational targets set in the KHS purchase agreement, and the Company reduced the portion of the KHS purchase price allocated to goodwill by approximately $5.9 million. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet. Because of this adjustment, excess proceeds (as defined by the Indenture) exceeded $10.0 million (refer to Note 9 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-20 to F-22 for more information). On February 13, 2003, the Company initiated an offer to purchase up to $15 million of the Notes at par plus accrued interest, including $13.2 million to satisfy the requirements under the Indenture for the reinvestment of excess proceeds. The Company's offer to repurchase the Notes was accepted in full, and on March 17, 2003, the Company's repurchased $15 million of the Notes at par plus accrued interest. The Company used a portion of its available cash to fund the repurchase. As a result of the repurchase, the Company reclassified $15 million of the Notes to the "current portion of long-term debt" from "long-term debt" in its December 31, 2002, Consolidated Balance Sheet.

     The Company entered into a $50 million revolving credit facility (the "Credit Facility") on April 6, 2001. Availability under the Credit Facility is determined by a borrowing base calculated based on eligible billed accounts receivable of the Company's Physician Services and e-Health Solutions divisions, as defined in the Credit Facility. The Company has the option of entering into LIBOR-based loans or index-rate loans, each as defined in the Credit Facility. LIBOR-based loans bear interest at LIBOR plus amounts ranging from 1.85% to 2.65% based on the Company's leverage ratio, as defined in the Credit Facility. Index-rate loans bear interest at rates approximating prime plus amounts ranging from 0.35% to 1.15% based on the Company's leverage ratio, as defined in the Credit Facility. In addition, the Company pays a quarterly commitment fee on the unused portion of the Credit Facility of 0.375% per annum and an annual administration fee.

     The Credit Facility contains financial, collateral and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales, stock offerings, capital expenditures, cash velocity, maximum days sales outstanding and the prepayment of the Notes and those requiring a minimum EBITDA (as defined) maintenance, fixed charge coverage and cash velocity and limiting days sales outstanding in billed accounts receivable, each as defined in the Credit Facility. The Company was in compliance with all applicable covenants as of December 31, 2002.

     The initial term of the Credit Facility is 42 months, expiring on October 6, 2004. The Company and the Lender can mutually agree to extend this term by 18 months if certain conditions have been met. The Company intends to use the Credit Facility, as needed, for future investments in its operations including capital expenditures, strategic acquisitions, debt refinancing and other general corporate purposes. The Company has not incurred any borrowings under the Credit Facility and there are no outstanding borrowings under the Credit Facility as of December 31, 2002.

     The level of the Company's indebtedness could adversely impact the Company's ability to obtain additional financing. A substantial portion of the Company's cash flow from operations could be dedicated to the payment of principal and interest on its indebtedness.

     The Company believes that its current cash flow will be sufficient to meet working capital needs and investment requirements for at least the next twelve months.

     The Company is in litigation with certain underwriters at Lloyd's following an attempt by Lloyd's to rescind certain of the Company's insurance policies (refer to "Note 11 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). For the year ended December 31, 2002, the Company incurred approximately $3.0 million of expense related to the insurance premium increases for its new insurance coverage and the cost of pursuing litigation against Lloyd's. Accordingly, these costs have been reflected in the Company's Consolidated Statements of Operations.

     In addition, pending the outcome of the litigation with Lloyd's, the Company continues to fund the legal costs and any litigation settlements associated with claims covered by the Lloyd's Errors & Omissions ("E&O") policies. The Company expects to recover these costs from Lloyd's and has reflected the amounts as a non-trade accounts receivable, reported as other current assets on the balance sheet. The negative impact of these items on the Company's 2002 cash flow was approximately $8.9 million, which consisted of approximately $3.6 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd's and approximately $5.3 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies.

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

     Potential industry and market changes that could adversely affect the Company's ability to compete for business management outsourcing services include an increase in the number of regional or national competitors providing comparable services and new alliances between healthcare providers and third-party payers in which healthcare providers are employed by such third-party payers.

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

  Major Client Projects

     The Company's Application Software division involves projects designed to reengineer customer operations through the strategic use of client/server and other advanced technologies in conjunction with the implementation of software. Failure to meet customers' expectations with respect to a major project could, possibly, have the following consequences: damage the Company's reputation and standing in this marketplace; impair its ability to attract new client/server information technology business; and inhibit its ability to collect for services performed on a project.

  Changes in the Healthcare Industry

     The markets for the Company's software and e-Health products and services as well as our business management outsourcing services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to keep pace with changes in the healthcare industry may be dependent on a variety of factors, including its ability to enhance existing products and services; introduce new products and services quickly and cost effectively; achieve market acceptance for new products and services; and respond to emerging industry standards and other technological changes.

     Competitors may develop competitive products that could adversely affect the Company's operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing our software, e-Health and billing systems going forward. The costs associated with refining, enhancing and developing these systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

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

  Government Regulations

     As discussed in Item 1 under the captions "Healthcare Industry" and "Regulation," the healthcare industry is highly regulated and is subject to changing political, economic, and regulatory influences. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act of 1997. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect the Company's business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

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

     Under HIPAA, final rules have been published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. The Company has incurred and will continue to incur costs to comply with these rules. Although management believes that future compliance costs will not have a material impact on the Company's results of operations, compliance with these rules may prove to be more costly than is anticipated. Failure to comply with such rules may subject the Company to civil and criminal penalties.

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

     Passage of HIPAA is part of a wider healthcare reform initiative. The Company expects that healthcare reform will continue to be widely debated. The Company also expects that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. The Company cannot predict whether new legislation and regulations will be enacted and, if enacted, whether such new developments will affect its business. However, the Company has made and expects to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA's impact may require the Company to make investments in new products or charge higher prices.

  Debt

     The Company has a significant amount of long-term indebtedness and, as a result, has obligations to make interest payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The Company's ability to make payments on its debt obligations will depend on future operating performance, which may be affected by certain conditions that may be beyond the Company's control.

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

     The Company may not be able successfully to resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, its insurance coverage, product liability coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. In the event that the Company is unsuccessful in its ongoing litigation with Lloyd's, certain claims presently pending against the Company would not be covered by insurance (refer to "Note
11 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). As of December 31, 2002, the Company had incurred approximately $6.8 million of costs related to claims under Lloyd's that are classified as an Other Current Asset in the Company's Consolidated Balance Sheet. As of December 31, 2002, approximately $5.3 million of these costs had been paid. If the Company is unsuccessful in its ongoing litigation with Lloyd's, the Company would be required to record a write-off of the then-current receivable related to Lloyd's. The write-off would have a minimal cash flow impact as the majority of the claims have been paid as incurred. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The Company invests excess cash in commercial paper, money market funds and other highly liquid short-term investments. Due to the limited amounts of these investments and their short-term nature, any fluctuation in the prevailing interest rates is not expected to have a material effect on the Company's financial statements.

     The Company has the option of entering into loans based on LIBOR or index rates under the Credit Facility. If the Company were to borrow amounts under the Credit Facility, the Company could experience fluctuations in the interest rates. The Company has not incurred any borrowings under the Credit Facility.

EXCHANGE RATE SENSITIVITY

     The majority of the Company's sales and expenses are denominated in U.S. dollars. As a result, the Company has not experienced any significant foreign exchange gains or losses to date. The Company conducts only limited business denominated in foreign currencies and does not expect material foreign exchange gains or losses in the future. The Company does not engage in any foreign exchange hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 14, 2001, following a competitive review and request for proposal process in which a number of nationally recognized accounting firms were requested to participate, the Company dismissed PricewaterhouseCoopers LLP as the Company's principal independent auditors and engaged Ernst & Young LLP as the Company's new principal independent auditors. The decision to change independent auditors was recommended by the Audit Committee of the Registrant's Board of Directors (the "Board") and approved by the Board. There were no disagreements with PricewaterhouseCoopers on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. This information is also included in the Company's report filed on Form 8-K on June 21, 2001, and is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers that is contained in Part I of this Report pursuant to General Instruction G of this Form 10-K, is included in the sections entitled "Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included in the sections entitled "Director and Executive Officer Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report and have concluded that these disclosure controls and procedures operate effectively to support the certifications required of such officers in this report.

     There were no significant changes in internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the most recent evaluation of these internal controls.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements

      Reports of Independent Auditors;

      Consolidated Balance Sheets -- as of December 31, 2002 and 2001;

      Consolidated Statements of Operations -- years ended December 31, 2002, 2001 and 2000;

      Consolidated Statements of Cash Flows -- years ended December 31, 2002, 2001 and 2000;

      Consolidated Statements of Stockholders' (Deficit) Equity -- years ended December 31, 2002, 2001 and 2000; and

      Notes to Consolidated Financial Statements.

   2. Financial Statement Schedules

      Included in Part IV of the report:

      Reports of Independent Auditors on Financial Statement Schedule;

      Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 2002, 2001 and 2000

      Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required.

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
 2.1    --   Stock Purchase Agreement dated as of October 15, 1998,
             between Registrant and NCO Group, Inc. (incorporated by
             reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1998).
 2.2    --   Stock Purchase Agreement dated as of April 20, 1999, among
             Complete Business Solutions, Inc., E-Business Solutions.com,
             Inc., Impact Innovations Holdings, Inc. and Registrant
             (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
 2.3    --   Stock Purchase Agreement dated as of November 4, 1999, among
             J3 Technology Services Corp., Impact Innovations Holdings,
             Inc., Impact Innovations Government Group, Inc. and
             Registrant (incorporated by reference to Exhibit 2.3 to
             Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1999).
 2.4    --   Stock Purchase Agreement dated as of December 8, 2000, among
             Registrant, Health Data Services, Inc., Patient Account
             Management Services, Inc., and Marc Saltzberg, Raymond
             DelBrocco, Charles Moore, and Larry Shaw (incorporated by
             reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 20, 2000).
 2.5    --   Asset Purchase Agreement dated as of April 27, 2001, among
             Registrant, Health Data Services, Inc., Virtual Information
             Systems, Inc., and Paul M. Helmick and William T. Adams
             (incorporated by reference to Exhibit 2.5 to Quarterly
             Report on Form 10-Q for the quarter ended March 31, 2001).
 2.6    --   Asset Purchase Agreement dated as of April 27, 2001, among
             Registrant, Per-Se Transaction Services, Inc., officemed.com
             LLC, SoftLinc, Inc., and Daniel Mansfield (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q
             for the quarter ended March 31, 2001).
 3.1    --   Restated Certificate of Incorporation of Registrant
             (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
             Form 10-K")).
 3.2    --   Restated By-laws of Registrant (incorporated by reference to
             Exhibit 3.2 to the 1999 Form 10-K).
 4.1    --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1999 Form 10-K).
 4.2    --   Form of Option Agreement relating to Registrant's Second
             Amended and Restated Non-Qualified Stock Option Plan
             (incorporated by reference to Exhibit 4.2 to the 1999 Form
             10-K).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
 4.3    --   Form of Option Agreement relating to Registrant's
             Non-Qualified Stock Option Plan for Employees of Acquired
             Companies (incorporated by reference to Exhibit 4.4 to
             Registration Statement on Form S-3, File No. 33-71552).
 4.4    --   Form of Option Agreement relating to Registrant's
             Non-Employee Director Stock Option Plan (incorporated by
             reference to Exhibit 4.5 to the 1999 Form 10-K).
 4.5    --   Form of Option Agreement relating to Registrant's
             Non-Qualified Stock Option Plan for Non-Executive Employees
             (incorporated by reference to Exhibit 4.6 to the 1999 Form
             10-K).
 4.6    --   Form of Option Agreement relating to Registrant's Restricted
             Stock Plan (incorporated by reference to Exhibit 4.5 to
             Annual Report on Form 10-K for the year ended December 31,
             1995 (the "1995 Form 10-K")).
 4.7    --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
             (including form of note) (incorporated by reference to
             Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
             1998).
 4.8    --   Warrant Agreement dated as of July 8, 1998, between
             Registrant and SunTrust Bank, Atlanta, as Warrant Agent
             (including form of warrant certificate) (incorporated by
             reference to Exhibit 4.2 to Registration Statement on Form
             8-A filed on July 21, 1998).
 4.9    --   Settlement Agreement dated as of June 24, 1999, by and among
             Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
             Alyson T. Stinson, James F. Thacker, James F. Thacker
             Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
             Trust and Borrower (incorporated by reference to Exhibit
             10.1 to Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1999).
 4.10   --   Rights Agreement dated as of February 11, 1999, between
             Registrant and American Stock Transfer & Trust Company
             (including form of rights certificates) (incorporated by
             reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
 4.11   --   First Amendment to Rights Agreement dated as of February 11,
             1999, between Registrant and American Stock Transfer & Trust
             Company, entered into as of May 4, 2000 (incorporated by
             reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
             for the quarter ended March 31, 2000).
 4.12   --   Second Amendment to Rights Agreement dated as of February
             11, 1999, between Registrant and American Stock Transfer &
             Trust Company, entered into as of December 6, 2001, to be
             effective as of March 6, 2002 (incorporated by reference to
             Exhibit 4.12 to Annual Report on Form 10-K for the year
             ended December 31, 2001 (the "2001 Form 10-K")).
 4.13   --   Third Amendment to Rights Agreement dated as of February 11,
             1999, between Registrant and American Stock Transfer & Trust
             Company, entered into as of March 10, 2003.
10.1    --   Credit Agreement dated as of April 6, 2001, among the
             Registrant, as Borrower, certain subsidiaries of the
             Registrant, as the other Credit Parties, the lenders
             signatory thereto from time to time, as Lenders, and General
             Electric Capital Corporation, as Agent and Lender
             (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2001).
10.2    --   First Amendment to Credit Agreement dated as of April 6,
             2001, among the Registrant, General Electric Capital
             Corporation, as Lender and Agent, and the other Credit
             Parties signatory thereto, entered into as of August 30,
             2002 (incorporated by reference to Exhibit 10.1 to Quarterly
             Report of Form 10-Q for the quarter ended September 30,
             2002).
10.3    --   Second Amended and Restated Per-Se Technologies, Inc.
             Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K).
10.4    --   First Amendment to Second Amended and Restated Per-Se
             Technologies, Inc. Non-Qualified Stock Option Plan
             (incorporated by reference to Exhibit 10.45 to the 1999 Form
             10-K).
10.5    --   Registrant's Non-Qualified Stock Option Plan for Employees
             of Acquired Companies (incorporated by reference to Exhibit
             99.1 to Registration Statement on Form S-8, File No.
             33-67752).
10.6    --   First Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99 to Registration Statement on Form
             S-8, File No. 33-71556).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
10.7    --   Second Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99 to Registration Statement on Form
             S-8, File No. 33-88442).
10.8    --   Third Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.14 to the 1995 Form 10-K).
10.9    --   Fourth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99.2 to Registration Statement on Form
             S-8, File No. 333-3213).
10.10   --   Fifth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99.1 to Registration Statement on Form
             S-8, File No. 333-07627).
10.11   --   Sixth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).
10.12   --   Seventh Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by.
             reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).
10.13   --   Eighth Amendment to Registrant's Non-Qualified Stock Option
             Plan For Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.12 to the 1999 Form 10-K).
10.14   --   Ninth Amendment to Registrant's Non-Qualified Stock Option
             Plan For Employees of Acquired Companies (incorporated by.
             reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).
10.15   --   Tenth Amendment to Registrant's Non-Qualified Stock Option
             Plan For Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.1 to Quarterly Report of Form 10-Q for the quarter ended June 30, 2002).
10.16   --   Registrant's Non-Employee Director Stock Option Plan, dated as of August 12, 1994 (incorporated by reference to Exhibit
             10.2 to Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1994).
10.17   --   First Amendment to Registrant's Non-Employee Director Stock
             Option Plan (incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).
10.18   --   Second Amendment to Registrant's Non-Employee Director Stock
             Option Plan (incorporated by reference to Exhibit 10.1 to
             Quarterly Report on Form 10-Q for the quarter ended March
             31, 1999).
10.19   --   Third Amendment to Registrant's Non-Employee Director Stock
             Option Plan (incorporated by reference to Exhibit 10.16 to the 1999 Form 10-K).
10.20   --   Fourth Amendment to Registrant's Non-Employee Director Stock
             Option Plan (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).
10.21   --   Registrant's Non-Qualified Stock Option Plan for
             Non-Executive Employees (incorporated by reference to
             Exhibit 10.23 to the 1996 Form 10-K).
10.22   --   First Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
10.23   --   Second Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).
10.24   --   Third Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to the 1997 Form 10-K).
10.25   --   Fourth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).
10.26   --   Fifth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.28 to the 1997 Form 10-K).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
10.27   --   Sixth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.32 to the 1998 Form 10-K).
10.28   --   Seventh Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K).
10.29   --   Eighth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to the 2000 Form 10-K).
10.30   --   Ninth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2002).
10.31   --   Tenth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees.
10.32   --   Restricted Stock Plan of the Registrant, dated as of August
             12, 1994 (incorporated by reference to Exhibit 10.2 to
             Registration Statement on Form S-4, File No. 33-88910).
10.33   --   The Per-Se Technologies Employees' Retirement Savings Plan
             (incorporated by reference to Exhibit 10.26 to the 1999 Form
             10-K).
10.34   --   First Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.29 to the 2000 Form 10-K).
10.35   --   Second Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2001).
10.36   --   Third Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.1 to Quarterly Report on Form 10-Q for the
             quarter ended September 30, 2001).
10.37   --   Fourth Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended September 30, 2002).
10.38   --   Fifth Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan.
10.39   --   Retirement Savings Trust (incorporated by reference to
             Exhibit 10.10 to Registration Statement on Form S-1, File
             No. 33-42216).
10.40   --   Registrant's Deferred Compensation Plan (incorporated by
             reference to Exhibit 99 to Registration Statement on Form
             S-8, Registration No. 33-90874).
10.41   --   First Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.2 to Quarterly
             Report on Form 10-Q for the quarter ended September 30,
             1997).
10.42   --   Second Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.3 to Quarterly
             Report on Form 10-Q for the quarter ended September 30,
             1997).
10.43   --   Third Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.76 to the 1997 Form
             10-K).
10.44   --   Fourth Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.32 to the 1999 Form
             10-K).
10.45   --   Fifth Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.36 to the 2000 Form
             10-K).
10.46   --   Per-Se Technologies, Inc. Executive Deferred Compensation
             Plan effective as of January 1, 2002 (incorporated by
             reference to Exhibit 10.40 to the 2001 Form 10-K).
10.47   --   Per-Se Technologies, Inc. Non-Qualified Deferred
             Compensation Plan Trust Agreement dated as of February 12,
             2002, between Registrant and Merrill Lynch Trust Company,
             FSB (incorporated by reference to Exhibit 10.1 to Quarterly
             Report on Form 10-Q for the quarter ended March 31, 2002).
10.48   --   Written description of Registrant's Non-Employee Director
             Compensation Plan.
10.49   --   Per-Se Technologies, Inc. Deferred Stock Unit Plan
             (incorporated by reference to Exhibit 10.44 to the 2001 Form
             10-K).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
10.50   --   First Amendment to Per-Se Technologies, Inc. Deferred Stock
             Unit Plan (incorporated by reference to Exhibit 10.3 to
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             2002).
10.51   --   Per-Se Technologies, Inc. Deferred Stock Unit Plan Trust
             Agreement dated as of May 1, 2002, between Registrant and
             Merrill Lynch Trust Company, FSB (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2002).
10.52   --   Registrant's Long Term Incentive Plan (incorporated by
             reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.53   --   Employment Agreement dated November 19, 1996, between
             Registrant and David E. McDowell (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
10.54   --   Amendment Number 1 to Employment Agreement between
             Registrant and David E. McDowell, dated October 20, 1999
             (incorporated by reference to Exhibit 10.37 to the 1999 Form
             10-K).
10.55   --   Employment Agreement dated as of November 13, 2000, between
             Registrant and Philip M. Pead (incorporated by reference to
             Exhibit 10.42 to the 2000 Form 10-K).
10.56   --   Employment Agreement dated April 14, 2000, between
             Registrant and Chris E. Perkins (incorporated by reference to Exhibit 10.43 to the 2000 Form 10-K).
10.57   --   Amendment Number 1 to Employment Agreement between
             Registrant and Chris E. Perkins, dated as of February 7,
             2001 (incorporated by reference to Exhibit 10.44 to the 2000
             Form 10-K).
10.58   --   Employment Agreement dated January 30, 1998, between
             Registrant and William Dagher (incorporated by reference to
             Exhibit 10.45 to the 2000 Form 10-K).
10.59   --   Employment Agreement dated June 5, 1998, between Registrant and Frank B. Murphy (incorporated by reference to Exhibit
             10.46 to the 2000 Form 10-K).
10.60   --   Employment Agreement dated as of March 22, 2001, between
             Registrant and Karen B. Andrews (incorporated by reference to Exhibit 10.48 to the 2000 Form 10-K).
10.61   --   Corporate Integrity Agreement between the Office of the
             Inspector General of the Department of Health and Human
             Services and Registrant (incorporated by reference to
             Exhibit 10.4 to Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1998).
21      --   Subsidiaries of Registrant.
23.1    --   Consent of Ernst & Young LLP.
23.2    --   Consent of PricewaterhouseCoopers LLP.

---------------

The exhibits, which are referenced in the above documents, are hereby incorporated by reference. Such exhibits have been omitted for purposes of this filing but will be furnished supplementary to the Commission upon request.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

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

                                          PER-SE TECHNOLOGIES, INC.
                                           (Registrant)

                                          By:     /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer

                                                 /s/ MARY C. CHISHOLM
                                          --------------------------------------
                                                     Mary C. Chisholm
                                              Vice President and Controller
                                              (Principal Accounting Officer)

Date: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              /s/ DAVID E. MCDOWELL                        Chairman and Director          March 27, 2003
 ------------------------------------------------
                David E. Mcdowell


                /s/ PHILIP M. PEAD                   President, Chief Executive Officer   March 27, 2003
 ------------------------------------------------               and Director
                  Philip M. Pead


               /s/ CHRIS E. PERKINS                  Executive Vice President and Chief   March 27, 2003
 ------------------------------------------------            Financial Officer
                 Chris E. Perkins


               /s/ MARY C. CHISHOLM                    Vice President and Controller      March 27, 2003
 ------------------------------------------------      (Principal Accounting Officer)
                 Mary C. Chisholm


                 /s/ CRAIG MACNAB                                 Director                March 27, 2003
 ------------------------------------------------
                   Craig Macnab


           /s/ DAVID R. HOLBROOKE, M.D.                           Director                March 27, 2003
 ------------------------------------------------
             David R. Holbrooke, M.D.


           /s/ STEPHEN A. GEORGE, M.D.                            Director                March 27, 2003
 ------------------------------------------------
             Stephen A. George, M.D.


                 /s/ JOHN C. POPE                                 Director                March 27, 2003
 ------------------------------------------------
                   John C. Pope


            /s/ C. CHRISTOPHER TROWER                             Director                March 27, 2003
 ------------------------------------------------
              C. Christopher Trower

                                 CERTIFICATIONS

I, Philip M. Pead, certify that:

     1. I have reviewed this annual report on Form 10-K of Per-Se Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ PHILIP M. PEAD
                                          --------------------------------------
                                                      Philip M. Pead
                                          President, Chief Executive Officer and
                                                         Director

Date: March 27, 2003

                                 CERTIFICATIONS

I, Chris E. Perkins, certify that:

     1. I have reviewed this annual report on Form 10-K of Per-Se Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ CHRIS E. PERKINS
                                          --------------------------------------
                                                     Chris E. Perkins
                                            Executive Vice President and Chief
                                                    Financial Officer

Date: March 27, 2003

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Per-Se Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Per-Se Technologies, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Per-Se Technologies, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and indefinite lived intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of presenting reimbursements of out-of-pocket expenses in the statement of operations upon adoption of Emerging Issues Task Force Issue 01-14, "Income Statement Characterization of Reimbursements received for
'Out-of-Pocket' Expenses Incurred."

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
February 7, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Per-Se Technologies, Inc.:

In our opinion, the consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Per-Se Technologies, Inc. and its subsidiaries ("the Company") for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 5, 2001

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PAR
                                                                     VALUE DATA)
Current Assets:
  Cash and cash equivalents.................................   $  46,748     $  36,493
  Restricted cash...........................................       4,296         4,419
                                                               ---------     ---------
          Total cash and cash equivalents...................      51,044        40,912
  Accounts receivable, billed (less allowances of $4,600 and
     $5,144, respectively)..................................      46,234        45,719
  Accounts receivable, unbilled (less allowances of $884 and
     $1,345, respectively)..................................       8,880         4,150
  Other.....................................................      11,478         5,000
                                                               ---------     ---------
          Total current assets..............................     117,636        95,781
Property and equipment, net of accumulated depreciation.....      21,607        25,012
Other intangible assets, net of accumulated amortization....      34,194        38,960
Goodwill, net of accumulated amortization...................      32,549        38,308
Other.......................................................       3,485         4,830
                                                               ---------     ---------
          Total assets......................................   $ 209,471     $ 202,891
                                                               =========     =========
Current Liabilities:
  Accounts payable..........................................   $   3,572     $   6,085
  Accrued compensation......................................      23,018        23,884
  Accrued expenses..........................................      23,203        21,705
  Current portion of long-term debt.........................      15,124            --
                                                               ---------     ---------
                                                                  64,917        51,674
  Deferred revenue..........................................      20,873        19,800
                                                               ---------     ---------
          Total current liabilities.........................      85,790        71,474
Long-term debt..............................................     160,792       175,091
Other obligations...........................................       2,141         6,456
                                                               ---------     ---------
          Total liabilities.................................     248,723       253,021
                                                               ---------     ---------
Commitments and contingencies (Notes 10 and 11)
  Stockholders' Deficit:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................          --            --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     30,163 and 29,969 issued and outstanding as of December
     31, 2002 and December 31, 2001, respectively...........         302           300
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................          --            --
  Paid-in capital...........................................     778,021       774,983
  Warrants..................................................       1,495         1,495
  Accumulated deficit.......................................    (818,553)     (826,493)
  Treasury stock at cost, 90 shares as of December 31, 2002
     and none as of December 31, 2001.......................      (1,045)           --
  Deferred stock unit plan obligation.......................       1,045            --
  Accumulated other comprehensive loss......................        (517)         (415)
                                                               ---------     ---------
          Total stockholders' deficit.......................     (39,252)      (50,130)
                                                               ---------     ---------
          Total liabilities and stockholders' deficit.......   $ 209,471     $ 202,891
                                                               =========     =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.....................................................   $354,054      $330,076      $311,283
                                                               --------      --------      --------
Salaries and wages..........................................    203,263       199,254       193,952
Other operating expenses....................................     99,154        93,620        95,639
Depreciation................................................     11,528        12,401        15,562
Amortization................................................     11,828        13,245        10,125
Interest expense............................................     18,485        18,287        18,276
Interest income.............................................       (472)       (1,128)       (3,751)
Process improvement project.................................         --         3,423           501
Litigation settlements......................................         --            --         1,147
Restructuring and other expenses............................         --           593         2,382
                                                               --------      --------      --------
          Total expenses....................................    343,786       339,695       333,833
                                                               --------      --------      --------
Income (loss) before income taxes...........................     10,268        (9,619)      (22,550)
Income tax expense (benefit)................................      1,303           607          (695)
                                                               --------      --------      --------
Income (loss) from continuing operations....................      8,965       (10,226)      (21,855)
                                                               --------      --------      --------
(Loss) income from discontinued operations, net of tax......     (1,025)        3,888        11,337
                                                               --------      --------      --------
Income (loss) before cumulative effect of accounting
  change....................................................      7,940        (6,338)      (10,518)
Cumulative effect of accounting change, net of tax..........         --            --       (37,684)
                                                               --------      --------      --------
          Net income (loss).................................   $  7,940      $ (6,338)     $(48,202)
                                                               ========      ========      ========
Net income (loss) per common share -- basic:
  Income (loss) from continuing operations..................   $   0.30      $  (0.34)     $  (0.74)
  (Loss) income from discontinued operations, net of tax....      (0.04)         0.13          0.38
  Cumulative effect of accounting change, net of tax........         --            --         (1.26)
                                                               --------      --------      --------
          Net income (loss) per common share -- basic.......   $   0.26      $  (0.21)     $  (1.62)
                                                               ========      ========      ========
Shares used in computing net income (loss) per common
  share -- basic............................................     30,061        29,915        29,852
                                                               ========      ========      ========
Net income (loss) per common share -- diluted:
  Income (loss) from continuing operations..................   $   0.28      $  (0.34)     $  (0.74)
  (Loss) income from discontinued operations, net of tax....      (0.03)         0.13          0.38
  Cumulative effect of accounting change, net of tax........         --            --         (1.26)
                                                               --------      --------      --------
          Net income (loss) per common share -- diluted.....   $   0.25      $  (0.21)     $  (1.62)
                                                               ========      ========      ========
Shares used in computing net income (loss) per common
  share -- diluted..........................................     31,966        29,915        29,852
                                                               ========      ========      ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002      2001       2000
                                                              --------   -------   --------
                                                                     (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income (loss).........................................  $  7,940   $(6,338)  $(48,202)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Depreciation and amortization...........................    23,356    25,646     25,687
    Discontinued operations.................................     1,025    (3,888)   (11,337)
    Impairment loss on long-lived assets....................        --        --      1,185
    Cumulative effect of accounting change..................        --        --     37,684
    Changes in assets and liabilities, excluding effects of
       acquisitions and divestitures:
       Restricted cash......................................       372     2,008     (1,002)
       Accounts receivable, billed..........................      (524)    6,883     (5,834)
       Accounts receivable, unbilled........................    (5,164)    1,637       (503)
       Accounts payable.....................................    (2,514)   (4,929)       760
       Accrued compensation.................................       (92)    5,232     (3,207)
       Accrued expenses.....................................     3,024    (1,699)    (6,650)
       Accrued litigation settlements.......................        --    (1,602)    (2,441)
       Deferred revenue.....................................     1,312    (2,436)     2,667
       Other, net...........................................    (5,193)    1,520      2,477
                                                              --------   -------   --------
       Net cash provided by (used for) continuing
         operations.........................................    23,542    22,034     (8,716)
       Net cash (used for) provided by discontinued
         operations.........................................      (575)    3,919     (2,100)
                                                              --------   -------   --------
         Net cash provided by (used for) operating
            activities......................................    22,967    25,953    (10,816)
                                                              --------   -------   --------
Cash Flows From Investing Activities:
  Purchases of property and equipment.......................    (7,076)   (4,836)   (18,801)
  Software development costs................................    (6,992)   (5,940)    (6,137)
  Proceeds from sale of property and equipment..............        50     1,537      5,658
  Net proceeds from sale of subsidiaries....................        --        --     11,337
  Acquisitions, net of cash acquired........................    (1,640)  (10,846)   (25,193)
  Other.....................................................        --       (31)        --
                                                              --------   -------   --------
         Net cash used for investing activities.............   (15,658)  (20,116)   (33,136)
                                                              --------   -------   --------
Cash Flows From Financing Activities:
  Proceeds from issuance of stock...........................        --        --        298
  Proceeds from the exercise of stock options...............     1,071       299        379
  Repayments of debt........................................       (94)      (74)       (38)
  Deferred financing costs/debt issuance costs..............        --      (539)       (71)
  Capital contribution (see Note 1).........................     1,969        --         --
                                                              --------   -------   --------
         Net cash provided by (used for) financing
            activities......................................     2,946      (314)       568
                                                              --------   -------   --------
Cash and Cash Equivalents:
  Net change................................................    10,255     5,523    (43,384)
  Balance at beginning of period............................    36,493    30,970     74,354
                                                              --------   -------   --------
  Balance at end of period..................................  $ 46,748   $36,493   $ 30,970
                                                              ========   =======   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                                               ACCUMULATED     DEFERRED                   TOTAL
                                                                                  OTHER         STOCK                 STOCKHOLDERS'
                       COMMON    COMMON   PAID-IN    ACCUMULATED              COMPREHENSIVE   UNIT PLAN    TREASURY     (DEFICIT)
                       SHARES    STOCK    CAPITAL      DEFICIT     WARRANTS   (LOSS)/INCOME   OBLIGATION    STOCK        EQUITY
                      --------   ------   --------   -----------   --------   -------------   ----------   --------   -------------
                                                                     (IN THOUSANDS)
BALANCE AT DECEMBER
  31, 1999..........   29,575     $296    $771,864    $(771,953)    $1,495        $(262)        $   --     $    --      $  1,440
Net loss............       --       --          --      (48,202)        --           --             --          --       (48,202)
Foreign currency
  translation
  adjustment........       --       --          --           --         --         (118)            --          --          (118)
                                                                                                                        --------
TOTAL COMPREHENSIVE
  LOSS..............                                                                                                     (48,320)
Issuance of common
  stock.............       42       --         298           --         --           --             --          --           298
Issuance of common
  stock in
  acquisitions......      236        2       1,998           --         --           --             --          --         2,000
Exercise of stock
  options...........       48        1         378           --         --           --             --          --           379
Other...............        1       --          65           --                       2                                       67
                       ------     ----    --------    ---------     ------        -----         ------     -------      --------
BALANCE AT DECEMBER
  31, 2000..........   29,902      299     774,603     (820,155)     1,495         (378)            --          --       (44,136)
Net loss............       --       --          --       (6,338)        --           --             --          --        (6,338)
Foreign currency
  translation
  adjustment........       --       --          --           --         --          (37)            --          --           (37)
                                                                                                                        --------
TOTAL COMPREHENSIVE
  LOSS..............                                                                                                      (6,375)
Issuance of common
  stock in
  acquisitions......        5       --          35           --         --           --             --          --            35
Exercise of stock
  options...........       62        1         295           --         --           --             --          --           296
Other...............       --       --          50           --         --           --             --          --            50
                       ------     ----    --------    ---------     ------        -----         ------     -------      --------
BALANCE AT DECEMBER
  31, 2001..........   29,969      300     774,983     (826,493)     1,495         (415)            --          --       (50,130)
Net income..........       --       --          --        7,940         --           --             --          --         7,940
Foreign currency
  translation
  adjustment........       --       --          --           --         --         (102)            --          --          (102)
                                                                                                                        --------
TOTAL COMPREHENSIVE
  INCOME............                                                                                                       7,838
Exercise of stock
  options...........      194        2       1,069           --         --           --             --          --         1,071
Deferred stock unit
  plan activity.....       --       --          --           --         --           --          1,045      (1,045)           --
Capital contribution
  (see Note 1)......       --       --       1,969           --         --           --             --          --         1,969
                       ------     ----    --------    ---------     ------        -----         ------     -------      --------
BALANCE AT DECEMBER
  31, 2002..........   30,163     $302    $778,021    $(818,553)    $1,495        $(517)        $1,045     $(1,045)     $(39,252)
                       ======     ====    ========    =========     ======        =====         ======     =======      ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of Per-Se Technologies, Inc. and its subsidiaries ("Per-Se" or the "Company"). The e-Health Solutions division revenue includes intersegment revenue for services provided to the Physician Services division, which has been eliminated in total consolidated revenue. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Per-Se completed the sale of Impact Innovations Group ("Impact") in 1999. See Note 3 for further discussion of the Company's discontinued operations.

     Recent Accounting Pronouncements. In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on January 1, 2002. There has been no asset impairment as a result of adoption.

     In December 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). The Company adopted EITF 01-14 on January 1, 2002. EITF 01-14 requires companies that provide services as part of their central ongoing operations to characterize the reimbursement of out-of-pocket expenses related to those services as revenue. In prior year periods, reimbursed out-of-pocket expenses were recorded as a reduction to other operating expenses. In accordance with EITF 01-14, the Company reclassified $1.2 million and $1.3 million of reimbursed out-of-pocket expenses in the e-Health Solutions and Application Software divisions for 2001 and 2000, respectively, from other operating expenses to revenue. This reclassification did not affect net income.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS No. 145 effective May 15, 2002, however, SFAS No. 145 did not affect the Company's Consolidated Statements of Operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The effective date of SFAS No. 146 is December 31, 2002. The

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Company adopted SFAS No. 146 on December 31, 2002, however, SFAS No. 146 did not affect the Company's Consolidated Statements of Operations.

     At the November 21, 2002, EITF meeting, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The EITF indicated that the guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on January 1, 2003, however, management does not believe EITF 00-21 will have a material effect on the Company's Consolidated Statements of Operations.

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

          Bad debt estimates. The Company relies on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on the historical experience of the Company and the industry in which it operates. If the financial condition of the Company's customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company actively reviews its accounts receivable and does not believe actual results will vary materially from the Company's estimates.

          Accrued expenses. The Company relies on estimates to determine the amounts that are recorded in accrued expenses. Estimates of requirements for legal services in pending matters and to meet regulatory demands within our business and industry are used to accrue legal expenses. Income tax accruals are made using estimates based on historical experience of the Company, prevailing tax rates and the current business environment. Restructuring and severance cost accruals are made using estimates of the costs required to effect the desired change within the Company.

     Revenue Recognition. The Company's revenue is derived from products and services delivered to the healthcare industry through its three operating divisions:

          Physician Services provides business management outsourcing services to hospital-affiliated physicians, physicians in academic settings and other large physician practices. Fees for these services are primarily based on a percentage of net collections on our clients' accounts receivable. Revenue is recognized and our customers are billed when our customers receive payment on those accounts receivable. The Physician Services division does not rely, to any material extent, on estimates in the recognition of this revenue.

          e-Health Solutions delivers dedicated and Internet-based business-to-business solutions that help healthcare providers, payers and patients reduce administrative inefficiencies. Revenue related to electronic claims and remittance advice processing and real-time eligibility verification is recognized on a per transaction basis net of electronic claims rebates paid to connectivity partners. Revenue related to high-speed print and mail services is billed and recognized when the services are delivered and includes all costs of delivering the product; the division includes all costs of delivering the product in operating expenses. For software contracts under which the division is required to make significant

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES production, modification or customization changes, revenue is recognized using the percentage-of-completion method over the implementation period. Less than 1% of the division's revenue is determined using percentage-of-completion accounting for the year ended December 31, 2002. Revenue related to the application service provider ("ASP") physician practice management system is recognized as monthly subscription revenue.

          Application Software provides enterprise-wide financial, clinical and administrative software to acute care healthcare organizations. For contracts under which the division is required to make significant production, modification or customization changes, revenue using the percentage-of-completion method over the implementation period. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and are recognized as revenue upon shipment or fulfillment of significant vendor obligations. An unbilled receivable is recorded when the Company recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. Software maintenance payments received in advance are deferred and recognized ratably over the term of the maintenance agreement, which is typically one year.

          The Application Software division relies on estimates of work to be completed when recognizing revenue on contracts using percentage-of-completion accounting. Because revenue could be impacted if the estimates of the extent of completion differ from actual results, periodic reviews of the estimated hours or days to complete major projects are made by the Application Software division and compared to budgeted hours or days to support the revenue recognized on that project. Approximately 40% of the division's revenue was determined using percentage-of-completion accounting for the year ended December 31, 2002.

     Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase. As of December 31, 2002, cash and cash equivalents includes approximately $5.0 million of commercial paper that matured in January 2003. The commercial paper is classified as held-to-maturity and its fair value approximates its carrying value as of December 31, 2002.

     Restricted Cash. As of December 31, 2002, restricted cash principally represents restrictions on the Company's cash as security for the Company's letters of credit.

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

     Workforce. Workforce represents the intangible value of the workforce of businesses acquired in the e-Health Solutions division from 2000 to 2001.

     Trademarks. Trademarks represent the value of the trademarks acquired in the e-Health Solutions division from 2000 to 2001.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires goodwill and indefinite lived intangible assets to be reviewed periodically for impairment and no longer amortized. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 required companies with goodwill and indefinite lived intangible assets to complete

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES an initial impairment test by June 30, 2002. The Company completed the initial impairment test of its goodwill and other indefinite lived intangible assets and did not identify an asset impairment as a result of the impairment test. Additionally, the Company performed its periodic review of its goodwill and other indefinite lived intangible assets for impairment as of December 31, 2002, and did not identify an asset impairment as a result of the review. The Company's initial impairment test and periodic review of its goodwill and other indefinite lived intangible assets were based upon an estimated discounted future cash flow analysis that included revenue and cost estimates, market growth rates and appropriate discount rates. The Company will continue to test its goodwill and other indefinite lived intangible assets annually for impairment as of December 31.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. For the year ended December 31, 2002, the Company had a reduction in amortization expense of approximately $1.7 million related to the adoption of SFAS No. 142. The following table provides pro forma disclosure of net loss and net loss per share for the years ended December 31, 2001 and 2000, as if goodwill and indefinite-lived intangible assets had not been amortized (in thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002     2001       2000
                                                          ------   -------   --------
Reported net income (loss)..............................  $7,940   $(6,338)  $(48,202)
Add back:
  Goodwill amortization, net of tax.....................      --     2,300      1,272
  Trademark amortization, net of tax....................      --        56          4
  Workforce amortization, net of tax....................      --        42          3
                                                          ------   -------   --------
Adjusted net income (loss)..............................  $7,940   $(3,940)  $(46,923)
                                                          ======   =======   ========
Net income (loss) per common share -- basic:
Reported net income (loss) per common share -- basic....  $ 0.26   $ (0.21)  $  (1.62)
  Goodwill amortization, net of tax.....................      --      0.08       0.05
  Trademark amortization, net of tax....................      --        --         --
  Workforce amortization, net of tax....................      --        --         --
                                                          ------   -------   --------
Adjusted net income (loss) per common share -- basic....  $ 0.26   $ (0.13)  $  (1.57)
                                                          ======   =======   ========
Net income (loss) per common share -- diluted:
Reported net income (loss) per common
  share -- diluted......................................  $ 0.25   $ (0.21)  $  (1.62)
  Goodwill amortization, net of tax.....................      --      0.08       0.05
  Trademark amortization, net of tax....................      --        --         --
  Workforce amortization, net of tax....................      --        --         --
                                                          ------   -------   --------
Adjusted net income (loss) per common share --diluted...  $ 0.25   $ (0.13)  $  (1.57)
                                                          ======   =======   ========

     Client Lists. Client lists represent the value of clients acquired in the Physician Services division from 1992 to 1996 and the e-Health Solutions division from 1995 to 2001. Client lists are being amortized over their estimated useful lives, which range from five to ten years.

     Developed Technology. Developed technology represents the value of the systems acquired in the e-Health Solutions division from 2000 to 2001. These intangible assets are being amortized over their estimated useful lives of five years.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Software Development Costs. Software development includes costs incurred in the development or the enhancement of software developed by the e-Health Solutions and Application Software divisions for resale and the development of software for internal use.

     Software development costs related to external use software are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. External use software development costs are amortized over the greater of the ratio that current revenue bears to total and anticipated future revenue for the applicable product or straight-line method over the estimated economic lives of the assets, which are generally three to five years. The Company monitors the net realizable value of all capitalized external use software development costs to ensure that the investment will be recovered through margins from future sales.

     Software development costs related to internal use software are capitalized after: 1.) the preliminary project stage is complete; 2.) management with the relevant authority authorizes and commits to the funding of the software project; and 3.) it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs, related to internal use software, are expensed as incurred during the planning and post-implementation phases of development. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally five years. The estimated useful life considers the effects of obsolescence, technology, competition and other economic factors.

     In December 2000, the Company recorded $1.4 million of expenses related to the e-Health Solutions' retirement of a software product that was replaced by a superior software product at Health Data Services, Inc. and its affiliate company, Patient Account Management Services, Inc. ("HDS/PAMS"), a company acquired by Per-Se in December 2000.

     Research and Development Costs. Research and development costs are expensed as incurred. The Company recorded research and development costs of approximately $15.6 million, $11.3 million and $9.5 million in 2002, 2001 and 2000, respectively.

     Advertising Costs. Advertising costs are expensed as incurred. The Company recorded advertising costs of approximately $0.4 million, $0.6 million and $0.5 million in 2002, 2001 and 2000, respectively.

     Stock-Based Compensation Plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 were adopted by the Company on December 31, 2002.

     At December 31, 2002, the Company has four stock-based compensation plans described more fully in Note 13. The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No stock-based compensation cost is reflected in the Company's Statement of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           2002         2001          2000
                                                        ----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported.........................   $ 7,940      $ (6,338)     $(48,202)
Deduct: total stock-based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effects..............   $(5,288)     $ (5,001)     $ (4,818)
                                                         -------      --------      --------
Pro forma net income (loss)...........................   $ 2,652      $(11,339)     $(53,020)
                                                         =======      ========      ========
Net income (loss) per common share:
  Basic -- as reported................................   $  0.26      $  (0.21)     $  (1.62)
                                                         =======      ========      ========
  Basic -- pro forma..................................   $  0.09      $  (0.38)     $  (1.78)
                                                         =======      ========      ========
  Diluted -- as reported..............................   $  0.25      $  (0.21)     $  (1.62)
                                                         =======      ========      ========
  Diluted -- pro forma................................   $  0.08      $  (0.38)     $  (1.78)
                                                         =======      ========      ========

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

     Net Income (Loss) Per Share. Net income per common share -- basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income per common share -- diluted reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES diluted net income (loss) per common share for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        2002      2001         2000
                                                       -------   -------     --------
Net income (loss)....................................  $ 7,940   $(6,338)    $(48,202)
                                                       =======   =======     ========
Common shares outstanding:
  Shares used in computing net income (loss) per
     common share -- basic...........................   30,061    29,915       29,852
  Effect of potentially dilutive stock options and
     warrants........................................    1,905        --(1)        --(1)
                                                       -------   -------     --------
  Shares used in computing net income (loss) per
     common share -- diluted.........................   31,966    29,915       29,852
                                                       =======   =======     ========
Net income (loss) per common share:
  Basic..............................................  $  0.26   $ (0.21)    $  (1.62)
                                                       =======   =======     ========
  Diluted............................................  $  0.25   $ (0.21)    $  (1.62)
                                                       =======   =======     ========

---------------

(1) The Company has excluded all stock options and warrants from the diluted loss per common share because such securities are antidilutive for 2001 and 2000.

     Options and warrants to purchase 3.3 million shares of common stock outstanding during 2002 were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     Options and warrants to purchase 8.7 million and 5.8 million shares of common stock outstanding during 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the Company's loss from continuing operations for the period.

     Cumulative Effect of Accounting Change. On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin, Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. SAB 101 provides interpretative guidance on unbilled accounts receivable and related revenue recognition. Consistent with the Commission's guidance and changing industry practice, the Company began recognizing revenue in its Physician Services segment on an "as billed" basis on January 1, 2000.

     The change in accounting method resulted in the elimination of $37.7 million of unbilled accounts receivable. The one-time, cumulative non-cash expense in the Company's statement of operations for the year ended December 31, 2000, reflects the $22.7 million elimination of the unbilled accounts receivable on a net of tax basis and a corresponding $15.0 million increase in the Company's deferred tax valuation allowance.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Capital Contribution. The Company recorded an approximately $2 million capital contribution paid to the Company in November 2002 as a result of recovering short-swing profits from an outside stockholder in accordance with
Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) provides that any profit realized by an insider (defined as an officer, director or principal stockholder of an issuer) from any purchase and sale, or any sale and purchase, of an equity security of the issuer within any period of less than six months are recoverable by the issuer, irrespective of the intention of the insider in entering into such transaction.

     Foreign Currency Translation and Comprehensive Income (Loss). The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive income (loss). In the years ended December 31, 2002, 2001 and 2000, the only component of other comprehensive loss is the net foreign currency translation, which was $0.1 million, $37,000 and $0.1 million, respectively.

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

     Additionally, on April 27, 2001, the Company acquired all of the assets of OfficeMed.com LLC ("OfficeMed") for consideration of $3.25 million in cash. OfficeMed offers a web-based ASP solution that gives healthcare and payer organizations the ability to perform secure, real-time benefits inquiries against patients' insurance plans, ensuring eligibility at the point of care.

     On December 8, 2000, the Company acquired all the issued and outstanding shares of capital stock of HDS/PAMS for consideration of approximately $25.0 million. HDS/PAMS offer fully integrated electronic medical claims clearing and other services for hospitals and integrated delivery networks.

     The VIS, OfficeMed and HDS/PAMS acquisitions were recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $20.4 million of the purchase price was allocated to goodwill and prior to adoption of SFAS No. 142 was being amortized using the straight-line method over 20 years. In 2001, the Company finalized the purchase price allocation of these acquisitions, and approximately $12.4 million previously allocated to goodwill was reallocated to finite-lived intangible assets with lives ranging from five to ten years. The operating results of VIS, OfficeMed and HDS/PAMS are included in the Company's Consolidated Statements of Operations from the date of acquisition in the e-Health Solutions division.

     On February 9, 2000, the Company acquired the outstanding capital stock of Knowledgeable Healthcare Solutions, Inc. ("KHS") for consideration of $3.1 million, consisting of $1.1 million cash and approximately 236,000 shares, or $2.0 million, of the Company's Common Stock. In addition, the purchase agreement provided for a purchase price adjustment of up to $6.0 million, which was recorded in

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

December 2000, payable in cash and the Company's Common Stock, should KHS meet certain operational targets over the three years from the date of acquisition. The Company was required under the purchase agreement to make a purchase price adjustment in April 2001 totaling $0.1 million, 25% of which was paid through the issuance of the Company's Common Stock.

     The KHS acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $8.9 million of the purchase price was allocated to goodwill and prior to adoption of SFAS No. 142 was being amortized using the straight-line method over five years. In February 2003, the Company determined that KHS would not meet its purchase agreement operational targets and reduced the purchase price allocation to goodwill by approximately $5.9 million. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet. The operating results of KHS are included in the Company's Consolidated Statements of Operations from the date of acquisition.

     The pro-forma impact of these acquisitions was immaterial to the financial statements of the Company and therefore has not been presented.

3.  DISCONTINUED OPERATIONS AND DIVESTITURES

     In 1998, management initiated a plan to focus the Company's financial and management resources on its three core healthcare segments in an effort to return the Company to profitability. Management defined these segments as:
Physician Services, e-Health Solutions and Application Software. Management began to seek alternatives for the remaining non-core business segments:
Medaphis Services Corporation ("Hospital Services") and Impact Innovations Group ("Impact"). Although Hospital Services provided business management and accounts receivable management services to approximately 1,200 hospitals, the Company's management deemed the segment non-core as a substantial portion of the services offered was bad debt collection. Impact was deemed non-core as it did not provide consulting services to the healthcare industry.

     In 1999, the Company completed the sale of both divisions of Impact. The Company sold the commercial division of Impact to Complete Business Solutions, Inc. ("CBSI") effective April 15, 1999, for $14.4 million, net of the final closing balance sheet adjustment of $0.6 million, which was paid on July 16, 1999. Final CBSI post-acquisition matters were resolved in the third quarter of 2000, resulting in an additional charge to discontinued operations of $0.4 million. The government division of Impact was sold on December 17, 1999, to J3 Technology Services Corp. for $46.5 million, including a purchase price adjustment of $1.5 million received on March 30, 2000, based on the division's tangible net worth at closing. The purchase price adjustment resulted in the recognition of an additional gain of $1.5 million, which was recognized through discontinued operations. Additionally, the sale agreement stipulated that $1.0 million of the purchase price be placed in escrow to pay potential claims. The term of the escrow expired on September 30, 2001. In October of 2001, the Company received $1.0 million in cash, which was recognized through discontinued operations.

     The Company accrued $5.3 million for the period ended September 30, 1999, through discontinued operations as a result of an agreement with SCI Management Corporation ("SCI"), a former client of the commercial division of Impact. SCI filed a complaint against the commercial division of Impact in January of 1998 seeking recovery for alleged damages in connection with work performed by Impact under a consulting contract. Although the commercial division of Impact was sold effective April 15, 1999, the Company remained responsible for the SCI complaint. The Company paid $3.2 million to SCI on November 4, 1999. The Company issued a promissory note for the balance of $2.1 million bearing interest at 8.25%, which was paid on October 31, 2000. In May of 2001, the Company received an insurance settlement related to the SCI matter of approximately $3.0 million, which was recognized through

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES discontinued operations. The Company continues to pursue claims against a former vendor of this division for damages incurred in the SCI matter.

     On November 30, 1998, the Company completed the sale of Hospital Services to NCO Group, Inc. ("NCO") for initial consideration of $107.5 million. During the first quarter of 1999, the Company received additional consideration of $0.8 million based on the Hospital Services' final closing balance sheet and payment on certain Hospital Services' accounts receivable retained by the Company. The additional consideration resulted in the recognition, in discontinued operations, of an additional gain of $0.5 million, net of tax of $0.3 million. In addition, the Company received a purchase price adjustment of $10.0 million in cash from NCO on May 5, 2000, based on Hospital Services' achievement of various operational targets in 1999. The purchase price adjustment resulted in the recognition of an additional gain of approximately $9.2 million in the quarter ended June 30, 2000, through discontinued operations.

     For the year ended December 31, 2002, the Company charged $0.7 million through discontinued operations to reflect an agreement resolving an indemnification claim by NCO, the buyer of the Company's Hospital Services division. When NCO bought Hospital Services, the Company agreed to indemnify NCO for limited periods of time in the event NCO incurred certain damages related to Hospital Services. NCO incurred such damages in connection with an alleged environmental liability of Hospital Services, and the Company agreed to reimburse NCO for a portion of those damages, in satisfaction of the Company's indemnification obligation. The Company paid $0.3 million to NCO on September 16, 2002. The Company intends to pay the remaining balance of $0.4 million, plus interest at the then-current prime rate, in equal payments to NCO, on the first and second anniversaries of that date.

     The limited periods of time for which the Company agreed to indemnify NCO for most types of claims related to Hospital Services have passed without the assertion by NCO of any other significant claims. These limitations do not apply to a small number of other types of potential claims to which statutory limitations apply, such as those involving title to Hospital Services' shares, taxes and billing and coding under Medicare and Medicaid; however, management believes that such other types of claims are unlikely to occur.

     During the years ended December 31, 2002 and 2001, the Company also incurred expenses of approximately $0.3 million and $0.1 million, respectively, which were primarily legal costs, associated with Hospital Services and Impact. During the year ended December 31, 2000, the Company recognized approximately $1.0 million of an additional gain related to other Hospital Services and Impact post-acquisition matters. Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect the activity associated with Hospital Services and Impact as discontinued operations for all periods presented.

     The net operating results of these segments have been reported in the Consolidated Statements of Operations as "(Loss) income from discontinued operations, net of tax" and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash (used for) provided by discontinued operations."

4.  RESTRUCTURING AND OTHER EXPENSES

     Components of other expenses are as follows:

                                                              2002   2001    2000
                                                              ----   ----   ------
                                                                 (IN THOUSANDS)
Severance costs.............................................  $--    $593   $  963
Other.......................................................   --      --    1,419
                                                              ---    ----   ------
                                                              $--    $593   $2,382
                                                              ===    ====   ======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Severance Costs. In 2001, the Company recorded an expense of $0.6 million for severance costs associated with former executive management.

     In 2000, the Company recorded an expense of approximately $1.0 million for severance costs. Approximately $0.4 million of the 2000 expense was related to the severance in December 2000 for approximately 20 employees associated with the retirement of a software product that was replaced by a superior software product at HDS/PAMS (a company acquired by Per-Se in 2000). The remaining $0.6 million in 2000 was related to severance costs associated with former executive management, net of a $0.3 million reduction of a prior period severance cost associated with former executive management.

     Other. In December 2000, the Company recorded $1.4 million of other expenses related to e-Health Solutions' retirement of a software product that was replaced by a superior software product at HDS/PAMS.

     Restructuring Expenses. Under SFAS No. 146, the Company discloses certain information related to restructuring charges.

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

     In 1998, the Application Software division recorded approximately $1.3 million of restructuring costs for severance when management decided to restructure its operations to more appropriately align Application Software's resources with future operational needs and new product development. The severance costs relate to approximately 35 employees, primarily in the areas of professional services and research and development, who had been notified of their termination.

     A description of the type and amount of restructuring costs recorded at the commitment date and subsequently incurred for all of the restructurings discussed above is as follows:

                               RESERVE                    COSTS      RESERVE       COSTS      RESERVE       COSTS      RESERVE
                               BALANCE                   APPLIED     BALANCE      APPLIED     BALANCE      APPLIED     BALANCE
                              JANUARY 1,     RESERVE     AGAINST   DECEMBER 31,   AGAINST   DECEMBER 31,   AGAINST   DECEMBER 31,
                                 2000      ADJUSTMENTS   RESERVE       2000       RESERVE       2001       RESERVE       2002
                              ----------   -----------   -------   ------------   -------   ------------   -------   ------------
                                                                        (IN THOUSANDS)
Lease termination costs.....    $3,528        $  --       $(655)      $2,873       $(535)      $2,338       $(358)      $1,980
Severance...................       273         (273)         --           --          --           --          --           --
                                ------        -----       -----       ------       -----       ------       -----       ------
                                $3,801        $(273)      $(655)      $2,873       $(535)      $2,338       $(358)      $1,980
                                ======        =====       =====       ======       =====       ======       =====       ======

     The terminated leases have various expiration dates through 2011. The estimated lease termination costs to be incurred within the next 12 months are classified in Accrued Expenses in the Company's Consolidated Balance Sheets.

5.  PROCESS IMPROVEMENT PROJECT

     The Company incurred approximately $3.4 million and $0.5 million of expense in 2001 and 2000, respectively, associated with the implementation of a process improvement project within the Physician Services division (the "Project"). The Project installed a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company's major processing centers. The Project focused on productivity improvements that resulted in both improved client service as well as improved profitability for the division.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The first phase of the Project, which involved implementation in twelve of the division's larger processing centers, was completed in the third quarter of 2001 with all costs for this phase incurred as of September 30, 2001. In 2001, the costs associated with the Project primarily consisted of professional fees paid to outside consultants retained exclusively for implementation of the Project

     The second phase of the Project, which began in the first quarter of 2002, was completed as of September 30, 2002, with implementation into an additional fifteen processing centers. The second phase was implemented with internal resources, and therefore the Company did not incur any external project costs.

6.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $     590   $     590
Buildings...................................................      2,751       2,751
Furniture and fixtures......................................     15,978      16,497
Equipment...................................................    119,855     123,802
Leasehold improvements......................................      5,909       5,629
                                                              ---------   ---------
                                                                145,083     149,269
Less accumulated depreciation...............................   (123,476)   (124,257)
                                                              ---------   ---------
                                                              $  21,607   $  25,012
                                                              =========   =========

7.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $ 38,177   $ 43,869
Client lists................................................    44,308     44,308
Developed technology........................................     4,616      4,616
Trademarks..................................................     1,316      1,313
Workforce...................................................       880        880
Software development costs..................................    61,566     54,574
                                                              --------   --------
                                                               150,863    149,560
Less accumulated amortization...............................   (84,120)   (72,292)
                                                              --------   --------
                                                              $ 66,743   $ 77,268
                                                              ========   ========

     In accordance with APB Opinion No. 16, Business Combinations, as of December 31, 2001, the Company finalized the purchase price allocation of its most recent acquisitions, with a portion of the amount previously allocated to goodwill being reallocated to finite-lived intangible assets. The amounts reallocated to finite-lived intangible assets totaled approximately $9.2 million. The amortization period of the amounts allocated to client lists ranges from five to ten years. The amortization period of the amounts allocated to developed technology is five years.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     In February 2003, the Company determined that its KHS acquisition would not meet its purchase agreement operational targets and reduced the purchase price allocation to goodwill by approximately $5.9 million.

     The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually for impairment. The Company completed the initial impairment test of its goodwill and other indefinite lived intangible assets and did not identify an asset impairment as a result of the impairment test. Additionally, the Company performed its periodic review of its goodwill and other indefinite lived intangible assets for impairment as of December 31, 2002, and did not identify an asset impairment as a result of the review. The Company's initial impairment test and periodic review of its goodwill and other indefinite lived intangible assets were based upon an estimated discounted future cash flow analysis that included revenue and cost estimates, market growth rates and appropriate discount rates. The Company will continue to test its goodwill and other indefinite lived intangible assets annually for impairment as of December 31.

     Expenditures on capitalized software development costs were approximately $7.0 million, $5.9 million and $6.1 million in 2002, 2001 and 2000, respectively. Amortization expense related to the Company's capitalized software costs totaled $6.0 million, $5.8 million and $4.7 million in 2002, 2001 and 2000, respectively. The unamortized balance of software development costs at December 31, 2002 and 2001, was $16.3 million and $15.3 million, respectively. Software development costs are required to be amortized over the greater of the ratio that current revenue bears to total and anticipated future revenue for the applicable product or the straight-line method over the estimated useful lives of the assets. The Company amortizes its capitalized software development costs using the straight-line method over the estimated useful lives, which are generally three to five years.

8.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Interest....................................................  $ 6,270   $ 6,235
Accrued restructuring and severance costs, current..........      793     1,198
Accrued legal costs and litigation settlements..............    3,587       762
Accrued taxes...............................................    1,637     1,237
Funds due clients...........................................    2,200     1,568
Accrued costs of businesses acquired........................      237     3,958
Other.......................................................    8,479     6,747
                                                              -------   -------
                                                              $23,203   $21,705
                                                              =======   =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

9.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
9 1/2% Senior Notes due February 15, 2005 (the "Notes").....  $175,000   $175,000
Capital lease obligations, weighted average effective
  interest rate of 8 1/2% and 6.0% in 2002 and 2001,
  respectively..............................................       916         91
                                                              --------   --------
                                                               175,916    175,091
Less current portion........................................    15,124         --
                                                              --------   --------
                                                              $160,792   $175,091
                                                              ========   ========

     On February 20, 1998, the Company issued $175 million of 9 1/2% Senior Notes due on February 15, 2005 (the "Notes"). The Notes bear interest at the rate of 9 1/2% per annum, payable semi-annually on February 15 and August 15. Interest payments commenced on August 15, 1998, and will end when the Notes mature on February 15, 2005. The Notes may be redeemed at the option of the Company, in whole or in part, at any time at a declining premium to par until 2004 and at par thereafter, plus accrued and unpaid interest.

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

     Under the Indenture governing the Notes, the balance of net proceeds, as defined, from the sale of any assets having a fair value in excess of $1.0 million must be invested in the Company's business within 360 days of receipt of proceeds related to the sale or they become "excess proceeds." If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds. As of December 31, 2002, the Company did not have excess proceeds (as defined by the Indenture governing the Notes) in excess of $10.0 million.

     In February 2003, the Company reduced its unpaid portion of the purchase price allocation for the Company's 2000 acquisition of KHS. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet. Due to the reduction of the KHS purchase price allocation, excess proceeds exceeded $10.0 million (refer to Note 20 for more information).

     At December 31, 2002, the estimated fair value of the Notes is approximately $167.1 million, or 95.5% of par, based on the quoted market price for these Notes. Although the fair value of the Notes is less than the carrying amount, settlement at the reported fair value may not be possible.

     The Company entered into a $50 million revolving credit facility (the "Credit Facility") on April 6, 2001. Availability under the Credit Facility is determined by a borrowing base calculated based on eligible billed accounts receivable of the Company's Physician Services and e-Health Solutions divisions, as defined in the Credit Facility. The Company has the option of entering into LIBOR-based loans or index-rate loans, each as defined in the Credit Facility. LIBOR-based loans bear interest at LIBOR plus amounts ranging from 1.85% to 2.65% based on the Company's leverage ratio, as defined in the Credit Facility. Index-rate loans bear interest at rates approximating prime plus amounts ranging from 0.35% to 1.15% based on the Company's leverage ratio, as defined in the Credit Facility. In addition, the Company

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES pays a quarterly commitment fee on the unused portion of the Credit Facility of 0.375% per annum and an annual administration fee.

     The Credit Facility contains financial, collateral and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales, stock offerings, capital expenditures, cash velocity, maximum days sales outstanding and the prepayment of the Notes; those requiring a minimum EBITDA (as defined) maintenance, fixed charge coverage and cash velocity; and limiting days sales outstanding in billed accounts receivable, each as defined in the Credit Facility. The Company was in compliance with all applicable covenants as of December 31, 2002.

     The initial term of the Credit Facility is 42 months, expiring on October 6, 2004. The Company and the Lender can mutually agree to extend this term by 18 months if certain conditions have been met. The Company intends to use the Credit Facility, as needed, for future investments in its operations including capital expenditures, strategic acquisitions and other general corporate purposes. The Company has not incurred any borrowings under the Credit Facility and there are no outstanding borrowings under the Credit Facility as of December 31, 2002.

     The Company's policy is to amortize debt issuance costs using the straight-line method over the life of the debt agreement. Amortization expense related to debt issuance costs on the Notes and the Credit Facility for the years ended 2002, 2001 and 2000 were $1.4 million, $1.3 million and $1.1 million, respectively.

     The aggregate maturities of long-term debt are as follows (in thousands):

2003........................................................   $ 15,000
2004........................................................         --
2005........................................................    160,000
2006........................................................         --
2007........................................................         --
Thereafter..................................................         --
                                                               --------
                                                               $175,000
                                                               ========

     The Company's capital leases consist principally of leases for equipment. As of December 31, 2002 and 2001, the net book value of equipment subject to capital leases totaled $1.1 million and $0.1 million, respectively. In addition, certain capital leases of the Company include equipment maintenance agreements that expire in September 2006. The future payments related to these capital lease maintenance agreements total $0.5 million, which will be paid by the Company in equal installments over the term of the agreement.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following is a schedule of future payments under capital leases (in thousands):

2003........................................................   $  206
2004........................................................      187
2005........................................................      187
2006........................................................      187
2007........................................................      187
Thereafter..................................................      281
                                                               ------
                                                                1,235
Less interest expense.......................................     (319)
                                                               ------
                                                               $  916
                                                               ======

10.  LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases, which expire at various dates through 2011. Rent expense was $16.4 million, $16.6 million and $17.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

2003........................................................   $15,423
2004........................................................    13,353
2005........................................................     7,058
2006........................................................     3,663
2007........................................................     2,048
Thereafter..................................................     3,673
                                                               -------
                                                               $45,218
                                                               =======

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

     In February 2002, the Company settled claims for alleged breach of contract arising out of a 1997 contract for billing services provided by the Physician Services division to a former client. The Company and its insurance carrier at the time, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"), each paid the plaintiff $2.0 million in cash in exchange for a release of all claims asserted against the Company. Under the terms of its insurance policy with Lloyd's, the Company is seeking reimbursement from Lloyd's for the $2.0 million it paid in this settlement.

     On May 30, 2002, the Company received a letter on behalf of Lloyd's purporting to rescind various managed healthcare professional liability, or errors and omissions ("E&O"), insurance policies and directors and officers and company reimbursement ("D&O") insurance policies (collectively the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

"Policies") issued to the Company by Lloyd's. The E&O policies were for the term of December 31, 1998, through June 30, 2002, and the D&O policies were for the term of July 1, 2000, through June 30, 2002. The purported rescission was based on allegations that the Company had failed to advise Lloyd's about the existence of several lawsuits that were alleged to be related to the risk covered under the policies, including the lawsuit settled in February 2002 in which the Company and Lloyd's each paid the plaintiff $2.0 million.

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

     Lloyd's lawsuit, filed in the Circuit Court for Kent County, Michigan, was dismissed during December 2002 with the Michigan court citing that California was a more suitable forum in which to hear the litigation. The Company's lawsuit, filed in the Superior Court of the State of California for the County of Los Angeles, is pending.

     The Company believes that Lloyd's attempt to rescind the policies is without merit, and the Company is prosecuting the matter vigorously and asserting all appropriate claims against Lloyd's.

     The Company's insurance coverage for both the E&O and D&O policies were scheduled to be renewed as of June 30, 2002, and the Company was in the process of actively pursuing new coverage with insurance carriers, including Lloyd's, when the rescission notice was received from Lloyd's. Due to the attempted rescission, the Company expedited its insurance proposal process and the Company secured new insurance coverage in mid-June, 2002. The Company believes it experienced a significant increase in insurance premiums and deductibles with its new policies as a result of Lloyd's actions and is seeking reimbursement for a portion of the increased premium costs and increased deductibles in its lawsuit against Lloyd's. The Company has expensed the increased insurance premiums and deductibles in the Company's Consolidated Statements of Operations.

     The insurance premium increases related to new insurance coverage plus the cost of pursuing litigation against Lloyd's were approximately $3.0 million for the year 2002 and, accordingly, these costs have been reflected as an expense in the Corporate operating segment of Company's Consolidated Statements of Operations.

     The Company has not received any D&O insurance claims since 1996. The Company did receive E&O insurance claims during the term of the Lloyd's E&O insurance policies in the ordinary course of business. Over the last five years, the majority of E&O claims received by the Company were resolved with nominal or no settlement.

     Pending the outcome of the litigation with Lloyd's, the Company will continue to vigorously defend, and will be required to fund the legal costs and any litigation settlements related to E&O claims covered by the Lloyd's E&O policies. The Company expects to recover these costs from Lloyd's in accordance with the obligations of Lloyd's under the E&O policies and, as such, has recorded and will record the amounts as non-trade accounts receivable.

     At December 31, 2002, the Company's Other Current Assets include non-trade accounts receivable of $6.8 million associated with the interim funding of legal costs and litigation settlements related to E&O claims that were incurred by the Company in excess of the Lloyd's E&O policies' deductible that are

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES expected to be recovered from Lloyd's. The non-trade accounts receivable includes $5.3 million paid through December 31, 2002, and additional obligations to be paid of approximately $1.5 million.

     The Company believes that it has meritorious defenses to the Lloyd's claims and that a favorable outcome is probable. The Company's insurance is on a "claims-made" basis, which means insurance coverage is in place based on the date the claim is made, not the date(s) the services were provided and/or the products were sold. In the event that the Company is unsuccessful in the litigation with Lloyd's, certain claims presently pending against the Company would become the sole responsibility of the Company. Although the Company believes it will be successful in its litigation with Lloyd's, if it is not and uninsured claims do exist, such claims, including the non-trade accounts receivable related to the interim funding of legal costs and litigation settlements, could have a material adverse effect on the Company's financial condition and results of operations. Regardless of the outcome of the litigation with Lloyd's, the Company's new insurance coverage will not be affected.

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

  SETTLED LEGAL MATTERS

     In December 1995, the Company acquired Medical Management Sciences, Inc. ("MMS") (now a part of Physician Services). At acquisition, a lawsuit was pending against MMS for the alleged breach of two related billing and asset purchase contracts entered into by MMS in 1994. In November 1996, a jury in that lawsuit returned a verdict that produced a net award to MMS of approximately $900,000. The trial court reversed the net award to MMS and awarded the plaintiffs approximately $1.2 million in 1998. In February 2001, after a lengthy appeal process, the Company paid the full amount, that was estimated and accrued for in December 2000, of the net award in favor of the plaintiffs, and the matter was concluded.

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

12.  STOCKHOLDERS' RIGHTS AGREEMENT

     On January 21, 1999, the Board approved a stockholders' rights agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, the Company declared a dividend of one right for each outstanding share of Common Stock to stockholders of record at the close of business on February 16, 1999. Each right entitles the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value, at a purchase price of $75 per Unit.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Initially, the rights are deemed to be attached to certificates representing all outstanding shares of Common Stock, and they are not represented by separate rights certificates. Subject to certain exceptions specified in the Rights Agreement, the rights will separate from the Common Stock and become exercisable upon the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding Common Stock or (ii) 10 business days following the commencement of a tender offer for the Common Stock.

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

     Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the rights become exercisable for Common Stock (or other consideration) of the Company, or for common stock of the acquiring company, or in the event of the redemption of the rights as set forth above. As of December 31, 2002 and 2001, no rights have become exercisable under this plan.

     On May 4, 2000, the Company amended the Rights Agreement to provide that the meaning of the term "Acquiring Person" shall not include Basil P. Regan and Regan Partners, L.P. (collectively, "Regan Fund Management"), so long as Regan Fund Management does not become the beneficial owner of 20% or more of the outstanding shares of Common Stock. Effective March 6, 2002, the Company amended the Rights Agreement to rescind the May 4, 2000, amendment, thereby making Regan Fund Management subject to the 15% beneficial ownership threshold described above.

13.  COMMON STOCK OPTIONS AND STOCK AWARDS

     The Company has several stock option plans including a Non-Qualified Stock Option Plan, a Non-Qualified Stock Option Plan for Employees of Acquired Companies and a Non-Qualified Stock Option Plan for Non-Executive Employees. Options expire ten to eleven years after the date of grant and generally vest over a three-to-five year period. The total number of options available for future grant under these stock option plans was approximately 1.7 million at December 31, 2002.

     The Company also has a Non-Qualified Non-Employee Director Stock Option Plan (the "Director Plan") for non-employees who serve on the Company's Board of Directors. The Director Plan provides for an initial grant of 10,000 options at a strike price equal to the average of the fair market values for the five trading days prior to the date of the grant. Additionally, each non-employee director receives an annual grant of 10,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan originally vested over a five-year period and expired eleven years from the date of grant. On April 1, 1999, the Director Plan was amended so that all future options granted under the Director Plan fully vest as of the date of grant but are not exercisable until one year after the date of grant. As of December 31, 2002, the Company had 38,543 options available for future grant under this plan.

     The Company's Senior Executive Non-Qualified Stock Option Plan permitted certain former Company executive officers to purchase shares of the Company's Common Stock. All options under this plan expired on January 16, 2001.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     In June of 1999, in connection with the settlement with the former shareholders of MMS, the Company issued warrants to purchase 166,667 shares of Common Stock. These warrants are currently exercisable at an exercise price of $15.94 per share and will expire on June 25, 2004.

     During 1998, in connection with the settlement of a putative class action lawsuit, the Company issued warrants to purchase 1,769,841 shares of Common Stock. Warrants are currently outstanding to purchase 1,769,798 shares of Common Stock resulting from this settlement. These warrants are currently exercisable at an exercise price of $36.00 per share and will expire in July 2003.

     The Company has reserved 1.9 million shares for future issuance for the warrants outstanding.

     Activity related to all stock option plans is summarized as follows (shares in thousands):

                                    2002                        2001                        2000
                          -------------------------   -------------------------   -------------------------
                                   WEIGHTED-AVERAGE            WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                          SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                          ------   ----------------   ------   ----------------   ------   ----------------
Options outstanding as
  of January 1..........  6,934         $8.07          4,449        $10.90         3,120        $16.00
Granted.................    890          9.97          4,250          6.77         2,660          6.19
Exercised...............   (194)         5.53            (62)         4.80           (48)         7.95
Canceled................   (311)         8.35         (1,703)        11.73        (1,283)        13.64
                          -----                       ------                      ------
Options outstanding as
  of December 31........  7,319         $8.36          6,934        $ 8.07         4,449        $10.90
                          =====                       ======                      ======
Options exercisable as
  of December 31........  3,057         $9.76          1,831        $12.00         1,685        $16.66
                          =====                       ======                      ======

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 (shares in thousands):

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                             ----------------------------------------   --------------------------
                                               WEIGHTED-
                                 NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                             OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
                              DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES          2002           LIFE         PRICE          2002          PRICE
------------------------     --------------   -----------   ---------   --------------   ---------
$1.95 to $6.00.............      1,800           8.97        $ 5.20           694         $ 4.66
$6.02 to $13.05............      4,721           9.09          7.92         1,587           7.91
$16.13 to $22.31...........        737           5.06         16.84           715          16.87
$26.10 to $29.34...........         49           5.88         28.80            49          28.80
$30.00 to $135.00..........         12           4.07         45.97            12          45.97
                                 -----                                      -----
$1.95 to $135.00...........      7,319           8.63          8.36         3,057           9.76
                                 =====                                      =====

     The Company accounts for its stock-based compensation plans under APB No.
25. As a result, the Company has not recognized compensation expense for stock options granted to employees with an exercise price equal to the quoted market price of the Common Stock on the date of grant and that vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              2002    2001    2000
                                                              -----   -----   -----
Expected life (years).......................................    4.7     4.8     4.0
Risk-free interest rate.....................................   3.55%   3.85%   6.23%
Dividend rate...............................................   0.00%   0.00%   0.00%
Expected volatility.........................................  54.65%  64.96%  80.88%

     The estimated weighted-average fair value per option for options granted under the Company's stock option plans during the years ended December 31, 2002, 2001 and 2000, was $4.44, $3.10 and $4.06, respectively.

     Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss and pro forma basic loss per share would have increased to the following pro forma amounts:

                                                           2002         2001          2000
                                                         ---------   -----------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported..........................................   $7,940      $ (6,338)     $(48,202)
  Pro forma -- for SFAS No. 123........................   $2,652      $(11,339)     $(53,020)
Basic net income (loss) per share:
  As reported..........................................   $ 0.26      $  (0.21)     $  (1.62)
  Pro forma -- for SFAS No. 123........................   $ 0.09      $  (0.38)     $  (1.78)
Diluted net income (loss) per share:
  As reported..........................................   $ 0.25      $  (0.21)     $  (1.62)
  Pro forma -- for SFAS No. 123........................   $ 0.08      $  (0.38)     $  (1.78)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

     Per-Se has never paid cash dividends on its Common Stock. The Indenture dated as of February 20, 1998, with respect to the Company's outstanding 9 1/2% Senior Notes due 2005, as well as the Credit Facility entered into on April 6, 2001, contain restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

14.  DEFERRED STOCK UNIT PLAN

     Effective October 1, 2001, and approved by the stockholders at the annual meeting held on May 2, 2002, the Board of Directors adopted the Per-Se Technologies, Inc. Deferred Stock Unit Plan (the "Plan"). The purpose of the Plan is to further align the interests of the Company's non-employee directors and a select group of key employees of the Company (and its affiliates) with the interests of stockholders by encouraging additional ownership of the Common Stock. The Plan also provides the participants with an opportunity to defer taxation of income in consideration of the valuable services that they provide to the Company. Non-employee directors of the Company are automatically eligible to participate in the Plan.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

The Compensation Committee of the Board of Directors may select key employees of the Company from time to time as eligible participants. Currently, five non-employee directors and six executives (including two employee directors) are eligible to participate in the Plan.

     Pursuant to the Plan, a non-employee director may elect to defer up to 100% of his Board and committee meeting fees and his annual retainer each year. Eligible employees may elect each year to defer up to 50% of their annual incentive bonus and receive an enhancement bonus equal to $0.25 for each dollar of compensation deferred. The Compensation Committee may also from time to time in its sole discretion designate such other enhancement bonus contributions as it deems appropriate. The cash amount of such deferrals and, in the case of employee participants, the enhancement bonuses will be converted to stock units, by dividing the amount to be deferred, plus any enhancement bonus, by the fair market value of the Common Stock on the date the amounts are credited to the participant's account.

     Participants are always fully vested in the stock units converted from deferrals of compensation. However, stock units that are converted from an enhancement bonus credited to an employee participant, and any related dividend equivalent stock units, will vest at the rate of 20% each year over a period of five years from the date of deferral of the related compensation. If a participant's employment is terminated for "cause" (as defined in the Plan) or if he or she resigns without "good reason" (as defined in the Plan) before the enhancement bonus stock units are vested, he or she will forfeit any such unvested stock units.

     For the year ended December 31, 2002, the Plan purchased a total of 89,857 shares of the Company's Common Stock at a total cost of approximately $1.0 million. In accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, these amounts and the Company's obligation are reflected as treasury stock and deferred compensation obligation, respectively, in the financial statements.

15.  INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                             2002     2001     2000
                                                            -------   -----   -------
                                                                 (IN THOUSANDS)
Current:
  Federal.................................................  $    --   $  --   $    --
  State...................................................      982     607      (695)
  Foreign.................................................      321      --        --
Deferred:
  Federal.................................................    2,945     823    (9,062)
  State...................................................   (3,762)    113    (1,243)
Valuation allowance.......................................      817    (936)   10,305
                                                            -------   -----   -------
Total income tax expense (benefit)........................    1,303     607      (695)
Income tax benefit on discontinued operations.............       --      --        --
                                                            -------   -----   -------
Income tax expense (benefit) on continuing operations.....  $ 1,303   $ 607   $  (695)
                                                            =======   =====   =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     A reconciliation between the amount determined by applying the federal statutory rate to income (loss) from continuing operations before income taxes and income tax expense (benefit) from continuing operations is as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Income tax expense (benefit) at federal statutory
  rate..................................................  $ 3,491   $(3,270)  $(9,453)
State taxes, net of federal benefit.....................      648       494    (1,296)
Foreign taxes...........................................      321        --        --
Change in tax rates.....................................   (4,236)       --        --
Nondeductible goodwill amortization.....................       --       208       195
Valuation allowance.....................................      817      (936)   10,305
Other...................................................      262     4,111      (446)
                                                          -------   -------   -------
                                                          $ 1,303   $   607   $  (695)
                                                          =======   =======   =======

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes at December 31, 2002 and 2001, are as follows:

                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CURRENT:
Accounts receivable, unbilled...............................  $    (905)  $  (1,535)
Acquisition accruals........................................         91       2,901
Accrued expenses............................................      7,042       8,648
Valuation allowance.........................................     (7,874)    (11,924)
Other.......................................................      1,646       1,910
                                                              ---------   ---------
                                                              $      --   $      --
                                                              =========   =========
NONCURRENT:
Net operating loss carryforwards............................  $ 163,478   $ 164,736
Valuation allowance.........................................   (200,553)   (195,686)
Depreciation and amortization...............................     35,062      28,937
Other.......................................................      2,013       2,013
                                                              ---------   ---------
                                                              $      --   $      --
                                                              =========   =========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     At December 31, 2002, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $402.5 million, which consist of $339.8 million of consolidated NOLs and $62.7 million of NOLs that are subject to certain limitations as to future utilization. The NOLs will expire at various dates between 2003 and 2021 as follows:

                                                                  AMOUNTS
                                                                 EXPIRING
                                                               -------------
                                                               (IN MILLIONS)
between 2003 and 2006.......................................      $  9.2
between 2007 and 2010.......................................        54.4
between 2011 and 2014.......................................       191.5
between 2015 and 2021.......................................       147.4
                                                                  ------
                                                                  $402.5
                                                                  ======

     In addition, at December 31, 2002, the Company had approximately $198.5 million of state net operating loss carryforwards that expire in various years.

     As of December 31, 2002, the Company has a net deferred tax asset of $208.4 million, which is offset by a valuation allowance of $208.4 million. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the NOLs. If, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset, the Company will adjust this valuation reserve accordingly.

16.  EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans. The Company matches a percentage of the employee contributions. The Company's contribution expense was $1.8 million, $1.6 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company maintained a noncontributory money purchase pension plan that covered substantially all employees who were retained by the Company primarily to service specific physician clients. Effective as of the close of business on December 31, 2000, the Company's noncontributory money purchase pension plan was terminated. The Company's contributions to the plan were $37,000 for the year ended December 31, 2000.

17.  CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Non-cash investing and financing activities:
  Additions to capital lease obligations................  $   916   $   165   $    --
  Liabilities assumed in acquisitions...................       --       311     1,672
  KHS purchase price adjustment.........................   (5,789)       --     6,000
  Common Stock issued in acquisition....................       --        35     2,000
  Issuance of promissory note...........................       --        --        --
  Issuance of stock warrants............................       --        --        --
Cash paid for:
  Interest..............................................   16,894    16,731    16,987
  Income taxes..........................................      807       189     1,017

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

18.  SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its three operating divisions: Physician Services, e-Health Solutions and Application Software.

     Physician Services provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens. The business of the Physician Services division is conducted by PST Services, Inc. a Georgia corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

     The e-Health Solutions segment provides healthcare providers and payers with connectivity and business intelligence solutions that help reduce administrative costs and enhance revenue cycle management. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as an ASP to physician practices and managed care solutions to payers in ASP, turnkey, or outsourced formats. The business of e-Health Solutions division is conducted by the following four wholly owned subsidiaries of the Company: Per-Se Transaction Services, Inc., an Indiana corporation; Health Data Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; and Knowledgeable Healthcare Solutions, Inc., an Alabama corporation. All of these subsidiaries do business under the name "Per-Se Technologies."

     The Application Software segment provides enterprise-wide financial, clinical and administrative software to acute care healthcare organizations, including patient financial management software, clinical information software and patient and staff scheduling systems. These applications enable healthcare organizations to simultaneously optimize the quality of care delivered and the profitability of business operations. The business of the Application Software division is conducted by PST Products, Inc., a California corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

     The Company evaluates each segment's performance based on its segment operating margin. Segment operating margin is not a Generally Accepted Accounting Principles ("GAAP") financial measure. The Company believes segment operating margin is meaningful as it excludes expenses that are not indicative of future operating performance.

     Segment operating margin may be reconciled to the GAAP measure of income
(loss) from continuing operations, by including net interest expense, the process improvement project costs, litigation settlements, restructuring and other expenses, and income taxes.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The e-Health Solutions segment revenue includes intersegment revenues for services provided to the Physician Services segment, which are shown as Eliminations to reconcile to total consolidated revenue. Information concerning the operations in these reportable segments is as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenue(1):
  Physician Services.................................  $233,222   $223,875   $225,099
  e-Health Solutions.................................    68,296     57,961     35,276
  Application Software...............................    65,209     59,988     61,913
  Eliminations.......................................   (12,673)   (11,748)   (11,005)
                                                       --------   --------   --------
                                                       $354,054   $330,076   $311,283
                                                       ========   ========   ========
Segment operating expenses(2):
  Physician Services.................................  $209,077   $211,406   $220,832
  e-Health Solutions.................................    59,043     52,733     31,875
  Application Software...............................    55,679     54,515     59,054
  Corporate..........................................    14,647     11,614     14,522
  Eliminations.......................................   (12,673)   (11,748)   (11,005)
                                                       --------   --------   --------
                                                       $325,773   $318,520   $315,278
                                                       ========   ========   ========
Segment operating margin(2):
  Physician Services.................................  $ 24,145   $ 12,469   $  4,267
  e-Health Solutions.................................     9,253      5,228      3,401
  Application Software...............................     9,530      5,473      2,859
  Corporate..........................................   (14,647)   (11,614)   (14,522)
                                                       --------   --------   --------
                                                       $ 28,281   $ 11,556   $ (3,995)
                                                       ========   ========   ========
Interest expense.....................................  $ 18,485   $ 18,287   $ 18,276
                                                       ========   ========   ========
Interest income......................................  $   (472)  $ (1,128)  $ (3,751)
                                                       ========   ========   ========
Process improvement project
  Physician Services.................................  $     --   $  3,423   $    501
                                                       ========   ========   ========
Restructuring and other expenses (including goodwill
  and client lists impairment and litigation
  settlements)
  Physician Services.................................  $     --   $    (18)  $  1,292
  e-Health Solutions.................................        --         --      1,820
  Application Software...............................        --         --       (273)
  Corporate..........................................        --        611        690
                                                       --------   --------   --------
                                                       $     --   $    593   $  3,529
                                                       ========   ========   ========
Income (loss) before income taxes....................  $ 10,268   $ (9,619)  $(22,550)
                                                       ========   ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Depreciation and amortization:
  Physician Services.................................  $ 10,609   $ 11,246   $ 12,988
  e-Health Solutions.................................     5,395      6,071      2,716
  Application Software...............................     6,417      7,210      7,295
  Corporate..........................................       935      1,119      2,688
                                                       --------   --------   --------
                                                       $ 23,356   $ 25,646   $ 25,687
                                                       ========   ========   ========
Capital expenditures and capitalized software
  development costs:
  Physician Services.................................  $  4,012   $  2,041   $ 11,644
  e-Health Solutions.................................     4,816      3,587      3,318
  Application Software...............................     4,871      4,732      8,535
  Corporate..........................................       369        416      1,441
                                                       --------   --------   --------
                                                       $ 14,068   $ 10,776   $ 24,938
                                                       ========   ========   ========

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Identifiable Assets:
  Physician Services........................................  $ 50,700   $ 55,812
  e-Health Solutions........................................    60,248     65,713
  Application Software......................................    36,014     33,172
  Corporate.................................................    62,509     48,194
                                                              --------   --------
                                                              $209,471   $202,891
                                                              ========   ========

---------------

(1) In accordance with EITF 01-14, the Company reclassified reimbursed out-of-pocket expenses in the e-Health Solutions and Application Software divisions for 2001 and 2000 from other operating expenses to revenue.

(2) Segment operating margin may be reconciled to the GAAP measure of income
    (loss) from continuing operations, by including net interest expense, the process improvement project costs, litigation settlements, restructuring and other expenses, and income taxes.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Revenue..................................  $85,436    $88,888     $89,930        $89,800
Income from continuing operations........    1,400      2,022       2,144          3,399
Discontinued operations, net of tax......     (101)        --        (857)           (67)
Net income...............................    1,299      2,022       1,287          3,332
Net income per common share -- basic from
  continuing operations..................     0.04       0.07        0.07           0.11
  Discontinued operations, net of tax,
     per common share....................       --         --       (0.03)            --
  Net income per common share -- basic...     0.04       0.07        0.04           0.11
  Shares used to compute net income per
     common share -- basic...............   29,990     30,049      30,083         30,119
Net income per common share -- diluted
  from continuing operations.............     0.04       0.06        0.07           0.11
  Discontinued operations, net of tax,
     per common share....................       --         --       (0.03)            --
  Net income per common
     share -- diluted....................     0.04       0.06        0.04           0.11
  Shares used to compute net income per
     common share -- diluted.............   32,527     32,491      31,258         31,585

2001(1)
Revenue(2)...............................  $80,296    $83,483     $82,230        $84,067
(Loss) income from continuing
  operations.............................   (6,187)    (3,297)     (1,795)         1,053
Discontinued operations, net of tax......      (31)     2,942           1            976
Net (loss) income........................   (6,218)      (355)     (1,794)         2,029
Net (loss) income per common
  share -- basic from continuing
  operations.............................    (0.21)     (0.11)      (0.06)          0.04
  Discontinued operations, net of tax,
     per common share....................       --       0.10          --           0.03
  Net (loss) income per common share --
     basic...............................    (0.21)     (0.01)      (0.06)          0.07
  Shares used to compute net (loss)
     income per common share -- basic....   29,902     29,904      29,914         29,939
Net (loss) income per common share --
  diluted from continuing operations.....    (0.21)     (0.11)      (0.06)          0.03
  Discontinued operations, net of tax,
     per common share....................       --       0.10          --           0.03
  Net (loss) income per common share --
     diluted.............................    (0.21)     (0.01)      (0.06)          0.06
  Shares used to compute net (loss)
     income per common
     share -- diluted....................   29,902     29,904      29,914         31,435

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

---------------

(1) The quarterly periods ended March 31, 2001, June 30, 2001, and September 30, 2001, also included the impact of $1.6 million, $1.2 million and $1.2 million, respectively, of process improvement project and other expenses that are not shown in the above table.

(2) In accordance with the EITF No. 01-14, the Company reclassified $0.3 million, in each of the quarterly periods ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001, from other operating expenses to revenue in the e-Health Solutions and Application Software divisions.

20.  SUBSEQUENT EVENTS (UNAUDITED)

     In February 2000, the Company acquired KHS. A portion of the purchase price was deferred based on KHS's performance during the three years following the acquisition date. The Company recorded a liability for the unpaid purchase price based on KHS's performance estimates.

     In February 2003, the Company determined that KHS would not meet the post-acquisition operational targets set in the KHS purchase agreement, and the Company reduced the portion of the KHS purchase price allocated to goodwill by approximately $5.9 million. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet. Because of this adjustment, excess proceeds (as defined by the Indenture) exceeded $10.0 million (refer to Note 9 for more information). On February 13, 2003, the Company initiated an offer to purchase up to $15 million of the Notes at par plus accrued interest, including $13.2 million to satisfy the requirements under the Indenture for the reinvestment of excess proceeds. The Company's offer to repurchase the Notes was accepted in full, and on March 17, 2003, the Company's repurchased $15 million of the Notes at par plus accrued interest. The Company used a portion of its available cash to fund the repurchase. As a result of the repurchase, the Company reclassified $15 million of the Notes to the "current portion of long-term debt" from "long-term debt" in its December 31, 2002, Consolidated Balance Sheet.

     On March 10, 2003, the Company amended the Rights Agreement to provide that the meaning of the term "Acquiring Person" shall not include ValueAct Capital Partners, L.P. ("ValueAct Partners"); ValueAct Capital Partners II, L.P. ("ValueAct Partners II"), ValueAct Capital International, Ltd. ("ValueAct International"); VA Partners, L.L.C. ("VA Partners"), Jeffrey W. Ubben, George
F. Hamel, Jr., and Peter H. Kamin (ValueAct Partners, ValueAct Partners II, ValueAct International, VA Partners and Messrs. Ubben, Hamel and Kamin, and their affiliates, collectively "ValueAct"); so long as ValueAct does not become the beneficial owner of 20% or more of the then outstanding shares of the outstanding shares of Common Stock. As of March 10, 2003, ValueAct was the beneficial owner of approximately 14.9% of the outstanding shares of Common Stock.

                         REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements of Per-Se Technologies, Inc. as of December 31, 2002 and 2001 and for the years then ended and have issued our report thereon dated February 7, 2003 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule as of December 31, 2002 and 2001 and for the years then ended listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
February 7, 2003

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Per-Se Technologies, Inc.:

Our audit of the consolidated financial statements referred to in our report dated February 5, 2001 appearing in the 2002 Annual Report to Shareholders of Per-Se Technologies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 5, 2001

                           PER-SE TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              ADDITIONS
                                                        ---------------------
                                           BALANCE AT   CHARGED TO   CHARGED
                                           BEGINNING    COSTS AND    TO OTHER                BALANCE AT
DESCRIPTION                                 OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS   END OF YEAR
-----------                                ----------   ----------   --------   ----------   -----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
  Allowance for doubtful accounts........   $  6,489     $ 2,214       --        $(3,219)     $  5,484
YEAR ENDED DECEMBER 31, 2001
  Allowance for doubtful accounts........   $ 11,973     $ 1,995       --        $(7,479)     $  6,489
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts........   $ 14,501     $ 4,651       --        $(7,179)     $ 11,973