Form 10-Q
period 2003-03-31
PER SE TECHNOLOGIES INC
filed 2003-05-09
CIK 878556

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



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                       SHARES OUTSTANDING AT MAY 5, 2003
                --------------                       ---------------------------------
         Common Stock $0.01 Par Value                        30,181,441 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2003

                                                                        PAGE
                                                                        ----
                       PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002...........................................     2
         Consolidated Statements of Operations for the three months
         ended March 31, 2003 and 2002...............................     3
         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2003 and 2002...............................     4
         Notes to Consolidated Financial Statements..................     5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    13
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    20
Item 4.  Controls and Procedures.....................................    20
                         PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    21
Item 6.  Exhibits and Reports on Form 8-K............................    21

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 21,041      $ 46,748
  Restricted cash...........................................       4,445         4,296
                                                                --------      --------
          Total cash and cash equivalents...................      25,486        51,044
  Accounts receivable, billed (less allowances of $4,393 and
     $4,600, respectively)..................................      49,910        46,234
  Accounts receivable, unbilled (less allowances of $1,153
     and $884, respectively)................................      10,057         8,880
  Other.....................................................      12,441        11,478
                                                                --------      --------
          Total current assets..............................      97,894       117,636
Property and equipment, net of accumulated depreciation.....      20,045        21,607
Other intangible assets, net of accumulated amortization....      32,834        34,194
Goodwill, net of accumulated amortization...................      32,549        32,549
Other.......................................................       3,097         3,485
                                                                --------      --------
          Total assets......................................    $186,419      $209,471
                                                                ========      ========
CURRENT LIABILITIES:
  Accounts payable..........................................    $  6,355      $  3,572
  Accrued compensation......................................      18,955        23,018
  Accrued expenses..........................................      17,063        23,203
  Current portion of long-term debt.........................         110        15,124
                                                                --------      --------
                                                                  42,483        64,917
  Deferred revenue..........................................      18,895        20,873
                                                                --------      --------
          Total current liabilities.........................      61,378        85,790
Long-term debt..............................................     160,750       160,792
Other obligations...........................................       2,003         2,141
                                                                --------      --------
          Total liabilities.................................     224,131       248,723
                                                                --------      --------
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................          --            --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     30,181 and 30,163 issued and outstanding as of March
     31, 2003, and December 31, 2002, respectively..........         302           302
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................          --            --
  Paid-in capital...........................................     778,091       778,021
  Warrants..................................................       1,495         1,495
  Accumulated deficit.......................................    (816,976)     (818,553)
  Treasury stock at cost, 94 shares as of March 31, 2003,
     and 90 as of December 31, 2002.........................      (1,070)       (1,045)
  Deferred stock unit plan obligation.......................       1,070         1,045
  Accumulated other comprehensive loss......................        (624)         (517)
                                                                --------      --------
          Total stockholders' deficit.......................     (37,712)      (39,252)
                                                                --------      --------
          Total liabilities and stockholders' deficit.......    $186,419      $209,471
                                                                ========      ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Revenue.....................................................  $88,523    $85,436
                                                              -------    -------
Salaries and wages..........................................   52,264     49,727
Other operating expenses....................................   24,283     23,780
Depreciation................................................    2,668      2,969
Amortization................................................    2,759      2,847
Interest expense............................................    4,765      4,600
Interest income.............................................     (108)      (139)
                                                              -------    -------
          Total expenses....................................   86,631     83,784
                                                              -------    -------
Income before income taxes..................................    1,892      1,652
Income tax expense..........................................      304        252
                                                              -------    -------
Income from continuing operations...........................    1,588      1,400
                                                              -------    -------
Loss from discontinued operations, net of tax...............      (11)      (101)
                                                              -------    -------
          Net income........................................  $ 1,577    $ 1,299
                                                              =======    =======
Net income per common share -- basic:
  Income from continuing operations.........................  $  0.05    $  0.04
  Loss from discontinued operations, net of tax.............       --         --
                                                              -------    -------
          Net income per common share -- basic..............  $  0.05    $  0.04
                                                              =======    =======
Shares used in computing net income per common
  share -- basic............................................   30,172     29,990
                                                              =======    =======
Net income per common share -- diluted:
  Income from continuing operations.........................  $  0.05    $  0.04
  Loss from discontinued operations, net of tax.............       --         --
                                                              -------    -------
          Net income per common share -- diluted............  $  0.05    $  0.04
                                                              =======    =======
Shares used in computing net income per common
  share -- diluted..........................................   31,037     32,527
                                                              =======    =======

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  1,577   $  1,299
Adjustments to reconcile net income to net cash used for
  operating activities:
  Depreciation and amortization.............................     5,427      5,816
  Discontinued operations...................................        11        101
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................      (147)       (19)
     Accounts receivable, billed............................    (3,676)    (4,037)
     Accounts receivable, unbilled..........................    (1,177)    (1,952)
     Accounts payable.......................................     2,783     (1,031)
     Accrued compensation...................................    (4,063)    (1,994)
     Accrued expenses.......................................    (6,204)    (2,985)
     Deferred revenue.......................................    (1,978)      (451)
     Other, net.............................................      (731)    (2,729)
                                                              --------   --------
       Net cash used for continuing operations..............    (8,178)    (7,982)
       Net cash used for discontinued operations............       (11)      (101)
                                                              --------   --------
       Net cash used for operating activities...............    (8,189)    (8,083)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (1,157)    (2,295)
Software development costs..................................    (1,399)    (1,957)
Proceeds from sale of property and equipment................         1          4
Acquisitions, net of cash acquired..........................       (19)       (20)
                                                              --------   --------
       Net cash used for investing activities...............    (2,574)    (4,268)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options.................        70        353
Repayments of debt..........................................   (15,014)       (17)
                                                              --------   --------
       Net cash (used for) provided by financing
        activities..........................................   (14,944)       336
                                                              --------   --------
CASH AND CASH EQUIVALENTS:
Net change..................................................   (25,707)   (12,015)
Balance at beginning of period..............................    46,748     36,493
                                                              --------   --------
Balance at end of period....................................  $ 21,041   $ 24,478
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $  8,523   $  8,362
  Income taxes..............................................       134        215

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Per-Se Technologies, Inc. ("Per-Se" or the "Company") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. For further information, the reader of this Form 10-Q may wish to refer to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2002, included in the Company's Annual Report on Form 10-K, filed on March 27, 2003, with the Securities and Exchange Commission.

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

NOTE 2 -- STOCK-BASED COMPENSATION PLANS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

     At March 31, 2003, the Company has four stock-based compensation plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No stock-based compensation cost is reflected in the Company's Statement of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income as reported......................................   $ 1,577     $ 1,299
Deduct: total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................    (1,307)     (1,239)
                                                               -------     -------
Pro forma net income........................................   $   270     $    60
                                                               =======     =======
Net income per common share:
  Basic -- as reported......................................   $  0.05     $  0.04
                                                               =======     =======
  Basic -- pro forma........................................   $  0.01     $  0.00
                                                               =======     =======
  Diluted -- as reported....................................   $  0.05     $  0.04
                                                               =======     =======
  Diluted -- pro forma......................................   $  0.01     $  0.00
                                                               =======     =======

NOTE 3 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2003 and 2002 (in thousands, except per share data):

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Net income..................................................  $1,577   $1,299
                                                              ======   ======
Common shares outstanding:
  Shares used in computing net income per common
     share -- basic.........................................  30,172   29,990
  Effect of potentially dilutive stock options and
     warrants...............................................     865    2,537
                                                              ------   ------
  Shares used in computing net income per common
     share -- diluted.......................................  31,037   32,527
                                                              ======   ======
Earnings per common share:
  Basic.....................................................  $ 0.05   $ 0.04
                                                              ======   ======
  Diluted...................................................  $ 0.05   $ 0.04
                                                              ======   ======

     Options and warrants to purchase 4.3 million and 2.8 million shares of Common Stock outstanding during the three months ended March 31, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 4 -- RESTRICTED CASH

     At March 31, 2003, restricted cash primarily represents restrictions on the Company's cash as security for letters of credit.

NOTE 5 -- FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

     The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive income (loss). In the three months ended March 31, 2003 and 2002, the only component of other comprehensive loss was the net foreign currency translation, which was $0.1 million and $37,000, respectively.

NOTE 6 -- ACQUISITIONS

     On February 9, 2000, the Company acquired the outstanding capital stock of Knowledgeable Healthcare Solutions, Inc. ("KHS") for consideration of $3.1 million, consisting of $1.1 million cash and approximately 236,000 shares, or $2.0 million, of the Company's Common Stock. In addition, the purchase agreement provided for a purchase price adjustment of up to $6.0 million, which was recorded in December 2000, payable in cash and the Company's Common Stock, should KHS meet certain operational targets over the three years from the date of acquisition.

     The KHS acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $8.9 million of the purchase price was allocated to goodwill and, prior to the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), on January 1, 2002, was being amortized using the straight-line method over five years. In April 2001, KHS met certain of its purchase agreement operational targets and the Company paid approximately $0.1 million (25% through the issuance of the Company's Common Stock) of the $6.0 million purchase price adjustment. In February 2003, the Company determined that KHS would not meet its remaining purchase agreement operational targets and reduced the purchase price allocation to goodwill by approximately $5.9 million. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet. The operating results of KHS are included in the Company's Consolidated Statements of Operations from the date of acquisition in the e-Health Solutions segment.

NOTE 7 -- DISCONTINUED OPERATIONS AND DIVESTITURES

     On November 30, 1998, the Company completed the sale of its Hospital Services business segment. In 1999, the Company completed the sale of both divisions of its Impact business segment.

     During the three months ended March 31, 2003 and 2002, the Company incurred expenses of approximately $11,000 and $0.1 million, respectively, which were primarily legal costs, associated with Hospital Services and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with Hospital Services and Impact as discontinued operations for all periods presented.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 8 -- LEGAL MATTERS

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

     The Company's insurance coverage for both the E&O and D&O policies were scheduled to be renewed as of June 30, 2002, and the Company was in the process of actively pursuing new coverage with insurance carriers, including Lloyd's, when the attempted rescission notice was received from Lloyd's. Due to the attempted rescission, the Company expedited its insurance proposal process and in mid-June 2002 the Company secured new insurance coverage with a policy period of 12 months. The Company believes it experienced a significant increase in insurance premiums and deductibles with its new policies as a result of Lloyd's actions and is seeking reimbursement for a portion of the increased premium costs and increased deductibles in its lawsuit against Lloyd's. The Company has expensed approximately $1.3 million for the three months ended March 31, 2003, of increased insurance premiums and the costs of pursuing litigation against Lloyd's in the Company's Consolidated Statements of Operations in the Corporate segment.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company has not received any D&O insurance claims since 1996. The Company did receive E&O insurance claims during the term of the Lloyd's E&O insurance policies in the ordinary course of business. Over the last five years, the majority of E&O claims received by the Company were resolved with nominal or no settlement.

     Pending the outcome of the litigation with Lloyd's, the Company will continue to vigorously defend and will be required to fund the legal costs and any litigation settlements related to E&O claims covered by the Lloyd's E&O policies. The Company expects to recover these costs from Lloyd's in accordance with the obligations of Lloyd's under the E&O policies and, as such, has recorded and will record the amounts as Other Current Assets on the Company's Consolidated Balance Sheets.

     At March 31, 2003, the Company's Other Current Assets include $7.2 million associated with the interim funding of legal costs and litigation settlements related to E&O claims that were incurred by the Company in excess of the Lloyd's E&O policies' deductible that are expected to be recovered from Lloyd's. This $7.2 million balance includes $6.8 million paid through March 31, 2003, and additional obligations to be paid of approximately $0.4 million.

     The Company believes that it has meritorious defenses to the Lloyd's claims and that a favorable outcome is probable. The Company's insurance is on a "claims-made" basis, which means insurance coverage is in place based on the date the claim is made, not the date(s) the services were provided and/or the products were sold. In the event that the Company is unsuccessful in the litigation with Lloyd's, certain claims presently pending against the Company would become the sole responsibility of the Company. Although the Company believes it will be successful in its litigation with Lloyd's, if it is not and uninsured claims do exist, such claims, including the $7.2 million balance in Other Current Assets related to the interim funding of legal costs and litigation settlements, could have a material adverse effect on the Company's financial condition and results of operations. Regardless of the outcome of the litigation with Lloyd's, the Company's new insurance coverage will not be affected.

     The Company believes that it has meritorious defenses to the claims and other issues asserted in pending legal matters; however, there can be no assurance that such matters or any future legal matters will not have an adverse effect on the Company. Amounts of awards or losses, if any, in pending legal matters have not been reflected in the financial statements unless probable and reasonably estimable.

NOTE 9 -- LONG-TERM DEBT

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

     In February 2000, the Company acquired KHS. A portion of the purchase price was deferred based on KHS's performance during the three years following the acquisition date. The Company recorded a liability for the unpaid purchase price based on KHS's performance estimates (see Note 6 -- Acquisitions for further discussion on KHS's total purchase price).

     In February 2003, the Company determined that KHS would not meet the post-acquisition operational targets set in the KHS purchase agreement, and the Company reduced the portion of the KHS purchase price allocated to goodwill by approximately $5.9 million. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet. Because of this adjustment, excess proceeds (as defined by the Indenture) exceeded $10.0 million. On February 13, 2003, the Company initiated an offer to purchase up to $15 million of the Notes at par plus accrued interest, including $13.2 million to satisfy the requirements under the Indenture for the reinvestment of excess proceeds. The Company's offer to repurchase the Notes

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES was accepted in full, and on March 17, 2003, the Company repurchased $15 million of the Notes at par plus accrued interest of approximately $0.1 million. The Company used a portion of its available cash to fund the repurchase. In addition, the Company incurred a write-off of approximately $0.2 million during the three months ended March 31, 2003, of deferred debt issuance costs associated with the original issuance of the Notes. As of March 31, 2003, the Company's balance of net proceeds and excess proceeds (as defined by the Indenture governing the Notes) was zero.

     The Company entered into a $50 million credit facility (the "Credit Facility") on April 6, 2001. Availability under the Credit Facility is determined by a borrowing base calculated based on eligible billed accounts receivable of the Company's Physician Services and e-Health Solutions divisions, as defined in the Credit Facility. The Company has the option of entering into LIBOR based loans or index-rate loans, each as defined in the Credit Facility. LIBOR based loans bear interest at LIBOR plus amounts ranging from 1.85% to 2.65% based on the Company's leverage ratio, as defined in the Credit Facility. Index rate loans bear interest at rates approximating Prime plus amounts ranging from 0.35% to 1.15% based on the Company's leverage ratio, as defined in the Credit Facility. In addition, the Company pays a quarterly commitment fee on the unused portion of the Credit Facility of 0.375% per annum.

     The Credit Facility contains financial, collateral and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales, stock offerings, capital expenditures, cash velocity, maximum days sales outstanding and the prepayment of the Notes; those requiring a minimum EBITDA (as defined) maintenance, fixed charge coverage and cash velocity; and limiting days sales outstanding in billed accounts receivable, each as defined in the Credit Facility. The Company was in compliance with all applicable covenants as of March 31, 2003.

     The initial term of the Credit Facility is 42 months, expiring on October 6, 2004. The Company and the Lender can mutually agree to extend this term by 18 months if certain conditions have been met. The Company intends to use the Credit Facility, as needed, for future investments in its operations, including capital expenditures, strategic acquisitions and other general corporate purposes. The Company has not incurred any borrowings under the Credit Facility as of March 31, 2003.

NOTE 10 -- INCOME TAXES

     Income tax expense, which was primarily related to state and local income taxes, was $0.3 million for the three months ended March 31, 2003 and 2002. The Company's estimated federal income tax expense for the three months ended March 31, 2003, is offset by the release of an equal amount of the Company's valuation allowance. As of March 31, 2003, the Company's remaining net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

NOTE 11 -- SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its three operating divisions: Physician Services, e-Health Solutions and Application Software.

     The Physician Services segment provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services include accounts receivable management, clinical data collection, data input, medical coding, billing, contract management and cash collections. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens. The business of the Physician Services division is conducted by PST Services, Inc. a Georgia corporation doing business as "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

     The e-Health Solutions segment provides healthcare providers and payers with connectivity and business intelligence solutions that help reduce administrative costs and enhance revenue cycle management. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing. In addition, e-Health Solutions offers physician practice management software as an application service provider ("ASP") to physician practices and managed care solutions to payers in ASP, turnkey or outsourced formats. The business of the e-Health Solutions division is conducted by the following four wholly owned subsidiaries of the Company: Per-Se Transaction Services, Inc., an Indiana corporation; Health Data Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; and Knowledgeable Healthcare Solutions, Inc., an Alabama corporation. All of these subsidiaries do business under the name "Per-Se Technologies."

     The Application Software segment provides enterprise-wide financial, clinical and administrative software to acute care healthcare organizations, including patient financial management software, clinical information software and patient and staff scheduling systems. These applications enable healthcare organizations to optimize the quality of care delivered and the profitability of business operations. The business of the Application Software division is conducted by PST Products, LLC, a California limited liability company doing business as "Per-Se Technologies," which is wholly owned by the Company.

     The Company evaluates each segment's performance based on its segment operating profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, depreciation and amortization.

     The e-Health Solutions segment revenue includes intersegment revenue for services provided to the Physician Services segment, which are shown as Eliminations to reconcile to total consolidated revenue.

     Information concerning the Company's reportable operating segments is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenue:
  Physician Services........................................  $58,959    $56,505
  e-Health Solutions........................................   16,949     15,785
  Application Software......................................   15,852     16,008
  Eliminations..............................................   (3,237)    (2,862)
                                                              -------    -------
                                                              $88,523    $85,436
                                                              =======    =======
Segment operating expenses:
  Physician Services........................................  $51,617    $51,922
  e-Health Solutions........................................   15,599     13,553
  Application Software......................................   14,116     13,730
  Corporate.................................................    3,879      2,980
  Eliminations..............................................   (3,237)    (2,862)
                                                              -------    -------
                                                              $81,974    $79,323
                                                              =======    =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Segment operating profit:
  Physician Services........................................  $ 7,342    $ 4,583
  e-Health Solutions........................................    1,350      2,232
  Application Software......................................    1,736      2,278
  Corporate.................................................   (3,879)    (2,980)
                                                              -------    -------
                                                              $ 6,549    $ 6,113
                                                              =======    =======
Interest expense............................................  $ 4,765    $ 4,600
                                                              =======    =======
Interest income.............................................  $  (108)   $  (139)
                                                              =======    =======
Income before income taxes..................................  $ 1,892    $ 1,652
                                                              =======    =======
Depreciation and amortization:
  Physician Services........................................  $ 2,304    $ 2,700
  e-Health Solutions........................................    1,444      1,255
  Application Software......................................    1,428      1,636
  Corporate.................................................      251        225
                                                              -------    -------
                                                              $ 5,427    $ 5,816
                                                              =======    =======
Capital expenditures and capitalized software development
  costs:
  Physician Services........................................  $   659    $ 1,069
  e-Health Solutions........................................      886      1,625
  Application Software......................................      993      1,359
  Corporate.................................................       18        199
                                                              -------    -------
                                                              $ 2,556    $ 4,252
                                                              =======    =======

                                                                       AS OF
                                                              ------------------------
                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Identifiable assets:
  Physician Services........................................  $ 51,865      $ 50,700
  e-Health Solutions........................................    58,892        60,248
  Application Software......................................    38,261        36,014
  Corporate.................................................    37,401        62,509
                                                              --------      --------
                                                              $186,419      $209,471
                                                              ========      ========

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

     The Physician Services division provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services focus on revenue cycle management and include accounts receivable management, clinical data collection, data input, medical coding, billing, contract management and cash collections. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens.

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2003, AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $58,959    $56,505
e-Health Solutions..........................................   16,949     15,785
Application Software........................................   15,852     16,008
Eliminations................................................   (3,237)    (2,862)
                                                              -------    -------
                                                              $88,523    $85,436
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 4% in the three months ended March 31, 2003, as compared to the same period in 2002. The revenue increase is due to new sales as well as growth in the existing client base. The Company continued to experience client retention in the mid-90% range during the three months ended March 31, 2003. Net backlog at March 31, 2003, was approximately $3 million, compared to approximately $4 million at December 31, 2002. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the e-Health Solutions division increased approximately 7% for the three months ended March 31, 2003, as compared to the same period in 2002 despite the phasing out of a large print and mail customer, which began in the second half of 2002. This customer's business was not related to medical claims. Revenue growth in the division is a result of increased revenue in the physician and hospital medical transaction processing business. This growth is evidenced by the approximately 11% increase in transaction volume that the division achieved in the three months ended March 31, 2003, over the prior year period. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by e-Health Solutions. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     Revenue for the Application Software division decreased slightly for the three months ended March 31, 2003, as compared to the same period in 2002. During the three months ended March 31, 2003, the division began implementation work associated with an international contract. Due to the unique characteristics of the contract, payments begin when the base system is substantially delivered, rather than throughout the implementation period. As such, the Company concluded that revenue under the contract should not be recognized until payments commence in 2004, as opposed to revenue being recognized as the implementation progresses. The division was unable to recognize approximately $0.6 million in revenue in the three months ended March 31, 2003. Backlog at March 31, 2003, was approximately $54 million, compared to approximately $52 million at December 31, 2002. The Company believes that backlog is a useful indicator of future revenue growth for the division.

     The e-Health Solutions division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown in Eliminations to reconcile to total consolidated revenue.

     Segment Operating Profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, depreciation and amortization. Segment operating profit, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 7,342    $ 4,583
e-Health Solutions..........................................    1,350      2,232
Application Software........................................    1,736      2,278
Corporate...................................................   (3,879)    (2,980)
                                                              -------    -------
                                                              $ 6,549    $ 6,113
                                                              =======    =======

     Physician Services' segment operating profit increased approximately 60% in the three months ended March 31, 2003, compared to the same period in 2002, resulting in operating margins of approximately 12.5% in the three months ended March 31, 2003, versus approximately 8.1% in the same period in 2002. The margin expansion is attributable to the incremental margins achieved on increased revenue in addition to labor and cost savings from productivity initiatives completed in 2002.

     e-Health Solutions' segment operating profit decreased approximately 40% in the three months ended March 31, 2003, compared to the same period in 2002, resulting in operating margins of 8.0% versus 14.1% in the prior year period. A significant portion of the margin decrease is attributable to approximately $0.6 million of costs related to the conversion of the current ASP-based physician practice management solution clients onto a new platform. The addition of staff in the latter part of 2002 and early 2003, particularly in the sales and marketing area, to support the division's growth and product initiatives, also negatively impacted margins in the three months ended March 31, 2003, compared to the same period in 2002.

     Application Software's segment operating profit decreased approximately 24% in the three months ended March 31, 2003, compared to the same period in 2002. The decrease is attributable to the revenue decrease previously discussed.

     The Company's corporate overhead expenses increased approximately $0.9 million in the three months ended March 31, 2003, compared to the same period in 2002. The increase is attributable to increased insurance premiums and legal expenses of approximately $1.3 million related to Lloyd's attempt to rescind certain insurance policies (refer to "Note 8 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     Interest. Interest expense was approximately $4.8 million for the three months ended March 31, 2003, as compared to $4.6 million for the same period in 2002. The increase is primarily attributable to the accelerated amortization of the Company's deferred debt issuance costs of approximately $0.2 million related to the acceptance of the Company's offer to repurchase $15 million of the Company's $175 million 9 1/2% Senior Notes due 2005 (the "Notes"). Interest income was $0.1 million for each of the three-month periods ended March 31, 2003 and 2002.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was $0.3 million for each of the three-month periods ended March 31, 2003 and 2002. The Company's estimated federal income tax expense for the three months ended March 31, 2003, is offset by the release of an equal amount of the Company's valuation allowance. As of March 31, 2003, the Company's remaining net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, the Company had working capital of $36.5 million compared to $31.8 million at December 31, 2002. The increase in working capital is related to an increase in accounts receivable of approximately $4.9 million related to the normal seasonality of collections and the timing of collections on certain larger software implementations. Restricted cash totaled $4.4 million as of March 31, 2003, and $4.3 million as of December 31, 2002. Restricted cash primarily represents restrictions on the Company's cash as security for letters of credit. Unrestricted cash and cash equivalents totaled $21.0 million at March 31, 2003, a decrease of $25.7 million compared to December 31, 2002. Historically, the three months ended March 31 is a use of cash due to the approximately $8.3 million semi-annual interest payment on the Company's Notes. Also, during the three months ended March 31, 2003, the Company retired $15 million of the Notes at par plus accrued interest of approximately $0.1 million, contributing to the decrease in cash from December 31, 2002 (see cash for investing activities below).

     Cash used for continuing operations was $8.2 million in the three months ended March 31, 2003, compared to cash used for continuing operations in the three months ended March 31, 2002, of $8.0 million.

     The Company used $2.6 million in cash for investing activities during the three months ended March 31, 2003, compared to cash used for investing activities of $4.3 million during the same period in 2002. The decrease in cash used for investing activities was primarily related to a decrease of capital spending of $1.7 million during the three months ended March 31, 2003.

     The Company used $14.9 million in cash for financing activities during the three months ended March 31, 2003, compared to cash provided by financing activities of $0.3 million during the same period in 2002. The increase in cash used for financing activities was primarily related to the acceptance of the Company's offer to repurchase up to $15 million of the Notes at par plus accrued interest.

     For more information about the Company's long-term debt, refer to "Note 9 -- Long-Term Debt" in the Company's Notes to Consolidated Financial Statements.

     The Company is in litigation with Certain Underwriters at Lloyd's of London ("Lloyd's") following an attempt by Lloyd's to rescind certain of the Company's insurance policies (refer to "Note 8 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). For the three months ended March 31, 2003, the Company incurred approximately $1.3 million of expense related to insurance premium increases for its new insurance coverage and the cost of pursuing litigation against Lloyd's. Accordingly, these costs have been reflected in the Company's Consolidated Statements of Operations in the Corporate segment.

     In addition, pending the outcome of the litigation with Lloyd's, the Company continues to fund the legal costs and any litigation settlements associated with claims covered by the Lloyd's Errors and Omissions ("E&O") policies. The Company expects to recover these costs from Lloyd's and has reflected these amounts as Other Current Assets on the Company's Consolidated Balance Sheets.

     The negative impact of these items on the Company's 2003 full year cash flow is projected to be approximately $8 million to $9 million, which consists of approximately $5 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd's and approximately $3 million to $4 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. As of March 31, 2003, the negative impact on quarterly cash flow was approximately $2.8 million, which consisted of approximately $1.3 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd's and $1.5 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies.

FORWARD-LOOKING STATEMENTS

     Certain statements included in the Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report including but not limited to certain statements set forth under the captions "Note 8 -- Legal Matters," "Note 9 -- Long-Term Debt," "Note 10 -- Income Taxes," "Results of Operations" and "Liquidity and Capital Resources," are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the Company's expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, the effect of industry and regulatory changes on the Company's customer base, the impact of revenue backlog on future revenue, the impact of operational improvement or cost reduction initiatives, projected cost savings from such initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" and "Quantitative and Qualitative Disclosures about Market Risk." The Company disclaims any responsibility to update any forward-looking statements.

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

  Competition with Business Management Outsourcing Services Companies and In-house Providers

     The business management outsourcing business, especially surrounding the areas of billings and collections, is highly competitive. The Company competes with regional physician reimbursement organizations and physician groups that provide their own business management services. Successful competition within this industry is dependent on numerous industry and market conditions.

     Potential industry and market changes that could adversely affect the Company's ability to compete for business management outsourcing services include an increase in the number of competitors providing comparable services and new alliances between healthcare providers and third-party payers in which healthcare providers are employed by such third-party payers.

  Competition with Information Technology Companies

     The business of providing application software, information technology, consulting services and connectivity services is also highly competitive. The Company competes with national and regional companies in this regard. Some competitors have longer operating histories and greater financial, technical and marketing resources than that of the Company. The Company's successful competition within this industry is dependent on numerous industry and market conditions.

  Major Client Projects

     The Company's Application Software division involves projects designed to reengineer customer operations through the strategic use of client/server and other advanced technologies in conjunction with the implementation of software. Failure to meet customers' expectations with respect to a major project could have the following consequences: damage the Company's reputation and standing in this marketplace; impair its ability to attract new client/server information technology business; and inhibit its ability to collect for services performed on a project.

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

  Consolidation in the Marketplace

     In general, consolidation initiatives in the healthcare marketplace may result in fewer potential customers for the Company's services. Some of these types of initiatives include employer initiatives, such as creating purchasing cooperatives (GPOs); provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts; and integration among hospitals and physicians into comprehensive delivery systems.

     Consolidation of management and billing services through integrated delivery systems may result in a decrease in demand for the Company's business management outsourcing services for particular physician practices.

  Government Regulations

     The healthcare industry is highly regulated and is subject to changing political, economic, and regulatory influences. Federal and state legislatures have periodically considered programs, such as the Balanced Budget Act of 1997, to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect the Company's business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

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

     Under the Health Information Portability and Accountability Act of 1996 ("HIPAA"), final rules have been published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. The Company has incurred and will continue to incur costs to comply with these rules. Although management believes that future compliance costs will not have a material impact on the Company's results of operations, compliance with these rules may prove to be more costly than is anticipated. Failure to comply with such rules may subject the Company to civil and criminal penalties.

     Currently in the area of privacy and security of health information, numerous federal and state civil and criminal laws govern the collection, use, storage and disclosure of health information. Penalties for noncompliance, both criminal and civil, may be brought by federal or state governments. Persons who believe their health information has been misused or disclosed improperly may bring claims, and payers who believe privacy and security standards have been violated may bring administrative sanctions or remedial actions against offending parties.

     Passage of HIPAA is part of a wider healthcare reform initiative. The Company expects that healthcare reform will continue to be widely debated. The Company also expects that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. The Company cannot predict whether new legislation and regulations will be enacted and, if enacted, whether such new developments will affect its business. However, the Company has invested and expects to continue to invest in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA's impact may require the Company to invest in new products or charge higher prices.

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

     The Company may not be able successfully to resolve such legal matters, or other legal matters, that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, its insurance coverage, product liability coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, such coverage may prove to be inadequate or may become unavailable on acceptable terms, if at all. In the event that the Company is unsuccessful in its ongoing litigation with Lloyd's, certain claims presently pending against the Company would not be covered by insurance (refer to "Note 8 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). As of March 31, 2003, the Company had incurred approximately $7.2 million of costs related to claims under Lloyd's that are reported as Other Current Assets on the Company's Consolidated Balance Sheets. As of March 31, 2003, approximately $6.8 million of these costs had been paid. If the Company is unsuccessful in its ongoing litigation with Lloyd's, the Company would be required to record a write-off of the then-current receivable related to Lloyd's. The write-off would have a minimal cash flow impact as the majority of the claims have been paid as incurred. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in "Note 8 -- Legal Matters" of Notes to Consolidated Financial Statements in Item 1 of Part I.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
  2.1     --   Stock Purchase Agreement dated as of October 15, 1998,
               between Registrant and NCO Group, Inc. (incorporated by
               reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).
  2.2     --   Stock Purchase Agreement dated as of April 20, 1999, among
               Complete Business Solutions, Inc., E-Business Solutions.com,
               Inc., Impact Innovations Holdings, Inc. and Registrant
               (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
  2.3     --   Stock Purchase Agreement dated as of November 4, 1999, among
               J3 Technology Services Corp., Impact Innovations Holdings,
               Inc., Impact Innovations Government Group, Inc. and
               Registrant (incorporated by reference to Exhibit 2.3 to
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999).
  3.1     --   Restated Certificate of Incorporation of Registrant
               (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
               Form 10-K")).
  3.2     --   Restated By-laws of Registrant (incorporated by reference to
               Exhibit 3.2 to the 1999 Form 10-K).
  4.1     --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
               1998).
  4.2     --   Warrant Agreement dated as of July 8, 1998, between
               Registrant and SunTrust Bank, Atlanta, as Warrant Agent
               (including form of warrant certificate) (incorporated by
               reference to Exhibit 4.2 to Registration Statement on Form
               8-A filed on July 21, 1998).
  4.3     --   Settlement Agreement dated as of June 24, 1999, by and among
               Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
               Alyson T. Stinson, James F. Thacker, James F. Thacker
               Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
               Trust and Borrower (incorporated by reference to Exhibit
               10.1 to Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1999).
  4.4     --   Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.5     --   First Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of May 4, 2000 (incorporated by
               reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
               for the quarter ended March 31, 2000).
  4.6     --   Second Amendment to Rights Agreement dated as of February
               11, 1999, between Registrant and American Stock Transfer &
               Trust Company, entered into as of December 6, 2001, to be
               effective as of March 6, 2002 (incorporated by reference to
               Exhibit 4.12 to Annual Report on Form 10-K for the year
               ended December 31, 2001).
  4.7     --   Third Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
 99.1     --   Certification of Chief Executive Officer, pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2     --   Certification of Chief Financial Officer, pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

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

Date: May 9, 2003

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

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ PHILIP M. PEAD
                                          --------------------------------------
                                                      Philip M. Pead
                                                   Chairman, President
                                               and Chief Executive Officer

Date: May 9, 2003

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

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ CHRIS E. PERKINS
                                          --------------------------------------
                                                     Chris E. Perkins
                                               Executive Vice President and
                                                 Chief Financial Officer

Date: May 9, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
   2.1   --    Stock Purchase Agreement dated as of October 15, 1998,
               between Registrant and NCO Group, Inc. (incorporated by
               reference to Exhibit 2.1 to Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998).
   2.2   --    Stock Purchase Agreement dated as of April 20, 1999, among
               Complete Business Solutions, Inc., E-Business Solutions.com,
               Inc., Impact Innovations Holdings, Inc. and Registrant
               (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 5, 1999).
   2.3   --    Stock Purchase Agreement dated as of November 4, 1999, among
               J3 Technology Services Corp., Impact Innovations Holdings,
               Inc., Impact Innovations Government Group, Inc. and
               Registrant (incorporated by reference to Exhibit 2.3 to
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999).
   3.1   --    Restated Certificate of Incorporation of Registrant
               (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
               Form 10-K")).
   3.2   --    Restated By-laws of Registrant (incorporated by reference to
               Exhibit 3.2 to the 1999 Form 10-K).
   4.1   --    Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
               1998).
   4.2   --    Warrant Agreement dated as of July 8, 1998, between
               Registrant and SunTrust Bank, Atlanta, as Warrant Agent
               (including form of warrant certificate) (incorporated by
               reference to Exhibit 4.2 to Registration Statement on Form
               8-A filed on July 21, 1998).
   4.3   --    Settlement Agreement dated as of June 24, 1999, by and among
               Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
               Alyson T. Stinson, James F. Thacker, James F. Thacker
               Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
               Trust and Borrower (incorporated by reference to Exhibit
               10.1 to Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1999).
   4.4   --    Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
   4.5   --    First Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of May 4, 2000 (incorporated by
               reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
               for the quarter ended March 31, 2000).
   4.6   --    Second Amendment to Rights Agreement dated as of February
               11, 1999, between Registrant and American Stock Transfer &
               Trust Company, entered into as of December 6, 2001, to be
               effective as of March 6, 2002 (incorporated by reference to
               Exhibit 4.12 to Annual Report on Form 10-K for the year
               ended December 31, 2001).
   4.7   --    Third Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
  99.1   --    Certification of Chief Executive Officer, pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2   --    Certification of Chief Financial Officer, pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.