Form 10-Q
period 2003-06-30
PER SE TECHNOLOGIES INC
filed 2003-08-08
CIK 878556

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



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-19480

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                      SHARES OUTSTANDING AT JULY 31, 2003
                --------------                      -----------------------------------
         Common Stock $0.01 Par Value                        30,385,251 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2003

                                                                        PAGE
                                                                        ----
                       PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 2003, and
         December 31, 2002...........................................     2
         Consolidated Statements of Operations for the three and six
         months ended June 30, 2003 and 2002.........................     3
         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2003 and 2002................................     4
         Notes to Consolidated Financial Statements..................     5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    15
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    25
Item 4.  Controls and Procedures.....................................    25
                         PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    26
Item 4.  Submission of Matters to a Vote of Security Holders.........    26
Item 6.  Exhibits and Reports on Form 8-K............................    26

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 30,526       $ 46,748
  Restricted cash...........................................      4,409          4,296
                                                               --------       --------
          Total cash and cash equivalents...................     34,935         51,044
  Accounts receivable, billed (less allowances of $3,595 and
     $3,880, respectively)..................................     46,152         41,452
  Accounts receivable, unbilled (less allowances of $587 and
     $408, respectively)....................................      2,601          3,963
  Other.....................................................     11,573         10,638
                                                               --------       --------
          Total current assets..............................     95,261        107,097
Property and equipment, net of accumulated depreciation.....     18,154         19,718
Other intangible assets, net of accumulated amortization....     27,395         29,263
Goodwill, net of accumulated amortization...................     32,549         32,549
Net assets of discontinued operations.......................     21,485         17,358
Other.......................................................      4,097          3,486
                                                               --------       --------
          Total assets......................................   $198,941       $209,471
                                                               ========       ========
CURRENT LIABILITIES:
  Accounts payable..........................................   $  5,136       $  3,525
  Accrued compensation......................................     18,725         20,838
  Accrued expenses..........................................     20,596         22,170
  Current portion of long-term debt.........................         --         15,020
                                                               --------       --------
                                                                 44,457         61,553
  Deferred revenue..........................................     18,858         17,636
                                                               --------       --------
          Total current liabilities.........................     63,315         79,189
Long-term debt..............................................    160,000        160,000
Liabilities of discontinued operations......................      7,485          7,393
Other obligations...........................................      1,863          2,141
                                                               --------       --------
          Total liabilities.................................    232,663        248,723
                                                               --------       --------
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................         --             --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     30,357 and 30,163 issued and outstanding as of June 30,
     2003, and December 31, 2002, respectively..............        304            302
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................         --             --
  Paid-in capital...........................................    779,159        778,021
  Warrants..................................................      1,495          1,495
  Accumulated deficit.......................................   (814,026)      (818,553)
  Treasury stock at cost, 112 shares as of June 30, 2003,
     and 90 as of December 31, 2002.........................     (1,161)        (1,045)
  Deferred stock unit plan obligation.......................      1,161          1,045
  Accumulated other comprehensive loss......................       (654)          (517)
                                                               --------       --------
          Total stockholders' deficit.......................    (33,722)       (39,252)
                                                               --------       --------
          Total liabilities and stockholders' deficit.......   $198,941       $209,471
                                                               ========       ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2003       2002       2003       2002
                                                       --------   --------   --------   --------
Revenue..............................................  $85,429    $82,393    $167,485   $162,255
                                                       -------    -------    --------   --------
Salaries and wages...................................   49,017     47,822      97,152     94,069
Other operating expenses.............................   23,379     22,679      45,500     44,454
Depreciation.........................................    2,449      2,874       5,010      5,714
Amortization.........................................    2,270      2,480       4,501      4,702
Interest expense.....................................    4,223      4,601       8,957      9,200
Interest income......................................      (58)      (100)       (166)      (238)
                                                       -------    -------    --------   --------
          Total expenses.............................   81,280     80,356     160,954    157,901
                                                       -------    -------    --------   --------
Income before income taxes...........................    4,149      2,037       6,531      4,354
Income tax expense...................................      378        203         662        425
                                                       -------    -------    --------   --------
Income from continuing operations....................    3,771      1,834       5,869      3,929
                                                       -------    -------    --------   --------
Discontinued operations (see Note 8)
  (Loss) income from discontinued operations, net of
     tax -- Patient1.................................     (599)       188      (1,108)      (507)
  Loss from discontinued operations, net of
     tax -- Other....................................     (223)        --        (234)      (101)
                                                       -------    -------    --------   --------
          Net income.................................  $ 2,949    $ 2,022    $  4,527   $  3,321
                                                       =======    =======    ========   ========
Net income per common share -- basic:
  Income from continuing operations..................  $  0.13    $  0.06    $   0.20   $   0.13
  (Loss) income from discontinued operations, net of
     tax -- Patient1.................................    (0.02)      0.01       (0.04)     (0.02)
  Loss from discontinued operations, net of
     tax -- Other....................................    (0.01)        --       (0.01)        --
                                                       -------    -------    --------   --------
          Net income per common share -- basic.......  $  0.10    $  0.07    $   0.15   $   0.11
                                                       =======    =======    ========   ========
Weighted average shares used in computing basic
  earnings per share.................................   30,238     30,049      30,205     30,020
                                                       =======    =======    ========   ========
Net income per common share -- diluted:
  Income from continuing operations..................  $  0.12    $  0.06    $   0.19   $   0.12
  (Loss) income from discontinued operations, net of
     tax -- Patient1.................................    (0.02)        --       (0.04)     (0.02)
  Loss from discontinued operations, net of
     tax -- Other....................................    (0.01)        --       (0.01)        --
                                                       -------    -------    --------   --------
          Net income per common share -- diluted.....  $  0.09    $  0.06    $   0.14   $   0.10
                                                       =======    =======    ========   ========
Weighted average shares used in computing diluted
  earnings per share.................................   31,866     32,491      31,452     32,509
                                                       =======    =======    ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2003      2002
                                                              --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  4,527   $ 3,321
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     9,511    10,416
  Loss from discontinued operations.........................     1,342       608
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................      (117)       13
     Accounts receivable, billed............................    (4,700)   (3,253)
     Accounts receivable, unbilled..........................         5    (1,611)
     Accounts payable.......................................     1,611      (251)
     Accrued compensation...................................    (2,113)   (2,987)
     Accrued expenses.......................................    (1,533)    1,292
     Deferred revenue.......................................     1,222      (395)
     Other, net.............................................      (549)   (3,307)
                                                              --------   -------
       Net cash provided by continuing operations...........     9,206     3,846
       Net cash used for discontinued operations............    (4,563)   (3,387)
                                                              --------   -------
       Net cash provided by operating activities............     4,643       459
                                                              --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (3,654)   (4,547)
Software development costs..................................    (3,294)   (3,505)
Proceeds from sale of property and equipment................        --        45
Acquisitions, net of cash acquired..........................       (36)   (1,603)
                                                              --------   -------
       Net cash used for investing activities...............    (6,984)   (9,610)
                                                              --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options.................     1,139       607
Payments of debt............................................   (15,020)      (35)
                                                              --------   -------
       Net cash (used for) provided by financing
        activities..........................................   (13,881)      572
                                                              --------   -------

CASH AND CASH EQUIVALENTS:
Net change..................................................   (16,222)   (8,579)
Balance at beginning of period..............................    46,748    36,493
                                                              --------   -------
Balance at end of period....................................  $ 30,526   $27,914
                                                              ========   =======

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $  8,539   $ 8,410
  Income taxes..............................................       228       576

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying notes. Actual results could differ from those estimates.

     The consolidated financial statements of the Company have been presented to reflect the operations of the Application Software division's Patient1 clinical product line ("Patient1"), which was sold on July 28, 2003, and the activity related to the Medaphis Services Corporation ("MSC") and Impact Innovations Group ("Impact") businesses, which were sold in 1998 and 1999, respectively, as discontinued operations for all periods presented (refer to Note 8 for additional information).

NOTE 2 -- STOCK-BASED COMPENSATION PLANS

     At June 30, 2003, the Company has four stock-based compensation plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No stock-based compensation cost is reflected in the Company's Statement of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to stock-based compensation.

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 ---------------------   ---------------------
                                                   2003        2002        2003        2002
                                                 ---------   ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT   (IN THOUSANDS, EXCEPT
                                                    PER SHARE DATA)         PER SHARE DATA)
Net income as reported.........................   $ 2,949     $ 2,022     $ 4,527     $ 3,321
Deduct: total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects......................................   $(1,201)    $(1,315)    $(2,507)    $(2,554)
                                                  -------     -------     -------     -------
Pro forma net income...........................   $ 1,748     $   707     $ 2,020     $   767
                                                  =======     =======     =======     =======
Net income per common share:
  Basic -- as reported.........................   $  0.10     $  0.07     $  0.15     $  0.11
                                                  =======     =======     =======     =======
  Basic -- pro forma...........................   $  0.06     $  0.02     $  0.07     $  0.03
                                                  =======     =======     =======     =======
  Diluted -- as reported.......................   $  0.09     $  0.06     $  0.14     $  0.10
                                                  =======     =======     =======     =======
  Diluted -- pro forma.........................   $  0.05     $  0.02     $  0.06     $  0.02
                                                  =======     =======     =======     =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 3 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted net income per share for the three-month and six-month periods ended June 30, 2003 and 2002 (in thousands, except per share data):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2003       2002      2003      2002
                                                 --------   --------   -------   -------
Net income.....................................  $ 2,949    $ 2,022    $ 4,527   $ 3,321
                                                 =======    =======    =======   =======
Common shares outstanding:
  Shares used in computing net income per
     common share -- basic.....................   30,238     30,049     30,205    30,020
  Effect of potentially dilutive stock options
     and warrants..............................    1,628      2,442      1,247     2,489
                                                 -------    -------    -------   -------
  Shares used in computing net income per
     common share -- diluted...................   31,866     32,491     31,452    32,509
                                                 =======    =======    =======   =======
Net income per common share:
  Basic........................................  $  0.10    $  0.07    $  0.15   $  0.11
                                                 =======    =======    =======   =======
  Diluted......................................  $  0.09    $  0.06    $  0.14   $  0.10
                                                 =======    =======    =======   =======

     Options and warrants to purchase 3.6 and 4.0 million shares of Common Stock outstanding during the three and six months ended June 30, 2003, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     Options and warrants to purchase 2.9 million shares of Common Stock outstanding during the three and six months ended June 30, 2002 were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     During 1998, in connection with the settlement of a putative class action lawsuit, the Company issued warrants to purchase 1,769,841 shares of Common Stock. These warrants expired on July 8, 2003.

NOTE 4 -- NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN No. 45 does not have a material effect on our condensed consolidated financial statements for the six months ended June 30, 2003. Certain of the Company's sales agreements contain infringement indemnity provisions that are covered by FIN No. 45. Under these sales agreements, the Company agrees to defend and indemnify a customer in connection with infringement claims made by third parties with respect to the customer's authorized use of the Company's products and services. The indemnity obligations contained in sales agreements generally have no specified expiration date and generally limit the award to the amount of fees paid. The Company has not previously

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES incurred costs to settle claims or pay awards under these indemnification obligations. As a result, the Company's estimated fair value of these obligations is nominal. Accordingly, the Company has not recorded a liability for these agreements as of June 30, 2003.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities ("VIE"). Controlling financial interests of a VIE are identified by the exposure of a party to the VIE to a majority of either the expected losses or residual rewards of the VIE, or both. Such parties are primary beneficiaries of the VIE and FIN No. 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN No. 46 also requires new disclosures for significant relationships with VIE's, whether or not consolidation accounting is either used or anticipated. The Company currently does not have any relationships with a VIE.

NOTE 5 -- RESTRICTED CASH

     At June 30, 2003, restricted cash primarily represents restrictions on the Company's cash as security for letters of credit.

NOTE 6 -- FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

     The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive income (loss). In the three-month and six-month periods ended June 30, 2003 and 2002, the only component of other comprehensive loss was the net foreign currency translation:

                                                           THREE MONTHS       SIX MONTHS
                                                          ENDED JUNE 30,    ENDED JUNE 30,
                                                          ---------------   --------------
                                                           2003     2002     2003    2002
                                                          ------   ------   ------   -----
                                                          (IN THOUSANDS)    (IN THOUSANDS)
Net foreign currency translation........................   $(30)    $ (3)   $(137)   $(40)

NOTE 7 -- ACQUISITIONS

     On February 9, 2000, the Company acquired the outstanding capital stock of Knowledgeable Healthcare Solutions, Inc. ("KHS") for consideration of $3.1 million, consisting of $1.1 million cash and approximately 236,000 shares, or $2.0 million, at the acquisition date, of the Company's Common Stock. In addition, the purchase agreement provided for a purchase price adjustment of up to $6.0 million, which was recorded in December 2000, payable in cash and the Company's Common Stock, should KHS meet certain operational targets over the three years from the date of acquisition.

     The KHS acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $8.9 million of the purchase price was allocated to goodwill and, prior to the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), on January 1, 2002, was being amortized using the straight-line method over five years. In April 2001, KHS met certain of its purchase agreement operational targets and the Company paid approximately $0.1 million (25% through the issuance of the Company's Common Stock) of the $6.0 million purchase price adjustment. In February 2003, the Company determined that KHS would not meet its

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES remaining purchase agreement operational targets and reduced the purchase price allocation to goodwill by approximately $5.9 million. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet. The operating results of KHS are included in the Company's Consolidated Statements of Operations from the date of acquisition in the e-Health Solutions segment.

NOTE 8 -- DISCONTINUED OPERATIONS AND DIVESTITURES

     In June 2003, the Company announced that it agreed to sell its Application Software division's Patient1 clinical product line to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. The sale of the Patient1 clinical product line will allow the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company estimates the gain on the sale of Patient1 to be in excess of $11 million, subject to closing adjustments, that will be recognized during the third quarter. Additionally, the Company anticipates the net proceeds on the sale of Patient1 to be in the $26 million to $28 million range, subject to closing adjustments. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"), the consolidated financial statements of the Company have been presented to reflect Patient1 as discontinued operations for all periods presented. Summarized operating results for Patient1 are as follows:

                                                    THREE MONTHS     SIX MONTHS ENDED
                                                   ENDED JUNE 30,        JUNE 30,
                                                   ---------------   -----------------
                                                    2003     2002     2003      2002
                                                   ------   ------   -------   -------
                                                   (IN THOUSANDS)     (IN THOUSANDS)
Revenue..........................................  $6,613   $6,495   $13,080   $12,071
                                                   ======   ======   =======   =======
(Loss) income from discontinued operations before
  income taxes...................................  $ (577)  $  219   $(1,066)  $  (446)
Income tax expense...............................      22       31        42        61
                                                   ------   ------   -------   -------
(Loss) income from discontinued operations, net
  of tax.........................................  $ (599)  $  188   $(1,108)  $  (507)
                                                   ======   ======   =======   =======

     The major classes of assets and liabilities for Patient1 are as follows:

                                                                       AS OF
                                                              -----------------------
                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Current assets..............................................  $15,056      $10,538
Property and equipment......................................    1,848        1,889
Other long-term assets......................................    4,581        4,931
                                                              -------      -------
  Net assets of discontinued operations.....................  $21,485      $17,358
                                                              =======      =======
Current liabilities.........................................  $ 4,020      $ 3,364
Deferred revenue............................................    2,709        3,237
Other long-term liabilities.................................      756          792
                                                              -------      -------
  Liabilities of discontinued operations....................  $ 7,485      $ 7,393
                                                              =======      =======

     On November 30, 1998, the Company completed the sale of its MSC business segment. In 1999, the Company completed the sale of both divisions of its Impact business segment.

     During the six months ended June 30, 2003 and 2002, the Company incurred expenses of approximately $0.2 million and $0.1 million, respectively, which were primarily legal costs, associated with MSC and Impact.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

NOTE 9 -- LEGAL MATTERS

     The Company is subject to claims, litigation and official billing inquiries arising in the ordinary course of its business. These matters include, but are not limited to, lawsuits brought by former customers with respect to the operation of the Company's business. The Company has also received written demands from customers and former customers that have not resulted in legal action. Within the Company's industry, federal and state civil and criminal laws govern medical billing and collection activities. These laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from federal and state healthcare payer programs.

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

     On May 30, 2002, the Company received a letter from Lloyd's purporting to rescind various managed healthcare professional liability, or errors and omissions ("E&O") insurance policies and directors and officers and company reimbursement ("D&O") insurance policies (collectively the "Policies") issued to the Company by Lloyd's. The E&O policies were for the term of December 31, 1998, through June 30, 2002, and the D&O policies were for the term of July 1, 2000, through June 30, 2002. The purported rescission was based on allegations that the Company had failed to advise Lloyd's about the existence of several lawsuits that were alleged to be related to the risk covered under the policies.

     On May 31, 2002, Lloyd's filed a lawsuit in the Circuit Court for Kent County, Michigan against the Company seeking rescission of the E&O and D&O policies based on the allegations in its letter, dated May 30, 2002, or a declaration that coverage is unavailable for the claim related to the February 2002 settlement under the policies issued by Lloyd's. Lloyd's also claimed restitution of the $2.0 million paid by Lloyd's on behalf of the Company in that settlement. On June 5, 2002, the Company filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against Lloyd's seeking damages for breach of contract and breach of obligations of good faith and fair dealing, including punitive damages. The Company also seeks a declaratory judgment to enforce the E&O and D&O policies according to their terms.

     The lawsuit filed by Lloyd's was dismissed during December 2002 with the Michigan court citing California as a more suitable forum in which to hear the litigation. During June 2003, the California Superior Court ordered the Company and Lloyd's to non-binding mediation to be completed by October 30, 2003. In the event mediation is not successful, the trial is scheduled to begin February 17, 2004.

     The Company believes that the attempt by Lloyd's to rescind the policies is without merit, and the Company is prosecuting the matter vigorously and asserting all appropriate claims against Lloyd's.

     The Company's insurance coverage for both the E&O and D&O policies was scheduled to be renewed as of June 30, 2002, and the Company was in the process of actively pursuing new coverage with insurance carriers, including Lloyd's, when the attempted rescission notice was received from Lloyd's. Due to the attempted rescission, the Company expedited its insurance proposal process and in mid-June 2002, the Company secured insurance coverage with a policy period of 12 months. The Company experienced a significant, above-market increase in insurance premiums and deductibles with its June 2002 policies as a

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES result of the actions of Lloyd's and is seeking reimbursement for a portion of the increased premium costs and increased deductibles in its lawsuit against Lloyd's. The Company has expensed approximately $0.9 million and $2.2 million for the three and six months ended June 30, 2003, respectively, of increased insurance premiums and the costs of pursuing litigation against Lloyd's. These costs are reflected in the Company's Consolidated Statements of Operations in the Corporate segment. For the three and six months ended June 30, 2002, the Company expensed approximately $0.5 million of these costs. During June 2003, the Company secured new insurance policies in the ordinary course of business, at substantially reduced premiums compared to the previous twelve-month policies.

     The Company has not received any D&O insurance claims since 1996. The Company did receive E&O insurance claims during the term of the Lloyd's E&O insurance policies in the ordinary course of business. Over the last five years, the majority of E&O claims received by the Company were resolved with nominal or no settlement.

     Pending the outcome of the litigation with Lloyd's and as is consistent with standard practices under E&O policies, the Company will continue to vigorously defend and will be required to fund the legal costs and any litigation settlements related to E&O claims covered by the Lloyd's E&O policies. The Company expects to recover these costs from Lloyd's in accordance with the obligations of Lloyd's under the E&O policies and, as such, has recorded and will continue to record the amounts as Other Current Assets on the Company's Consolidated Balance Sheets.

     At June 30, 2003, the Company's Other Current Assets include $7.7 million associated with the interim funding of legal costs and litigation settlements related to E&O claims that were incurred by the Company in excess of the Lloyd's E&O policies' deductible that are expected to be recovered from Lloyd's. This $7.7 million balance includes $7.6 million paid through June 30, 2003, and additional obligations to be paid of approximately $0.1 million.

     The Company believes that it has meritorious defenses to the Lloyd's claims and that a favorable outcome is probable. The Company's insurance is on a "claims-made" basis, which means insurance coverage is in place based on the date the claim is made, not the date(s) the services were provided and/or the products were sold. In the event that the Company is unsuccessful in the litigation with Lloyd's, certain claims presently pending against the Company would become the sole responsibility of the Company. Although the Company believes it will be successful in its litigation with Lloyd's, if it is not and uninsured claims do exist, such claims, including the $7.7 million balance in Other Current Assets related to the interim funding of legal costs and litigation settlements, could have a material adverse effect on the Company's financial condition and results of operations. Regardless of the outcome of the litigation with Lloyd's, the Company's current insurance coverage will not be affected.

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

NOTE 10 -- LONG-TERM DEBT (ALSO SEE NOTE 14 -- SUBSEQUENT EVENTS)

     Under the Indenture governing the $175 million of 9 1/2% Senior Notes due 2005 (the "Notes"), of which $160 million are outstanding, the balance of net proceeds, as defined by the Indenture governing the Notes, from the sale of any assets having a fair value in excess of $1.0 million must be invested in the Company's business within 360 days of receipt of proceeds related to the sale or they become "excess proceeds." If the aggregate of excess proceeds is greater than $10.0 million, the Company is required to offer to repurchase the Notes at par with such excess proceeds.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     In February 2000, the Company acquired KHS. A portion of the purchase price was deferred based on KHS's performance during the three years following the acquisition date. The Company recorded a liability for the unpaid purchase price based on KHS's performance estimates (see Note 7 -- Acquisitions for further discussion on KHS's total purchase price).

     In February 2003, the Company determined that KHS would not meet the post-acquisition operational targets set in the KHS purchase agreement, and the Company reduced the portion of the KHS purchase price allocated to goodwill by approximately $5.9 million. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet. Because of this adjustment, excess proceeds (as defined by the Indenture) exceeded $10.0 million. On February 13, 2003, the Company initiated an offer to purchase up to $15 million of the Notes at par plus accrued interest, including $13.2 million to satisfy the requirements under the Indenture for the reinvestment of excess proceeds. The Company's offer to repurchase the Notes was accepted in full, and on March 17, 2003, the Company repurchased $15 million of the Notes at par plus accrued interest of approximately $0.1 million, reducing the Notes outstanding to $160 million. The Company used a portion of its available cash to fund the repurchase. In addition, the Company incurred a write-off of approximately $0.2 million during the three months ended March 31, 2003, of deferred debt issuance costs associated with the original issuance of the Notes. As of June 30, 2003, the Company's balance of net proceeds and excess proceeds (as defined by the Indenture governing the Notes) was zero.

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

     The Credit Facility contains financial, collateral and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales, stock offerings, capital expenditures, and the prepayment of the Notes; those requiring a minimum EBITDA (as defined) maintenance, fixed charge coverage and cash velocity; and limiting days sales outstanding in billed accounts receivable, each as defined in the Credit Facility. The Company was in compliance with all applicable covenants as of June 30, 2003.

     The initial term of the Credit Facility is 42 months, expiring on October 6, 2004. The Company and the Lender can mutually agree to extend this term by 18 months if certain conditions have been met. The Company intends to use the Credit Facility, as needed, for future investments in its operations, including capital expenditures, strategic acquisitions and other general corporate purposes. The Company has not incurred any borrowings under the Credit Facility as of June 30, 2003.

NOTE 11 -- INCOME TAXES

     Income tax expense, which was primarily related to state and local income taxes, was $0.4 million and $0.7 million for the three and six month periods ended June 30, 2003, respectively, as compared to income tax expense of $0.2 million and $0.4 million for the same periods in 2002. The Company's estimated federal income tax expense for the three and six month periods ended June 30, 2003, is offset by the release of an equal amount of the Company's valuation allowance. As of June 30, 2003, the Company's remaining net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

NOTE 12 -- RESTRUCTURING EXPENSES

     The amount of lease termination costs associated with the 1995 restructuring applied against the reserve in the six months ended June 30, 2003 is as follows:

                                                       RESERVE                      RESERVE
                                                       BALANCE     COSTS APPLIED    BALANCE
                                                       12/31/02   AGAINST RESERVE   6/30/03
                                                       --------   ---------------   -------
                                                                  (IN THOUSANDS)
Lease termination costs..............................   $1,980         $(352)       $1,628

NOTE 13 -- SEGMENT REPORTING (ALSO SEE NOTE 14 -- SUBSEQUENT EVENTS)

     The Company's reportable segments are operating units that offer different services and products to the healthcare market. Per-Se provides its services and products through its three operating divisions: Physician Services, e-Health Solutions and Application Software.

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

     The Application Software segment provides enterprise-wide financial and administrative software to acute care healthcare organizations, including patient financial management software and patient and staff scheduling systems. These applications enable healthcare organizations to optimize the quality of care delivered and the profitability of business operations. The business of the Application Software division is conducted by PST Products, LLC, a California limited liability company doing business as "Per-Se Technologies," which is wholly owned by the Company.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Information concerning the Company's reportable operating segments is as follows:

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2003       2002       2003       2002
                                               --------   --------   --------   --------
                                                 (IN THOUSANDS)        (IN THOUSANDS)
Revenue:
  Physician Services.........................  $61,265    $58,566    $120,224   $115,071
  e-Health Solutions.........................   17,450     17,057      34,399     32,842
  Application Software.......................   10,091      9,981      19,476     20,415
  Eliminations...............................   (3,377)    (3,211)     (6,614)    (6,073)
                                               -------    -------    --------   --------
                                               $85,429    $82,393    $167,485   $162,255
                                               =======    =======    ========   ========
Segment operating expenses:
  Physician Services.........................  $53,064    $53,052    $104,681   $104,974
  e-Health Solutions.........................   16,226     14,726      31,825     28,279
  Application Software.......................    7,090      7,826      14,280     15,317
  Corporate..................................    4,112      3,462       7,991      6,442
  Eliminations...............................   (3,377)    (3,211)     (6,614)    (6,073)
                                               -------    -------    --------   --------
                                               $77,115    $75,855    $152,163   $148,939
                                               =======    =======    ========   ========
Segment operating profit:
  Physician Services.........................  $ 8,201    $ 5,514    $ 15,543   $ 10,097
  e-Health Solutions.........................    1,224      2,331       2,574      4,563
  Application Software.......................    3,001      2,155       5,196      5,098
  Corporate..................................   (4,112)    (3,462)     (7,991)    (6,442)
                                               -------    -------    --------   --------
                                               $ 8,314    $ 6,538    $ 15,322   $ 13,316
                                               =======    =======    ========   ========
Interest expense.............................  $ 4,223    $ 4,601    $  8,957   $  9,200
                                               =======    =======    ========   ========
Interest income..............................  $   (58)   $  (100)   $   (166)  $   (238)
                                               =======    =======    ========   ========
Income before income taxes...................  $ 4,149    $ 2,037    $  6,531   $  4,354
                                               =======    =======    ========   ========
Depreciation and amortization:
  Physician Services.........................  $ 2,243    $ 2,692    $  4,546   $  5,392
  e-Health Solutions.........................    1,524      1,501       2,968      2,756
  Application Software.......................      772        929       1,566      1,811
  Corporate..................................      180        232         431        457
                                               -------    -------    --------   --------
                                               $ 4,719    $ 5,354    $  9,511   $ 10,416
                                               =======    =======    ========   ========
Capital expenditures and capitalized software
  development costs:
  Physician Services.........................  $   640    $ 1,004    $  1,299   $  2,073
  e-Health Solutions.........................    2,265      1,333       3,152      2,958
  Application Software.......................      844        878       1,502      1,787
  Corporate..................................      125        122         143        321
  Discontinued operations....................      517        463         852        913
                                               -------    -------    --------   --------
                                               $ 4,391    $ 3,800    $  6,948   $  8,052
                                               =======    =======    ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                       AS OF
                                                              -----------------------
                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Identifiable assets:
  Physician Services........................................  $ 51,174     $ 50,700
  e-Health Solutions........................................    59,999       60,248
  Application Software......................................    19,880       18,501
  Corporate.................................................    46,403       62,664
  Discontinued operations...................................    21,485       17,358
                                                              --------     --------
                                                              $198,941     $209,471
                                                              ========     ========

NOTE 14 -- SUBSEQUENT EVENTS

     The Company has realigned its operations to better focus on its core healthcare constituents -- physician practices and hospitals. As part of the realignment, the Company's ASP-based physician practice management solution, named MedAxxis, which has historically been included in the e-Health Solutions division, will be part of the Physician Services division. This combination provides operational leverage and enables the Company to offer front-end solutions for both hospital-based and office-based physician groups. These large physician groups require both front-office functionality for scheduling and back-end services for accounts receivable management. By combining front-office and back-end solutions and services, the Company will be able to sell its solutions and services to a new segment of the physician market.

     To better serve the hospital marketplace, the Company has formed the Hospital Services division through the combination of the e-Health Solutions and Application Software divisions. The products of both groups focus on optimizing the revenue cycle and improving administrative efficiencies for hospitals. Combining these offerings allows the Company to better leverage its solutions and provides an organizational structure through which to broaden the Company's offerings to hospitals.

     The Company's business segment realignment is effective July 1, 2003, and therefore the business segment results for the six months ended and as of June 30, 2003, have been presented using the Company's former business segments. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, beginning July 1, 2003, the Company will present business segment results in the Physician Services and Hospital Services business segments, as described above, and all prior periods presented will be retroactively adjusted for the realignment.

     Additionally, on August 4, 2003, the Company signed a commitment letter with leading financial institutions for a term loan facility and a revolving credit facility. The Company expects to finalize the terms of the refinancing and retire the Notes near the end of the third quarter.

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

     The Application Software division provides enterprise-wide financial and administrative software to acute care healthcare organizations, including patient financial management software and patient and staff scheduling systems. These applications enable healthcare organizations to optimize the quality of care delivered and the profitability of business operations. (see Note
8 -- Discontinued Operations and Divestitures in the Company's Notes to Consolidated Financial Statements).

     Per-Se markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices, hospitals and integrated healthcare delivery networks ("IDNs").

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2003, AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $61,265    $58,566
e-Health Solutions..........................................   17,450     17,057
Application Software........................................   10,091      9,981
Eliminations................................................   (3,377)    (3,211)
                                                              -------    -------
                                                              $85,429    $82,393
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 5% in the three months ended June 30, 2003, as compared to the same period in 2002. The revenue increase is due to the implementation of new business sold in prior periods as well as growth in the existing client base. Net backlog at June 30, 2003, was approximately $5 million, compared to approximately $3 million at March 31, 2003. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the e-Health Solutions division increased approximately 2% for the three months ended June 30, 2003, as compared to the same period in 2002 despite the phasing out of a large print and mail customer, which began in the second half of 2002. This customer's business was not related to medical claims. Revenue growth in the division was a combination of increased medical transaction processing, decreased non-medical transaction processing, as mentioned above, and decreased physician practice management revenue. Improvement in the medical transaction processing business was driven by an increase in medical transaction volume of approximately 15% in the three months ended June 30, 2003, over the prior year period. Physician practice management revenue was negatively impacted by the process of converting the customers of the ASP-based physician practice management solution onto a new platform. Revenue for this product line decreased slightly from the prior year period due to the conversion effort.

     Revenue for the Application Software division increased 1% for the three months ended June 30, 2003, as compared to the same period in 2002. The increase is attributable to a combination of higher staff scheduling and patient scheduling systems revenue and lower patient financial management revenue.

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

     Segment Operating Profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, depreciation and amortization. Segment operating profit, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 8,201    $ 5,514
e-Health Solutions..........................................    1,224      2,331
Application Software........................................    3,001      2,155
Corporate...................................................   (4,112)    (3,462)
                                                              -------    -------
                                                              $ 8,314    $ 6,538
                                                              =======    =======

     Physician Services' segment operating profit increased approximately 49% in the three months ended June 30, 2003, compared to the same period in 2002, resulting in operating margins of approximately 13.4% in the three months ended June 30, 2003, versus approximately 9.4% in the same period in 2002. The margin expansion is attributable to the incremental margins achieved on increased revenue in addition to labor and cost savings from productivity initiatives completed in 2002.

     e-Health Solutions' segment operating profit decreased approximately 47% in the three months ended June 30, 2003, compared to the same period in 2002, resulting in operating margins of 7.0% versus approximately 13.7% in the prior year period. A significant portion of the margin decrease is attributable to approximately $0.9 million of costs related to the conversion of the current ASP-based physician practice management solution clients onto a new platform. Anticipated infrastructure investments, as well as the addition of staff in the latter part of 2002 and early 2003, particularly in the sales and marketing area, to support the division's growth and product initiatives, also negatively impacted margins in the three months ended June 30, 2003, compared to the same period in 2002.

     Application Software's segment operating profit increased approximately 39% in the three months ended June 30, 2003, compared to the same period in 2002, resulting in operating margins of approximately 29.7% in the three months ended June 30, 2002, versus approximately 21.6% in the same period in 2002. The increase is attributable to management's continued cost containment efforts.

     Corporate overhead expenses increased approximately $0.7 million in the three months ended June 30, 2003, compared to the same period in 2002. The increase is attributable to insurance premiums and legal expenses of approximately $0.9 million for the three months ended June 30, 2003, as compared to $0.5 million in 2002, related to the attempt by Lloyd's to rescind certain insurance policies (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     Interest. Interest expense was approximately $4.2 million for the three months ended June 30, 2003, as compared to $4.6 million for the same period in 2002. The decrease is attributable to a reduction in debt outstanding resulting from the repurchase of $15 million of the Company's $175 million 9 1/2% Senior Notes due 2005 (the "Notes") on March 17, 2003. Interest income was $0.1 million for each of the three-month periods ended June 30, 2003 and 2002.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was $0.4 million for the three months ended June 30, 2003, as compared to income tax expense of $0.2 million for the same period 2002. The Company's estimated federal income tax expense for the three months ended June 30, 2003, is offset by the release of an equal amount of the Company's valuation allowance. As of June 30, 2003, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell its Application Software division's Patient1 clinical product line ("Patient1") to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. The sale of Patient1 will allow the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"), the consolidated financial statements of the Company have been presented to reflect Patient1 as discontinued operations for all periods presented. Summarized operating results for Patient1 are as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2003       2002
                                                              -------    -------
                                                                (IN THOUSANDS)
Revenue.....................................................  $6,613     $6,495
                                                              ======     ======
(Loss) income from discontinued operations before income
  taxes.....................................................  $ (577)    $  219
Income tax expense..........................................      22         31
                                                              ------     ------
(Loss) income from discontinued operations, net of tax......  $ (599)    $  188
                                                              ======     ======

     Revenue for the Patient1 product line increased approximately 2% in the three months ended June 30, 2003, as compared to the same period in 2002. Revenue is recognized using the percentage-of-completion method of accounting, and the increase over the prior year period is the result of system implementations that were sold in prior periods.

     Operating income for the Patient1 product line decreased approximately $0.8 million in the three months ended June 30, 2003, as compared to the same period in 2002, due to costs associated with an international contract for which revenue will be recognized in future periods when cash is received.

  SIX MONTHS ENDED JUNE 30, 2003, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $120,224   $115,071
e-Health Solutions..........................................    34,399     32,842
Application Software........................................    19,476     20,415
Eliminations................................................    (6,614)    (6,073)
                                                              --------   --------
                                                              $167,485   $162,255
                                                              ========   ========

     Revenue for the Physician Services division increased approximately 4% in the six months ended June 30, 2003, as compared to the same period in 2002. The revenue increase is due to the implementation of new business sold in prior periods as well as growth in the existing client base. Net backlog at June 30, 2003, was approximately $5 million, compared to approximately $1 million at June 30, 2002. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the e-Health Solutions division increased approximately 5% for the six months ended June 30, 2003, as compared to the same period in 2002 despite the phasing out of a large print and mail customer, which began in the second half of 2002. This customer's business was not related to medical claims. Revenue growth in the division was a combination of increased medical transaction processing, decreased non-medical transaction processing, as mentioned above, and decreased physician practice management revenue. Improvement in the medical transaction processing business was driven by an increase in medical transaction volume of approximately 10% in the six months ended June 30, 2003, over the prior year year. Physician practice management revenue was negatively impacted by the process of converting the customers of the ASP-based physician practice management solution onto a new platform. Revenue for this product line decreased slightly from the prior year period due to the conversion effort.

     Revenue for the Application Software division decreased approximately 5% for the six months ended June 30, 2003, as compared to the same period in 2002. The decrease is attributable to a combination of lower patient financial management revenue and increased patient scheduling systems revenue.

     Segment Operating Profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, depreciation and amortization. Segment operating profit, classified by the Company's divisions, is as follows:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Physician Services..........................................  $15,543   $10,097
e-Health Solutions..........................................    2,574     4,563
Application Software........................................    5,196     5,098
Corporate...................................................   (7,991)   (6,442)
                                                              -------   -------
                                                              $15,322   $13,316
                                                              =======   =======

     Physician Services' segment operating profit increased approximately 54% in the six months ended June 30, 2003, compared to the same period in 2002, resulting in operating margins of approximately 12.9% in the six months ended June 30, 2003, versus approximately 8.8% in the same period in 2002. The margin expansion is attributable to the incremental margins achieved on increased revenue in addition to labor and cost savings from productivity initiatives completed in 2002.

     e-Health Solutions' segment operating profit decreased approximately 44% in the six months ended June 30, 2003, compared to the same period in 2002, resulting in operating margins of 7.5% versus 13.9% in the prior year period. A significant portion of the margin decrease is attributable to approximately $1.5 million of costs related to the conversion of the current ASP-based physician practice management solution clients onto a new platform. Anticipated infrastructure investments as well as the addition of staff in the latter part of 2002 and early 2003, particularly in the sales and marketing area, to support the division's growth and product initiatives, also negatively impacted margins in the six months ended June 30, 2003, compared to the same period in 2002.

     Application Software's segment operating profit increased approximately 2% in the six months ended June 30, 2003, compared to the same period in 2002, resulting in operating margins of approximately 26.7% in the six months ended June 30, 2003, versus approximately 25.0% in the same period in 2002. The increase is attributable to management's continued cost containment measures.

     Corporate overhead expenses increased approximately $1.5 million in the six months ended June 30, 2003, compared to the same period in 2002. The increase is attributable to insurance premiums and legal expenses of approximately $2.2 million in 2003, as compared to $0.5 million in 2002, related to the attempt by Lloyd's to rescind certain insurance policies (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     Interest. Interest expense was approximately $9.0 million for the six months ended June 30, 2003, as compared to $9.2 million for the same period in 2002. The decrease is attributable to a reduction in debt outstanding resulting from the repurchase of $15 million of the Company's Notes on March 17, 2003, offset by approximately $0.2 million related to the accelerated amortization of the Company's deferred debt issuance costs in connection with the repurchase of the Notes. Interest income was $0.2 million for each of the six-month periods ended June 30, 2003 and 2002.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was $0.7 million for the six-months ended June 30, 2003, as compared to income tax expense of $0.4 million for the same period 2002. The Company's estimated federal income tax expense for the six months ended June 30, 2003, is offset by the release of an equal amount of the Company's valuation allowance. As of June 30, 2003, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

     Discontinued Operations. Summarized operating results of Patient1 are as follows:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Revenue.....................................................  $13,080   $12,071
                                                              =======   =======
Loss from discontinued operations before income taxes.......  $(1,066)  $  (446)
Income tax expense..........................................       42        61
                                                              -------   -------
Loss from discontinued operations, net of tax...............  $(1,108)  $  (507)
                                                              =======   =======

     Revenue for the Patient1 product line increased approximately 8% in the six months ended June 30, 2003, as compared to the same period in 2002. Revenue is recognized using the percentage-of-completion method of accounting and the increase over the prior year period is the result of system implementations that were sold in prior periods.

     Operating income for the Patient1 product line decreased approximately $0.6 million in the six months ended June 30, 2003, as compared to the same period in 2002, due to costs associated with an international contract for which revenue will be recognized in future periods when cash is received.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, the Company had working capital of $31.9 million compared to $27.9 million at December 31, 2002. The increase in working capital is primarily related to an increase in accounts receivable of $3.3 million as a result of growth in the Company's operations. Restricted cash totaled $4.4 million as of June 30, 2003, and $4.3 million as of December 31, 2002. Restricted cash primarily represents restrictions on the Company's cash as security for letters of credit. Unrestricted cash and cash equivalents totaled $30.5 million at June 30, 2003, a decrease of $16.2 million compared to December 31, 2002, due to the retirement of $15 million of the Notes at par plus accrued interest of approximately $0.1 million on March 17, 2003.

     Cash provided by continuing operations was $9.2 million in the six months ended June 30, 2003, compared to cash provided by continuing operations in the six months ended June 30, 2002, of $3.8 million. The improvement is attributable to the improvement in the Company's net income and working capital.

     The Company used $7.0 million in cash for investing activities during the six months ended June 30, 2003, compared to cash used for investing activities of $9.6 million during the same period in 2002. The decrease in cash used for investing activities was related to a decrease of capital spending of $1.1 million during the six months ended June 30, 2003, and $1.5 million paid for acquisitions in the six months ended June 30, 2002.

     The Company used $13.9 million in cash for financing activities during the six months ended June 30, 2003, compared to cash provided by financing activities of $0.6 million during the same period in 2002. The increase in cash used for financing activities was primarily related to the Company's repurchase of $15 million of the Notes at par plus accrued interest.

     For more information about the Company's long-term debt, refer to "Note 10 -- Long-Term Debt" in the Company's Notes to Consolidated Financial Statements.

     The Company is in litigation with Certain Underwriters at Lloyd's of London ("Lloyd's") following an attempt by Lloyd's to rescind certain of the Company's insurance policies (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). For the six months ended June 30, 2003, the Company incurred approximately $2.2 million of expense related to above-market insurance premium increases for its new insurance coverage and the cost of pursuing litigation against Lloyd's. Accordingly, these costs have been reflected in the Company's Consolidated Statements of Operations in the Corporate segment.

     In addition, pending the outcome of the litigation with Lloyd's, the Company continues to fund the legal costs and any litigation settlements associated with claims covered by the Lloyd's Errors and Omissions ("E&O") policies. The Company expects to recover these costs from Lloyd's and has reflected these amounts as Other Current Assets on the Company's Consolidated Balance Sheets.

     The negative impact of these items on the Company's 2003 full year cash flow is projected to be approximately $6.5 million to $8 million, which consists of approximately $3.5 million to $4.0 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd's and approximately $3 million to $4 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. As of June 30, 2003, the negative impact on 2003 cash flow was approximately $3.9 million, which consisted of approximately $1.6 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd's and $2.3 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies.

     The Company has begun the process to refinance its Notes. On August 4, 2003, the Company signed a commitment letter with leading financial institutions for a term loan facility and a revolving credit facility. The

Company will use the estimated net proceeds of approximately $26 million to $28 million, subject to closing adjustments, from its Patient1 product line divestiture to retire a portion of the Notes and anticipates using bank debt to refinance the remaining outstanding Notes. The Company anticipates completing the refinancing and retirement of the Notes near the end of the third quarter.

FORWARD-LOOKING STATEMENTS

     Certain statements included in the Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report including but not limited to certain statements set forth under the captions "Note 8 -- Discontinued Operations and Divestitures," "Note 9 -- Legal Matters," "Note 10 -- Long-Term Debt," "Note 11 -- Income Taxes," "Note 14 -- Subsequent Events," "Results of Operations" and "Liquidity and Capital Resources," are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the Company's expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, the effect of industry and regulatory changes on the Company's customer base, the impact of revenue backlog on future revenue, closing of Patient1 product line divestiture, gain on sale and anticipated net proceeds related to the Patient1 product line divestiture, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" and "Quantitative and Qualitative Disclosures about Market Risk." The Company disclaims any responsibility to update any forward-looking statements.

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

  Competition with Business Management Outsourcing Services Companies and In-house Providers

     The business management outsourcing services business, especially surrounding the areas of billings and collections, is highly competitive. The Company competes with regional physician reimbursement organizations and physician groups that provide their own business management services. Successful competition within this industry depends on numerous industry and market conditions.

     Potential industry and market changes that could adversely affect the Company's ability to compete for business management outsourcing services include an increase in the number of competitors providing comparable services and new alliances between healthcare providers and third-party payers in which the third-party payers employ healthcare providers.

  Competition with Information Technology Companies

     The business of providing application software, information technology, consulting services and connectivity services is also highly competitive. The Company competes with national and regional companies in this regard. Some competitors have longer operating histories and greater financial, technical and marketing resources than that of the Company. The Company's successful competition within this industry depends on numerous industry and market conditions.

  Major Client Projects

     The Company's Application Software division engages in projects designed to reengineer customer operations through the strategic use of client/server and other advanced technologies in conjunction with the implementation of software. Failure to meet customers' expectations with respect to a major project could have the following consequences: damage the Company's reputation and standing in this marketplace; impair its ability to attract new client/server information technology business; and inhibit its ability to collect for services performed on a project.

  Changes in the Healthcare Industry

     The markets for the Company's software and e-Health products and services as well as its business management outsourcing services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to keep pace with changes in the healthcare industry may depend on many factors, including its ability to enhance existing products and services; introduce new products and services quickly and cost effectively; achieve market acceptance for new products and services; and respond to emerging industry standards and other technological changes.

     Competitors may develop competitive products that could adversely affect the Company's operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing its software, e-Health and billing systems going forward. The costs associated with refining, enhancing and developing these systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

  Consolidation in the Marketplace

     In general, consolidation initiatives in the healthcare marketplace may result in fewer potential customers for the Company's services. Some of these initiatives include employer initiatives, such as creating purchasing cooperatives (GPOs); provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts; and integration among hospitals and physicians into comprehensive delivery systems.

  Government Regulations

     The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Federal and state legislatures have periodically considered programs, such as the Balanced Budget Act of 1997, to reform or amend the U.S. healthcare system and to change healthcare financing and reimbursement systems. These programs may increase government involvement in healthcare, lower reimbursement rates or otherwise change the healthcare industry environment. Current or future government regulations or healthcare reform measures may affect the Company's business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

     Medical billing and collection activities are governed by numerous federal and state civil and criminal laws and regulations. Federal and state agencies investigate healthcare providers and companies that provide billing and collection services, which thus may subject the Company to federal or state government investigations or sanctions and penalties. The Company may have to defend against false claims actions and private payer claims and the Company may be excluded from participation in federal and/or state payer programs.

     In the past, the Company has been the subject of federal investigations, and it may become the subject of false claims litigation or additional investigations relating to its billing and collection activities. Any such proceeding or investigation could have a material adverse effect on the Company's business.

     Under the Health Information Portability and Accountability Act of 1996 ("HIPAA"), final rules have been published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. HIPAA establishes new or higher standards for handling healthcare transactions and information and provides penalties for noncompliance. The Company has incurred and will continue to incur costs to comply with these rules. Although management believes that future compliance costs will not have a material impact on the Company's results of operations, compliance with HIPAA may be more costly than anticipated. Failure to comply with such rules may subject the Company to civil and criminal penalties.

     The Company relies upon third parties to provide data elements to process electronic medical claims in a HIPAA compliant format. While the Company believes it will be fully and properly prepared to process electronic medical claims in a HIPAA compliant format, there can be no assurance that third parties, including healthcare providers and payers, will likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA's standards. If payers reject electronic medical claims and such claims are processed manually rather than electronically, there could be a material adverse affect on the Company's business.

     Currently in the area of privacy and security of health information, numerous federal and state civil and criminal laws govern the collection, use, storage and disclosure of health information. Federal or state agencies may impose civil and criminal penalties for noncompliance. Persons who believe their health information has been misused or disclosed improperly may bring claims, and payers who believe privacy and security standards have been violated may report violations to federal or state agencies who may impose sanctions or civil or criminal penalties against offending parties.

     Passage of HIPAA is part of a wider healthcare reform initiative. The Company expects that healthcare reform will continue to be widely debated. The Company also expects that the federal government as well as state governments will continue to pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. The Company cannot predict whether new legislation and regulations will be enacted and, if enacted, whether such new developments will affect its business. However, the Company has invested and expects to continue to invest in product enhancements to support customer operations regulated by HIPAA. Responding to HIPAA's impact may require the Company to invest in new products or charge higher prices.

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

  Litigation

     The Company is involved in litigation arising in the ordinary course of its business, which may expose it to loss contingencies. These matters include, but are not limited to, claims brought by former customers with respect to the operation of its business. The Company has also received written demands from customers and former customers that have not resulted in legal action. Although no claims have been brought against the Company to date regarding injuries related to the use of these products, such claims may be made in the future.

     The Company may not be able successfully to resolve such legal matters, or other legal matters, that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, its insurance coverage, product liability coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, such coverage may prove to be inadequate or may become unavailable on acceptable terms, if at all. In the event that the Company is unsuccessful in its ongoing litigation with Lloyd's, certain claims presently pending against the Company would not be covered by insurance (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). As of June 30, 2003, the Company had incurred approximately $7.7 million of costs related to claims under Lloyd's that are reported as Other Current Assets on the Company's Consolidated Balance Sheets. As of June 30, 2003, approximately $7.6 million of these costs had been paid. If the Company is unsuccessful in its ongoing litigation with Lloyd's, the Company would be required to record a write-off of the then-current receivable related to Lloyd's. The write-off would have a minimal cash flow impact as the majority of the claims have been paid as incurred. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

  Stock Price Volatility

     The trading price of the Company's Common Stock may be volatile. The market for the Company's Common Stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, government regulatory action, healthcare reform measures, client relationship developments, litigation developments and other factors, many of which are beyond the Company's control. Furthermore, the stock market in general and the market for software, healthcare and high technology companies in particular, has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of actual operating performance.

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

EXCHANGE RATE SENSITIVITY

     The majority of the Company's revenue and expenses are denominated in U.S. dollars. As a result, the Company has not experienced any significant foreign exchange gains or losses to date. The Company conducts only limited business denominated in foreign currencies and does not expect material foreign exchange gains or losses in the future. The Company does not engage in any foreign exchange hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2003, and have concluded that these disclosure controls and procedures operate effectively to support the certifications required of such officers in this report.

     There were no significant changes in internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the most recent evaluation of these internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in "Note 9 -- Legal Matters" of Notes to Consolidated Financial Statements in Item 1 of Part I.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 8, 2003. The following directors were elected at such meeting:

NOMINEE                                       BOARD TERM    VOTES FOR    VOTES WITHHELD
-------                                       -----------   ----------   --------------
Stephen A. George, M.D......................  To May 2004   27,122,351      165,701
David R. Holbrooke, M.D.....................  To May 2004   27,056,610      231,442
Craig Macnab................................  To May 2004   27,000,969      287,083
David E. McDowell...........................  To May 2004   27,175,814      112,238
Philip M. Pead..............................  To May 2004   27,162,290      125,762
John C. Pope................................  To May 2004   27,000,675      287,377
C. Christopher Trower.......................  To May 2004   27,055,504      232,548

     A proposal to approve the Amended and Restated Per-Se Technologies, Inc. Non-Employee Director Stock Option Plan also was voted upon at the Annual Meeting of Stockholders and was approved by the stockholders. Votes cast were 25,782,493 for; 1,496,040 against; and 9,519 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
  2.1     --   Asset Purchase Agreement dated as of June 18, 2003, among
               Misys Hospital Systems, Inc., Misys Healthcare Systems
               (International) Limited, Misys plc, Per-Se Technologies,
               Inc., and PST Products, LLC., together with the First
               Amendment thereto dated as of June 28, 2003 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 5, 2003.)
  3.1     --   Restated Certificate of Incorporation of Registrant
               (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
               Form 10-K")).
  3.2     --   Restated By-laws of Registrant (incorporated by reference to
               Exhibit 3.2 to the 1999 Form 10-K).
  4.1     --   Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
               1998).
  4.2     --   Warrant Agreement dated as of July 8, 1998, between
               Registrant and SunTrust Bank, Atlanta, as Warrant Agent
               (including form of warrant certificate) (incorporated by
               reference to Exhibit 4.2 to Registration Statement on Form
               8-A filed on July 21, 1998).
  4.3     --   Settlement Agreement dated as of June 24, 1999, by and among
               Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
               Alyson T. Stinson, James F. Thacker, James F. Thacker
               Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
               Trust and Borrower (incorporated by reference to Exhibit
               10.1 to Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1999).
  4.4     --   Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
  4.5     --   First Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of May 4, 2000 (incorporated by
               reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
               for the quarter ended March 31, 2000).
  4.6     --   Second Amendment to Rights Agreement dated as of February
               11, 1999, between Registrant and American Stock Transfer &
               Trust Company, entered into as of December 6, 2001, to be
               effective as of March 6, 2002 (incorporated by reference to
               Exhibit 4.12 to Annual Report on Form 10-K for the year
               ended December 31, 2001).
  4.7     --   Third Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
 10.1     --   Amendment No. 1 to Employment Agreement between Registrant and Philip M. Pead, dated May 8, 2003.
 31.1     --   Certification of Chief Executive Officer pursuant Exchange
               Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     --   Certification of Chief Financial Officer pursuant Exchange
               Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     --   Certification of Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     --   Certification of Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003:

                                              FINANCIAL
                                              STATEMENTS
ITEM REPORTED                                   FILED      DATE OF REPORT    FILING DATE
-------------                                 ----------   --------------   -------------
Press release dated May 8, 2003, announcing       No         May 8, 2003    May 8, 2003
  its results of operations for the
  quarterly period ending March 31, 2003
Press release dated June 19, 2003,                No       June 19, 2003    June 19, 2003
  announcing agreement to sell Patient1(R)
  product line

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

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:     /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:     /s/ MARY C. CHISHOLM
                                            ------------------------------------
                                                      Mary C. Chisholm
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: August 8, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
   2.1   --    Asset Purchase Agreement dated as of June 18, 2003, among
               Misys Hospital Systems, Inc., Misys Healthcare Systems
               (International) Limited, Misys plc, Per-Se Technologies,
               Inc., and PST Products, LLC., together with the First
               Amendment thereto dated as of June 28, 2003 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 5, 2003.)
   3.1   --    Restated Certificate of Incorporation of Registrant
               (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
               Form 10-K")).
   3.2   --    Restated By-laws of Registrant (incorporated by reference to
               Exhibit 3.2 to the 1999 Form 10-K).
   4.1   --    Indenture dated as of February 20, 1998, among Registrant, as Issuer, the Subsidiary Guarantors named in the Indenture and State Street Bank and Trust Company, as Trustee
               (including form of note) (incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on March 3,
               1998).
   4.2   --    Warrant Agreement dated as of July 8, 1998, between
               Registrant and SunTrust Bank, Atlanta, as Warrant Agent
               (including form of warrant certificate) (incorporated by
               reference to Exhibit 4.2 to Registration Statement on Form
               8-A filed on July 21, 1998).
   4.3   --    Settlement Agreement dated as of June 24, 1999, by and among
               Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
               Alyson T. Stinson, James F. Thacker, James F. Thacker
               Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
               Trust and Borrower (incorporated by reference to Exhibit
               10.1 to Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1999).
   4.4   --    Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
   4.5   --    First Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of May 4, 2000 (incorporated by
               reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
               for the quarter ended March 31, 2000).
   4.6   --    Second Amendment to Rights Agreement dated as of February
               11, 1999, between Registrant and American Stock Transfer &
               Trust Company, entered into as of December 6, 2001, to be
               effective as of March 6, 2002 (incorporated by reference to
               Exhibit 4.12 to Annual Report on Form 10-K for the year
               ended December 31, 2001).
   4.7   --    Third Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
  10.1   --    Amendment No. 1 to Employment Agreement between Registrant and Philip M. Pead, dated May 8, 2003.
  31.1   --    Certification of Chief Executive Officer pursuant Exchange
               Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2   --    Certification of Chief Financial Officer pursuant Exchange
               Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1   --    Certification of Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2   --    Certification of Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.