Form 10-Q
period 2003-09-30
PER SE TECHNOLOGIES INC
filed 2003-11-05
CIK 878556

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                     SHARES OUTSTANDING AT OCTOBER 27, 2003
                --------------                     --------------------------------------
         Common Stock $0.01 Par Value                        31,254,618 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

                                                                        PAGE
                                                                        ----
                       PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets as of September 30, 2003, and
         December 31, 2002...........................................     2
         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2003 and 2002....................     3
         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2003 and 2002...........................     4
         Notes to Consolidated Financial Statements..................     5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    16
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    26
Item 4.  Controls and Procedures.....................................    26
                         PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    27
Item 6.  Exhibits and Reports on Form 8-K............................    27

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 18,481        $ 46,748
  Restricted cash...........................................          96           4,296
                                                                --------        --------
          Total cash and cash equivalents...................      18,577          51,044
  Accounts receivable, billed (less allowances of $4,295 and
     $3,880, respectively)..................................      46,530          41,382
  Accounts receivable, unbilled (less allowances of $488 and
     $408, respectively)....................................       1,856           2,096
  Other.....................................................      14,378          10,560
                                                                --------        --------
          Total current assets..............................      81,341         105,082
Property and equipment, net of accumulated depreciation.....      16,998          19,493
Other intangible assets, net of accumulated amortization....      20,330          22,902
Goodwill, net of accumulated amortization...................      32,549          32,549
Assets of discontinued operations, net......................         840          26,338
Other.......................................................       6,215           3,486
                                                                --------        --------
          Total assets......................................    $158,273        $209,850
                                                                ========        ========
CURRENT LIABILITIES:
  Accounts payable..........................................    $  5,393        $  3,525
  Accrued compensation......................................      16,576          20,594
  Accrued expenses..........................................      17,495          21,883
  Current portion of long-term debt.........................      12,500          15,020
                                                                --------        --------
                                                                  51,964          61,022
  Deferred revenue..........................................      19,509          18,002
                                                                --------        --------
          Total current liabilities.........................      71,473          79,024
Long-term debt..............................................     112,500         160,000
Liabilities of discontinued operations......................          65           7,938
Other obligations...........................................       1,719           2,140
                                                                --------        --------
          Total liabilities.................................     185,757         249,102
                                                                --------        --------
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................          --              --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     31,198 and 30,163 issued and outstanding as of
     September 30, 2003, and December 31, 2002,
     respectively...........................................         312             302
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................          --              --
  Paid-in capital...........................................     785,024         778,021
  Warrants..................................................       1,495           1,495
  Accumulated deficit.......................................    (813,951)       (818,553)
  Treasury stock at cost, 117 as of September 30, 2003, and
     90 as of December 31, 2002.............................       1,242           1,045
  Deferred stock unit plan obligation.......................      (1,242)         (1,045)
  Accumulated other comprehensive loss......................        (364)           (517)
                                                                --------        --------
          Total stockholders' deficit.......................     (27,484)        (39,252)
                                                                --------        --------
          Total liabilities and stockholders' deficit.......    $158,273        $209,850
                                                                ========        ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                ------------------   -------------------
                                                                 2003       2002       2003       2002
                                                                -------    -------   --------   --------
Revenue.....................................................    $84,511    $82,842   $251,826   $243,632
                                                                -------    -------   --------   --------
Salaries and wages..........................................     49,846     46,976    146,119    140,125
Other operating expenses....................................     20,534     23,986     65,805     68,029
Depreciation................................................      2,352      2,643      7,315      8,342
Amortization................................................      1,786      2,042      5,396      5,921
Restructuring expenses......................................        177         --        177         --
Interest expense............................................      9,943      4,610     18,900     13,810
Interest income.............................................        (79)      (107)      (245)      (344)
                                                                -------    -------   --------   --------
         Total expenses.....................................     84,559     80,150    243,467    235,883
                                                                -------    -------   --------   --------
(Loss) income before income taxes...........................        (48)     2,692      8,359      7,749
Income tax expense..........................................        143        218        805        643
                                                                -------    -------   --------   --------
(Loss) income from continuing operations....................       (191)     2,474      7,554      7,106
                                                                -------    -------   --------   --------
Discontinued operations (see Note 7)
  (Loss) income from discontinued operations, net of
    tax -- Patient1.........................................       (228)       197     (1,337)      (310)
  Gain on sale of Patient1..................................      9,436         --      9,436         --
  Loss from discontinued operations, net of
    tax -- Business1........................................       (977)      (527)    (2,851)    (1,230)
  Loss from discontinued operations, net of tax -- Business1
    write-down of assets....................................     (7,708)        --     (7,708)        --
  Loss from discontinued operations, net of tax -- Other....       (258)      (857)      (492)      (958)
                                                                -------    -------   --------   --------
         Net income.........................................    $    74    $ 1,287   $  4,602   $  4,608
                                                                =======    =======   ========   ========
Net income per common share -- basic:
  (Loss) income from continuing operations..................    $ (0.01)   $  0.08   $   0.24   $   0.23
  (Loss) income from discontinued operations, net of
    tax -- Patient1.........................................      (0.01)      0.01      (0.04)     (0.01)
  Gain on sale of Patient1..................................       0.31         --       0.31         --
  Loss from discontinued operations, net of
    tax -- Business1........................................      (0.03)     (0.02)     (0.09)     (0.04)
  Loss from discontinued operations, net of tax -- Business1
    write-down of assets....................................      (0.25)        --      (0.25)        --
  Loss from discontinued operations, net of tax -- Other....      (0.01)     (0.03)     (0.02)     (0.03)
                                                                -------    -------   --------   --------
         Net income per common share -- basic...............    $  0.00    $  0.04   $   0.15   $   0.15
                                                                =======    =======   ========   ========
Weighted average shares used in computing basic earnings per
  share.....................................................     30,677     30,083     30,364     30,041
                                                                =======    =======   ========   ========
Net income per common share -- diluted:
  (Loss) income from continuing operations..................    $ (0.01)   $  0.08   $   0.23   $   0.22
  (Loss) income from discontinued operations, net of
    tax -- Patient1.........................................      (0.01)      0.01      (0.04)     (0.01)
  Gain on sale of Patient1..................................       0.31         --       0.29         --
  Loss from discontinued operations, net of tax -
    Business1...............................................      (0.03)     (0.02)     (0.09)     (0.04)
  Loss from discontinued operations, net of tax - Business1
    write-down of assets....................................      (0.25)        --      (0.24)        --
  Loss from discontinued operations, net of tax -- Other....      (0.01)     (0.03)     (0.01)     (0.03)
                                                                -------    -------   --------   --------
         Net income per common share -- diluted.............    $  0.00    $  0.04   $   0.14   $   0.14
                                                                =======    =======   ========   ========
Weighted average shares used in computing diluted earnings
  per share.................................................     30,677     31,258     32,199     32,092
                                                                =======    =======   ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2003        2002
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   4,602   $  4,608
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     12,711     14,263
  Loss from discontinued operations.........................     11,896      1,540
  (Gain) loss on sale of discontinued operations and
    other...................................................     (8,944)       958
  Amortization of deferred financing costs..................      2,872      1,050
  Changes in assets and liabilities, excluding effects of
    acquisitions and divestitures:
    Restricted cash.........................................      4,200         71
    Accounts receivable, billed.............................     (5,148)    (3,424)
    Accounts receivable, unbilled...........................        240       (308)
    Accounts payable........................................      1,868       (184)
    Accrued compensation....................................     (4,018)    (4,152)
    Accrued expenses........................................     (5,590)    (2,329)
    Deferred revenue........................................      1,507      3,136
    Other, net..............................................     (3,440)    (5,772)
                                                              ---------   --------
       Net cash provided by continuing operations...........     12,756      9,457
       Net cash used for discontinued operations............     (9,672)    (4,961)
                                                              ---------   --------
       Net cash provided by operating activities............      3,084      4,496
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (4,850)    (5,137)
Software development costs..................................     (2,821)    (2,841)
Proceeds from sale of discontinued operations...............     27,092         --
Proceeds from sale of property and equipment................          3         48
Acquisitions, net of cash acquired..........................        (57)    (1,620)
                                                              ---------   --------
       Net cash provided by (used for) continuing
       operations...........................................     19,367     (9,550)
       Net cash used for discontinued operations............     (2,289)    (3,228)
                                                              ---------   --------
       Net cash provided by (used for) investing
       activities...........................................     17,078    (12,778)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................    125,000         --
Debt issuance costs.........................................     (5,421)        --
Proceeds from the exercise of stock options.................      7,012        681
Payments of debt............................................   (175,020)       (53)
                                                              ---------   --------
       Net cash (used for) provided by financing
       activities...........................................    (48,429)       628
                                                              ---------   --------
CASH AND CASH EQUIVALENTS:
Net change..................................................    (28,267)    (7,654)
Balance at beginning of period..............................     46,748     36,493
                                                              ---------   --------
Balance at end of period....................................  $  18,481   $ 28,839
                                                              =========   ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $  21,977   $ 16,813
  Income taxes..............................................        421        648

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

     The consolidated financial statements of the Company have been presented to reflect the operations of the Hospital Services division's Patient1 clinical product line ("Patient1") and Business1-PFM patient accounting product line ("Business1") as discontinued operations. Patient1 was sold on July 28, 2003, and Business1 is held for sale as of September 2003. Additionally, the activity related to the Medaphis Services Corporation ("MSC") and Impact Innovations Group ("Impact") businesses, which were sold in 1998 and 1999, respectively, are also reflected as discontinued operations for all periods presented (refer to Note 7 for additional information).

NOTE 2 -- STOCK-BASED COMPENSATION PLANS

     At September 30, 2003, the Company has four stock-based compensation plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No stock-based compensation cost is reflected in the Company's Statement of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to stock-based compensation.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2003       2002      2003      2002
                                                 --------   --------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported.........................  $    74    $ 1,287    $ 4,602   $ 4,608
Deduct: total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects......................................  $(2,063)   $(1,356)   $(4,570)  $(3,910)
                                                 -------    -------    -------   -------
Pro forma net income...........................  $(1,989)   $   (69)   $    32   $   698
                                                 =======    =======    =======   =======
Net income (loss) per common share:
  Basic -- as reported.........................  $  0.00    $  0.04    $  0.15   $  0.15
                                                 =======    =======    =======   =======
  Basic -- pro forma...........................  $ (0.06)   $  0.00    $  0.00   $  0.02
                                                 =======    =======    =======   =======
  Diluted -- as reported.......................  $  0.00    $  0.04    $  0.14   $  0.14
                                                 =======    =======    =======   =======
  Diluted -- pro forma.........................  $ (0.06)   $  0.00    $  0.00   $  0.02
                                                 =======    =======    =======   =======

NOTE 3 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted net income per share for the three-month and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share data):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2003       2002      2003      2002
                                                 --------   --------   -------   -------
Net income.....................................  $    74    $ 1,287    $ 4,602   $ 4,608
                                                 =======    =======    =======   =======
Common shares outstanding:
  Shares used in computing net income per
     common share -- basic.....................   30,677     30,083     30,364    30,041
  Effect of potentially dilutive stock options
     and warrants..............................       --      1,175      1,835     2,051
                                                 -------    -------    -------   -------
  Shares used in computing net income per
     common share -- diluted...................   30,677     31,258     32,199    32,092
                                                 =======    =======    =======   =======
Net income per common share:
  Basic........................................  $  0.00    $  0.04    $  0.15   $  0.15
                                                 =======    =======    =======   =======
  Diluted......................................  $  0.00    $  0.04    $  0.14   $  0.14
                                                 =======    =======    =======   =======

     Options and warrants to purchase 6.9 million shares of Common Stock during the three months ended September 30, 2003, were excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the Company's loss from continuing operations for the period.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Options and warrants to purchase 3.0 million shares of Common Stock during the nine months ended September 30, 2003, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     Options and warrants to purchase 3.7 million and 3.1 million shares of Common Stock during the three and nine months ended September 30, 2002, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     During 1998, in connection with the settlement of a putative class action lawsuit, the Company issued warrants to purchase 1,769,841 shares of Common Stock. These warrants expired on July 8, 2003.

NOTE 4 -- NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN No. 45 does not have a material effect on the Company's condensed consolidated financial statements for the nine months ended September 30, 2003. Certain of the Company's sales agreements contain infringement indemnity provisions that are covered by FIN No.
45. Under these sales agreements, the Company agrees to defend and indemnify a customer in connection with infringement claims made by third parties with respect to the customer's authorized use of the Company's products and services. The indemnity obligations contained in sales agreements generally have no specified expiration date and generally limit the award to the amount of fees paid. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. As a result, the Company's estimated fair value of these obligations is nominal.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"), which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities ("VIE"). Controlling financial interests of a VIE are identified by the exposure of a party to the VIE to a majority of either the expected losses or residual rewards of the VIE, or both. Such parties are primary beneficiaries of the VIE, and FIN No. 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN No. 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The Company currently believes that it does not have any relationships with a VIE, however, the Company is in the process of evaluating all business relationships and will continue to do so until the December 31, 2003, effective date of FIN No. 46.

NOTE 5 -- RESTRICTED CASH

     At September 30, 2003, restricted cash primarily represents amounts collected on behalf of certain clients, a portion of which is held in trust until it is remitted to such clients. The $4.1 million decrease in restricted cash from December 31, 2002 is primarily the result of using the Company's Revolving Credit Facility rather than cash as security for the Company's letters of credit. For more information about the Company's long-term debt, refer to "Note 9 -- Long-Term Debt" in the Company's Notes to Consolidated Financial Statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 6 -- FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

     The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive income. Net foreign currency translation included a reversal of approximately $0.3 million in the three and nine months ended September 30, 2003, respectively, related to the sale of Patient1. In the three-month and nine-month periods ended September 30, 2003 and 2002, the only component of other comprehensive income was the net foreign currency translation:

                                                            THREE MONTHS     NINE MONTHS
                                                                ENDED           ENDED
                                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                            -------------   -------------
                                                            2003    2002    2003    2002
                                                            -----   -----   -----   -----
                                                                   (IN THOUSANDS)
Net foreign currency translation..........................  $290     $51    $153     $11

NOTE 7 -- DISCONTINUED OPERATIONS AND DIVESTITURES

     In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allows the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $9.4 million, subject to closing adjustments, in the three months ended September 30, 2003. Net proceeds on the sale of Patient1 were approximately $27.1 million, subject to closing adjustments.

     In September 2003, the Company initiated a process to sell Business1. As with the sale of Patient1, the discontinuance of Business1 will allow the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the assets of Business1 to fair market value less costs to sell, and incurred a $7.7 million charge.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Patient1 and Business1 were formerly reported with the Hospital Services division.

     Summarized operating results for the discontinued operations are as follows:

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------------------------------------
                                             2003                            2002
                                ------------------------------   -----------------------------
                                PATIENT1   BUSINESS1    TOTAL    PATIENT1   BUSINESS1   TOTAL
                                --------   ---------   -------   --------   ---------   ------
                                                        (IN THOUSANDS)
Revenue.......................   $2,168      $ 160     $ 2,328    $6,483      $ 605     $7,088
                                 ======      =====     =======    ======      =====     ======
(Loss) income from
  discontinued operations
  before income taxes.........   $ (224)     $(977)    $(1,201)   $  228      $(527)    $ (299)
Income tax expense............        4         --           4        31         --         31
                                 ------      -----     -------    ------      -----     ------
(Loss) income from
  discontinued operations, net
  of tax......................   $ (228)     $(977)    $(1,205)   $  197      $(527)    $ (330)
                                 ======      =====     =======    ======      =====     ======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             NINE MONTHS ENDED SEPTEMBER 30,
                             ---------------------------------------------------------------
                                          2003                             2002
                             ------------------------------   ------------------------------
                             PATIENT1   BUSINESS1    TOTAL    PATIENT1   BUSINESS1    TOTAL
                             --------   ---------   -------   --------   ---------   -------
                                                     (IN THOUSANDS)
Revenue....................  $15,247     $   330    $15,577   $18,554     $ 2,069    $20,623
                             =======     =======    =======   =======     =======    =======
Loss from discontinued
  operations before income
  taxes....................  $(1,292)    $(2,851)   $(4,143)  $  (218)    $(1,230)   $(1,448)
Income tax expense.........       45          --         45        92          --         92
                             -------     -------    -------   -------     -------    -------
Loss from discontinued
  operations, net of tax...  $(1,337)    $(2,851)   $(4,188)  $  (310)    $(1,230)   $(1,540)
                             =======     =======    =======   =======     =======    =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                 AS OF
                                             SEPTEMBER 30,
                                                  2003           AS OF DECEMBER 31, 2002
                                             --------------   ------------------------------
                                               BUSINESS1      PATIENT1   BUSINESS1    TOTAL
                                             --------------   --------   ---------   -------
                                             (IN THOUSANDS)           (IN THOUSANDS)
Current assets.............................       $ 82        $10,538     $2,395     $12,933
Property and equipment.....................         28          1,889        226       2,115
Other long-term assets.....................        730          4,931      6,359      11,290
                                                  ----        -------     ------     -------
  Assets of discontinued operations........       $840        $17,358     $8,980     $26,338
                                                  ====        =======     ======     =======
Current liabilities........................       $ 65        $ 3,364     $  532     $ 3,896
Deferred revenue...........................         --          3,237         13       3,250
Other long-term liabilities................         --            792         --         792
                                                  ----        -------     ------     -------
  Liabilities of discontinued operations...       $ 65        $ 7,393     $  545     $ 7,938
                                                  ====        =======     ======     =======

     On November 30, 1998, the Company completed the sale of its MSC business segment. In 1999, the Company completed the sale of both divisions of its Impact business segment.

     During the three months ended September 30, 2003 and 2002, the Company incurred expenses of approximately $0.3 million and $0.9 million, respectively, which were primarily legal costs, associated with MSC and Impact. During the nine months ended September 30, 2003 and 2002, the Company incurred expenses of approximately $0.5 million and $1.0 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

NOTE 8 -- LEGAL MATTERS

     The Company is subject to claims, litigation and official billing inquiries arising in the ordinary course of its business. These matters include, but are not limited to, lawsuits brought by former customers with respect to the operation of the Company's business. The Company has also received written demands from customers and former customers that have not resulted in legal action. Within the Company's industry, federal and state civil and criminal laws govern medical billing and collection activities. These laws provide for various fines,

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from federal and state healthcare payer programs.

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

     On May 31, 2002, Lloyd's filed a lawsuit in the Circuit Court for Kent County, Michigan, against the Company seeking rescission of the E&O and D&O policies based on the allegations in its letter, dated May 30, 2002, or a declaration that coverage is unavailable for the claim related to the February 2002 settlement under the policies issued by Lloyd's. Lloyd's also claimed restitution of the $2.0 million paid by Lloyd's on behalf of the Company in that settlement. On June 5, 2002, the Company filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against Lloyd's seeking damages for breach of contract and breach of obligations of good faith and fair dealing, including punitive damages. The Company also seeks a declaratory judgment to enforce the E&O and D&O policies according to their terms.

     The lawsuit filed by Lloyd's was dismissed during December 2002 with the Michigan court citing California as a more suitable forum in which to hear the litigation. During June 2003, the California Superior Court ordered the Company and Lloyd's to engage in nonbinding mediation to be completed by October 30, 2003, and in the event mediation is not successful, the trial is scheduled to begin February 17, 2004.

     In October 2003, the Company commenced the nonbinding mediation process ordered by the California Superior Court in June 2003. The Company expects the mediation process to continue. The discovery process will continue with the trial scheduled to begin February 17, 2004, the date previously set by the Court.

     The Company believes that the attempt by Lloyd's to rescind the policies is without merit, and the Company is prosecuting the matter vigorously and asserting all appropriate claims against Lloyd's.

     The Company's insurance coverage for both the E&O and D&O policies was scheduled to be renewed as of June 30, 2002, and the Company was in the process of actively pursuing new coverage with insurance carriers, including Lloyd's, when the attempted rescission notice was received from Lloyd's. Due to the attempted rescission, the Company expedited its insurance proposal process, and in mid-June 2002, the Company secured insurance coverage with a policy period of 12 months. The Company experienced a significant, above-market increase in insurance premiums and deductibles with its June 2002 policies as a result of the actions of Lloyd's and is seeking reimbursement for a portion of the increased premium costs and increased deductibles in its lawsuit against Lloyd's. During June 2003, the Company secured new insurance policies in the ordinary course of business, at substantially reduced premiums compared to the previous twelve-month policies. For the three months ended September 30, 2003, the Company incurred approximately $0.3 million in expenses related to its litigation with Lloyd's. For the nine months ended September 30, 2003, the Company has expensed approximately $2.5 million of increased insurance premiums and the costs of pursuing litigation against Lloyd's. These costs are reflected in the Company's Consolidated Statements of Operations in the Corporate segment. For the three and nine months ended September 30, 2002, the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Company expensed approximately $1.3 million and $1.8 million, respectively, of increased insurance premiums and costs to pursue its litigation with Lloyd's.

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

     At September 30, 2003, the Company's Other Current Assets include $10.1 million associated with the interim funding of legal costs and litigation settlements related to E&O claims that were incurred by the Company in excess of the Lloyd's E&O policies' deductible that are expected to be recovered from Lloyd's. This $10.1 million balance includes $8.2 million paid through September 30, 2003, and additional obligations to be paid of approximately $1.9 million.

     The Company believes that it has meritorious defenses to the Lloyd's claims and that a favorable outcome is probable. The Company's insurance is on a "claims-made" basis, which means insurance coverage is in place based on the date the claim is made, not the date(s) the services were provided and/or the products were sold. In the event that the Company is unsuccessful in the litigation with Lloyd's, certain claims presently pending against the Company would become the sole responsibility of the Company. Although the Company believes it will be successful in its litigation with Lloyd's, if it is not and uninsured claims do exist, such claims, including the $10.1 million balance in Other Current Assets related to the interim funding of legal costs and litigation settlements, could have a material adverse effect on the Company's financial condition and results of operations. Regardless of the outcome of the litigation with Lloyd's, the Company's current insurance coverage will not be affected.

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

NOTE 9 -- LONG-TERM DEBT

     On February 20, 1998, the Company issued $175 million of 9 1/2% Senior Notes due 2005 (the "Notes"). On March 17, 2003, the Company repurchased $15.0 million of the Notes at par plus accrued interest of approximately $0.1 million. The Company incurred a write-off of approximately $0.2 million during the three months ended March 31, 2003, of deferred debt issuance costs associated with the original issuance of the Notes related to the repurchase on March 17, 2003.

     On August 12, 2003, the Company commenced a cash tender offer for its then-outstanding $160 million of Notes (the "Tender Offer"). On September 11, 2003, the Company repurchased $143.6 million of the Notes that were tendered at the redemption price of 102.375% of the principal amount, as required under the Indenture governing the Notes, and accrued interest of approximately $1.0 million. The Notes tendered by August 25, 2003 included a premium of 0.25% of the principal amount in addition to the redemption price of 102.375% of the principal amount. The remaining $16.4 million of the Notes were retired on September 18, 2003, through a call initiated by the Company on August 12, 2003, at the redemption price of 102.375% of the principal amount plus accrued interest of approximately $0.01 million (the "Call").

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     On April 16, 2001, the Company entered into a $50 million credit facility (the "2001 Credit Facility"). The Company did not incur any borrowings under the 2001 Credit Facility, and, on September 11, 2003, the Company terminated the 2001 Credit Facility.

     On September 11, 2003, the Company entered into a $175 million Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $125 million Term Loan B (the "Term Loan B") and a $50 million revolving credit facility (the "Revolving Credit Facility"). Under the Credit Agreement, the Company has the option of entering into LIBOR based loans or base rate loans, each as defined in the Credit Agreement. Base rate loans bear interest at rates approximating Prime. The Term Loan B bears interest at a rate of either LIBOR plus 4.25% or the base rate plus 2.75%, matures in five years and includes mandatory quarterly principle payments based on annual amortization of 10% for the first two years, 15% for years three and four and 50% in year five. LIBOR based loans under the Revolving Credit Facility bear interest at LIBOR plus amounts ranging from 3.0% to 3.5% based on the Company's leverage ratio, as defined in the Credit Agreement. Base rate loans under the Revolving Credit Facility bear interest at the base rate plus amounts ranging from 1.50% to 2.00% based on the Company's leverage ratio, as defined in the Credit Agreement. In addition, the Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum.

     Proceeds from the Term Loan B, proceeds from the sale of Patient1 and cash on hand were used to fund the Tender Offer. The Company used cash on hand to fund the Call. During the three months ended September 30, 2003, the Company capitalized expenses related to the refinancing transactions of approximately $5.4 million, including legal and other professional fees related to the Credit Agreement, which are included in the Company's Other Long-term Assets on the Consolidated Balance Sheet. These costs will be amortized over the next three and five years and included in interest expense. In addition, the Company incurred expenses associated with the retirement of the Notes and the 2001 Credit Facility of approximately $6.0 million, including the Tender Offer premium, the Call premium, and the write-off of approximately $1.6 million of deferred debt issuance costs, which are included in the Company's interest expense for the three months ended September 30, 2003.

     All obligations under the Credit Agreement are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally by all of the Company's present and future domestic and material foreign subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain minor foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets, separate from its investment in subsidiaries. Any non-guarantor subsidiaries are minor individually and in the aggregate to the Company's consolidated financial statements.

     The Credit Agreement contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage, each as defined in the Credit Agreement. The Company was in compliance with all applicable covenants as of September 30, 2003.

     The initial term of the Revolving Credit Facility is three years. The Company and the Lender can mutually agree to extend this term by up to two years. The Company intends to use the Revolving Credit Facility, as needed, for future investments in its operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, as needed, and other general corporate purposes. The Company has not incurred any borrowings under the Revolving Credit Facility as of September 30, 2003.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 10 -- INCOME TAXES

     Income tax expense, which was primarily related to state and local income taxes, was approximately $0.1 million and $0.8 million for the three and nine month periods ended September 30, 2003, respectively, as compared to income tax expense of $0.2 million and $0.6 million for the same periods in 2002. The Company's estimated federal income tax expense for the three-month and nine-month periods ended September 30, 2003, is offset by the release of an equal amount of the Company's valuation allowance. As of September 30, 2003, the Company's remaining net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

NOTE 11 -- RESTRUCTURING EXPENSES

     The amount of lease termination costs associated with a 1995 restructuring applied against the reserve in the nine months ended September 30, 2003, is as follows:

                                         RESERVE BALANCE     COSTS APPLIED     RESERVE BALANCE
                                        DECEMBER 31, 2002   AGAINST RESERVE   SEPTEMBER 30, 2003
                                        -----------------   ---------------   ------------------
                                                             (IN THOUSANDS)
Lease termination costs...............       $1,980              $(467)             $1,513

     During the three months ended September 30, 2003, the Company incurred approximately $0.2 million of restructuring expenses related to the realignment of the Company into the Physician Services and Hospital Services divisions.

NOTE 12 -- SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products to the healthcare market. Per-Se provides its services and products through its two operating divisions: Physician Services and Hospital Services.

     On July 1, 2003, the Company realigned its operations to better focus on its core healthcare constituents -- physician practices and hospitals. The Company created the Hospital Services division by combining the offerings of the former Application Software and e-Health Solutions divisions, with the exception of the Company's ASP-based physician practice management solution, which was transferred from the former e-Health Solutions division to the Physician Services division.

     The Physician Services division provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens. The division's offerings have historically focused on the back-end processes required to ensure physicians are properly reimbursed for care delivery. The addition of the ASP-based physician practice management solution, named MedAxxis, as part of the realignment not only provides operational leverage but also enables the Company to offer front-end solutions for both hospital- and office-based physician groups. These large physician groups require both front-office functionality for scheduling and back-end services for accounts receivable management. By combining front-office and back-end solutions and services, the Company will be able to sell its solutions and services to a new segment of the physician market. The business of the Physician Services division is conducted by PST Services, Inc., a

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Georgia corporation doing business as "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

     To better serve the hospital marketplace, the Company has formed the Hospital Services division. The products of the new Hospital Services division focus on optimizing the revenue cycle and improving administrative efficiencies for hospitals. Combining these offerings allows the Company to better leverage its solutions and provides an organizational structure through which to broaden the Company's offerings to hospitals. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing as well as patient and staff scheduling systems. The business of the Hospital Services division is conducted by the following five wholly owned subsidiaries of the Company: Per-Se Transaction Services, Inc., an Indiana corporation; Health Data Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; Knowledgeable Healthcare Solutions, Inc., an Alabama corporation; and PST Products, LLC, a California limited liability company. All of these subsidiaries do business under the name "Per-Se Technologies."

     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has presented business segment results in the Physician Services and Hospital Services business segments, as described above, and all prior periods presented have been adjusted for the realignment.

     The Company evaluates each segment's performance based on its segment operating profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, restructuring expenses, depreciation and amortization.

     The Hospital Services segment revenue includes intersegment revenue for services provided to the Physician Services segment, which are shown as Eliminations to reconcile to total consolidated revenue.

     Information concerning the Company's reportable operating segments is as follows:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2003       2002       2003       2002
                                               --------   --------   --------   --------
                                                 (IN THOUSANDS)        (IN THOUSANDS)
Revenue:
  Physician Services.........................  $63,517    $62,683    $189,475   $183,935
  Hospital Services..........................   24,411     23,486      72,381     69,097
  Eliminations...............................   (3,417)    (3,327)    (10,030)    (9,400)
                                               -------    -------    --------   --------
                                               $84,511    $82,842    $251,826   $243,632
                                               =======    =======    ========   ========
Segment operating expenses:
  Physician Services.........................  $56,077    $55,458    $167,193   $165,766
  Hospital Services..........................   18,623     19,270      56,249     55,363
  Corporate..................................    3,412      4,246      11,400     10,688
  Eliminations...............................   (3,417)    (3,327)    (10,030)    (9,400)
                                               -------    -------    --------   --------
                                               $74,695    $75,647    $224,812   $222,417
                                               =======    =======    ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2003       2002       2003       2002
                                               --------   --------   --------   --------
                                                 (IN THOUSANDS)        (IN THOUSANDS)
Segment operating profit:
  Physician Services.........................  $ 7,440    $ 7,225    $ 22,282   $ 18,169
  Hospital Services..........................    5,788      4,216      16,132     13,734
  Corporate..................................   (3,412)    (4,246)    (11,400)   (10,688)
                                               -------    -------    --------   --------
                                               $ 9,816    $ 7,195    $ 27,014   $ 21,215
                                               =======    =======    ========   ========
Interest expense.............................  $ 9,943    $ 4,610    $ 18,900   $ 13,810
                                               =======    =======    ========   ========
Interest income..............................  $   (79)   $  (107)   $   (245)  $   (344)
                                               =======    =======    ========   ========
(Loss) income before income taxes............  $   (48)   $ 2,692    $  8,359   $  7,749
                                               =======    =======    ========   ========
Depreciation and amortization:
  Physician Services.........................  $ 2,661    $ 2,977    $  8,083   $  9,198
  Hospital Services..........................    1,301      1,468       4,023      4,367
  Corporate..................................      176        240         605        698
                                               -------    -------    --------   --------
                                               $ 4,138    $ 4,685    $ 12,711   $ 14,263
                                               =======    =======    ========   ========
Capital expenditures and capitalized software
  development costs:
  Physician Services.........................  $ 1,529    $ 1,101    $  3,773   $  4,517
  Hospital Services..........................    1,012      1,042       3,707      3,100
  Corporate..................................       48         41         191        361
  Discontinued operations....................      424        971       2,289      3,228
                                               -------    -------    --------   --------
                                               $ 3,013    $ 3,155    $  9,960   $ 11,206
                                               =======    =======    ========   ========

                                                                         AS OF
                                                              ----------------------------
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Identifiable assets:
  Physician Services........................................    $ 64,929        $ 64,759
  Hospital Services.........................................      57,517          56,089
  Corporate.................................................      34,987          62,664
  Discontinued operations...................................         840          26,338
                                                                --------        --------
                                                                $158,273        $209,850
                                                                ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, provides integrated business management outsourcing services, Internet-enabled connectivity and administrative software for the healthcare industry. Per-Se delivers its services and products through its two operating divisions: Physician Services and Hospital Services.

     On July 1, 2003, the Company realigned its operations to better focus on its core healthcare constituents -- physician practices and hospitals. The Company created the Hospital Services division by combining the offerings of the former Application Software and e-Health Solutions divisions, with the exception of the Company's ASP-based physician practice management solution, which was transferred from the former e-Health Solutions division to the Physician Services division.

     The Physician Services division provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens. The division's offerings have historically focused on the back-end processes required to ensure physicians are properly reimbursed for care delivery. The addition of the ASP-based physician practice management solution, named MedAxxis, as part of the realignment not only provides operational leverage but also enables the Company to offer front-end solutions for both hospital- and office-based physician groups. These large physician groups require both front-office functionality for scheduling and back-end services for accounts receivable management. By combining front-office and back-end solutions and services, the Company will be able to sell its solutions and services to a new segment of the physician market.

     To better serve the hospital marketplace, the Company has formed the Hospital Services division. The products of the new Hospital Services division focus on optimizing the revenue cycle and improving administrative efficiencies for hospitals. Combining these offerings allows the Company to better leverage its solutions and provides an organizational structure through which to broaden the Company's offerings to hospitals. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing as well as patient and staff scheduling systems.

     Per-Se markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices and hospitals.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2003, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $63,517    $62,683
Hospital Services...........................................   24,411     23,486
Eliminations................................................   (3,417)    (3,327)
                                                              -------    -------
                                                              $84,511    $82,842
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 1% in the three months ended September 30, 2003, as compared to the same period in 2002. The revenue increase is due to the implementation of new business sold in prior periods. Net backlog at September 30, 2003, was approximately $2 million, compared to approximately $5 million at June 30, 2003. The decrease in net backlog is a result of a record volume of new business implementations during the three months ended September 30, 2003. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 4% for the three months ended September 30, 2003, as compared to the same period in 2002 despite the phasing out of a large print and mail customer, which began in the second half of 2002. This customer's business was not related to medical claims. Revenue growth in the division is a result of increased revenue in the medical transaction processing business, evidenced by the approximate 11% increase in medical transaction volume for the period over the same period in 2002, as well as increased implementation and maintenance revenue in the Resource1 patient and staff scheduling product lines. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     The Hospital Services division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown in Eliminations to reconcile to total consolidated revenue.

     Segment Operating Profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, restructuring expenses, depreciation and amortization. Segment operating profit, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 7,440    $ 7,225
Hospital Services...........................................    5,788      4,216
Corporate...................................................   (3,412)    (4,246)
                                                              -------    -------
                                                              $ 9,816    $ 7,195
                                                              =======    =======

     Physician Services' segment operating profit increased approximately 3% in the three months ended September 30, 2003, compared to the same period in 2002, resulting in operating margins of approximately 11.7% in the three months ended September 30, 2003, versus approximately 11.5% in the same period in 2002. The margin expansion is attributable to higher margins achieved on incremental revenue in addition to labor and costs savings from productivity and other cost containment initiatives. The operating margins were negatively impacted in 2003 by approximately $1 million of costs related to the conversion of the current ASP-based physician practice management solution clients onto a new, web-based platform.

     Hospital Services' segment operating profit increased approximately 37% in the three months ended September 30, 2003, compared to the same period in 2002, resulting in operating margins of approximately 23.7% versus approximately 18.0% in the prior year period. The operating margin improvement is attributable to the previously mentioned increase in revenue as well as certain expenses incurred in 2002 that were not incurred in 2003.

     Corporate overhead expenses decreased approximately 20% in the three months ended September 30, 2003, compared to the same period in 2002. The decrease is attributable to legal expenses of approximately $0.3 million for the three months ended September 30, 2003, as compared to insurance premiums and legal expenses of approximately $1.3 million in the same period in 2002, related to the attempt by Lloyd's to rescind certain insurance policies (refer to "Note
8 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     Restructuring Expenses. During the three months ended September 30, 2003, the Company incurred approximately $0.2 million of restructuring expenses related to the realignment of the Company into the Physician Services and Hospital Services divisions.

     Interest. Interest expense was approximately $9.9 million for the three months ended September 30, 2003, as compared to $4.5 million for the same period in 2002. The increase is attributable to approximately $6.0 million of interest expense for the three months ended September 30, 2003 related to the retirement of the Company's $175 million of 9 1/2% Senior Notes due 2005 (the "Notes"). The increase was offset by a reduction of approximately $0.2 million of interest expense as a result of the retirement of $35 million of long-term debt and entering into a new Credit Agreement in September 2003. The Company expects these actions to yield annualized cash interest expense savings of approximately $8 million, based on current rates. Interest income was $0.1 million for the three-month periods ended September 30, 2003 and 2002.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was approximately $0.1 million and $0.2 million for the three months ended September 30, 2003 and 2002, respectively. The Company's estimated federal income tax expense for the three months ended September 30, 2003, is offset by the release of an equal amount of the Company's valuation allowance. As of September 30, 2003, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell its Patient1 clinical product line ("Patient1") to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allows the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $9.4 million, subject to closing adjustments, in the three months ended September 30, 2003. Net proceeds on the sale of Patient1 were approximately $27.1 million, subject to closing adjustments.

     In September 2003, the Company initiated a process to sell its Business1 patient accounting product line ("Business1"). As with the sale of Patient1, the discontinuance of Business1 will allow the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value less costs to sell and incurred a $7.7 million charge.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Summarized operating results for the discontinued operations are as follows:

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------------------------------------
                                             2003                            2002
                                ------------------------------   -----------------------------
                                PATIENT1   BUSINESS1    TOTAL    PATIENT1   BUSINESS1   TOTAL
                                --------   ---------   -------   --------   ---------   ------
                                                        (IN THOUSANDS)
Revenue.......................   $2,168      $ 160     $ 2,328    $6,483      $ 605     $7,088
                                 ======      =====     =======    ======      =====     ======
(Loss) income from
  discontinued operations
  before income taxes.........   $ (224)     $(977)    $(1,201)   $  228      $(527)    $ (299)
Income tax expense............        4         --           4        31         --         31
                                 ------      -----     -------    ------      -----     ------
(Loss) income from
  discontinued operations, net
  of tax......................   $ (228)     $(977)    $(1,205)   $  197      $(527)    $ (330)
                                 ======      =====     =======    ======      =====     ======

     Revenue for the Patient1 product line decreased approximately 67% in the three months ended September 30, 2003, as compared to the same period in 2002. Revenue is recognized using the percentage-of-completion method of accounting and the decrease over the prior year period is the result of lower Patient1 sales in prior periods.

     Operating loss for the Patient1 product line was approximately $0.2 million in the three months ended September 30, 2003, as compared to operating income of approximately $0.2 million for the same period in 2002. The decline is due to reduced implementation productivity as a result of the pending sale of the product line in 2003.

     Revenue for the Business1 product line decreased approximately 74% in the three months ended September 30, 2003, as compared to the same period in 2002. Revenue is recognized using the percentage-of-completion method of accounting and the decrease over the prior year period is the result of lower Business1 sales in prior periods plus implementation delays at a major customer.

     The operating loss for the Business1 product line increased approximately $0.5 million in the three months ended September 30, 2003, as compared to the same period in 2002, due to lower Business1 revenue in the current period.

  NINE MONTHS ENDED SEPTEMBER 30, 2003, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $189,475   $183,935
Hospital Services...........................................    72,381     69,097
Eliminations................................................   (10,030)    (9,400)
                                                              --------   --------
                                                              $251,826   $243,632
                                                              ========   ========

     Revenue for the Physician Services division increased approximately 3% in the nine months ended September 30, 2003, as compared to the same period in 2002. The revenue increase is due to the implementation of new business sold in prior periods as well as growth in the existing client base. Net backlog at September 30, 2003, was approximately $2 million, compared to approximately $5 million at September 30, 2002. The decrease in net backlog is a result of a record volume of new business implementations during the nine months ended September 30, 2003. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 5% for the nine months ended September 30, 2003, as compared to the same period in 2002 despite the phasing out of a large print and mail customer, which began in the second half of 2002. This customer's business was not related to medical claims. Revenue growth in the division is a result of increased revenue in the medical transaction processing business, evidenced by the approximate 15% increase in the division's medical transaction volume for the period over the same period in 2002, as well as increased implementation and maintenance revenue. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     Segment Operating Profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, restructuring expenses, depreciation and amortization. Segment operating profit, classified by the Company's divisions, is as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 22,282   $ 18,169
Hospital Services...........................................    16,132     13,734
Corporate...................................................   (11,400)   (10,688)
                                                              --------   --------
                                                              $ 27,014   $ 21,215
                                                              ========   ========

     Physician Services' segment operating profit increased approximately 23% in the nine months ended September 30, 2003, compared to the same period in 2002, resulting in operating margins of approximately 11.8% in the nine months ended September 30, 2003, versus approximately 9.9% in the same period in 2002. The margin expansion is attributable to the higher margins achieved on incremental revenue in addition to labor and cost savings from productivity and other cost containment initiatives. In addition, Physician Services margin was negatively impacted in 2003 by approximately $2.5 million of costs related to the conversion of the current ASP-based physician practice management solution clients onto a new, web-based platform.

     Hospital Services' segment operating profit increased approximately 17% in the nine months ended September 30, 2003, compared to the same period in 2002, resulting in operating margins of 22.3% versus 19.9% in the prior year period. The operating margin improvement is attributable to the previously mentioned increase in revenue as well as certain expenses incurred during 2002 that were not incurred in 2003.

     Corporate overhead expenses increased approximately 7% in the nine months ended September 30, 2003, compared to the same period in 2002. The increase is attributable to increased insurance premiums and legal expenses of approximately $2.5 million in 2003, as compared to $1.8 million in 2002, related to the attempt by Lloyd's to rescind certain insurance policies (refer to "Note
8 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     Restructuring Expenses. During the nine months ended September 30, 2003, the Company incurred approximately $0.2 million of restructuring expenses related to the realignment of the Company into the Physician Services and Hospital Services divisions.

     Interest. Interest expense was approximately $18.9 million for the nine months ended September 30, 2003, as compared to approximately $13.8 million for the same period in 2002. The increase is attributable to approximately $6.3 million of interest expense for the nine months ended September 30, 2003, related to the retirement of the Company's Notes. The increase was offset by a reduction of approximately $0.2 million of interest expense as a result of the retirement of $35 million of long-term debt and entering into a new Credit Agreement in September 2003. The Company expects these actions to yield annualized cash interest expense savings of approximately $8 million, based on current rates. Interest income was approximately $0.2 million and $0.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was $0.8 million for the nine months ended September 30, 2003, as compared to income tax expense of $0.6 million for the same period 2002. The Company's estimated federal income tax expense for the nine months ended September 30, 2003, is offset by the release of an equal amount of the Company's valuation allowance. As of September 30, 2003, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

     Discontinued Operations. Summarized operating results of the discontinued operations are as follows:

                                             NINE MONTHS ENDED SEPTEMBER 30,
                             ---------------------------------------------------------------
                                          2003                             2002
                             ------------------------------   ------------------------------
                             PATIENT1   BUSINESS1    TOTAL    PATIENT1   BUSINESS1    TOTAL
                             --------   ---------   -------   --------   ---------   -------
                                                     (IN THOUSANDS)
Revenue....................  $15,247     $   330    $15,577   $18,554     $ 2,069    $20,623
                             =======     =======    =======   =======     =======    =======
Loss from discontinued
  operations before income
  taxes....................  $(1,292)    $(2,851)   $(4,143)  $  (218)    $(1,230)   $(1,448)
Income tax expense.........       45          --         45        92          --         92
                             -------     -------    -------   -------     -------    -------
Loss from discontinued
  operations, net of tax...  $(1,337)    $(2,851)   $(4,188)  $  (310)    $(1,230)   $(1,540)
                             =======     =======    =======   =======     =======    =======

     Revenue for the Patient1 product line decreased approximately 18% in the nine months ended September 30, 2003, as compared to the same period in 2002. Revenue is recognized using the percentage-of-completion method of accounting and the decrease over the prior year period is the result of lower Patient1 sales in prior periods.

     The operating loss for the Patient1 product line increased approximately $1.0 million in the nine months ended September 30, 2003, as compared to the same period in 2002, due to costs associated with an international contract for which revenue would have been recognized in future periods when cash was received and reduced implementation productivity as a result of the pending sale of the product line in 2003.

     Revenue for the Business1 product line decreased approximately 84% in the nine months ended September 30, 2003, as compared to the same period in 2002. Revenue is recognized using the percentage-of-completion method of accounting and the decrease over the prior year period is the result of lower Business1 sales in prior periods in addition to implementation delays at a major customer.

     The operating loss for the Business1 product line decreased approximately $1.6 million in the nine months ended September 30, 2003, as compared to the same period in 2002, due to lower revenue in the current period.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, the Company had working capital of $9.9 million compared to $26.1 million at December 31, 2002. The decrease in working capital is primarily related to the Company's repayment of the Notes during 2003 (refer to "Note 9 -- Long Term Debt" in the Company's Notes to Consolidated Financial Statements for more information), an increase of approximately $4.9 million in accounts receivable as a result of seasonality in collections and a reduction of accrued expenses due to the timing of certain payments.

     Restricted cash totaled $0.1 million as of September 30, 2003, and $4.3 million as of December 31, 2002. The decrease in restricted cash is primarily the result of using the Company's Revolving Credit Facility rather than cash as security for the Company's letters of credit. Restricted cash at September 30, 2003, primarily represents amounts collected on behalf of certain clients, a portion of which is held in trust until it is remitted to such clients. Unrestricted cash and cash equivalents totaled $18.5 million at September 30, 2003, a decrease of $28.3 million compared to December 31, 2002, primarily due to the use of cash on hand for long-term debt reduction.

     Cash provided by continuing operations was $12.8 million in the nine months ended September 30, 2003, compared to cash provided by continuing operations in the nine months ended September 30, 2002, of $9.5 million. The improvement is primarily attributable to the working capital and restricted cash changes discussed previously. Cash used by discontinued operations in both periods was primarily related to costs associated with the discontinued Patient1 and Business1 product lines.

     Cash provided by investing activities related to continuing operations for the nine months ended September 30, 2003, was $19.4 million, compared to cash used for investing activities related to continuing operations of $9.5 million during the same period in 2002. The increase in cash provided by investing activities was primarily related to approximately $27.1 million in net proceeds related to the sale of the Patient1 product line during July 2003. Cash used by investing activities for discontinued operations in both periods related to purchases of property and equipment and software development costs for the discontinued Patient1 and Business1 product lines.

     The Company used $48.4 million in cash for financing activities during the nine months ended September 30, 2003, compared to cash provided by financing activities of $0.6 million during the same period in 2002. The increase in cash used for financing activities was primarily related to the Company's repayment of long-term debt. The Company used cash on hand as well as the net proceeds from the Patient1 divestiture to retire $50.0 million of long-term debt during the first nine months of 2003. The Company refinanced the remaining $125 million in long-term debt during September 2003. The Company capitalized approximately $5.4 million in expenses related to the refinancing transactions, including legal and other professional fees related to the Credit Agreement and other costs, which are included in the Company's Other Long-Term Assets on the Consolidated Balance Sheet. These costs will be amortized over the next three and five years and included in interest expense. In addition, the Company incurred expenses associated with the retirement of the Notes and the 2001 Credit Facility of approximately $6.3 million, including the tender offer premium, the call premium and the write-off of unamortized debt issuance costs associated with the Notes and unamortized debt issuance costs associated with entering into the 2001 Credit Facility, which are included in the Company's interest expense for the nine months ended September 30, 2003.

     For more information about the Company's long-term debt, refer to "Note 9 -- Long-Term Debt" in the Company's Notes to Consolidated Financial Statements.

     The Company is in litigation with Certain Underwriters at Lloyd's of London ("Lloyd's") following an attempt by Lloyd's to rescind certain of the Company's insurance policies (refer to "Note 8 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). For the nine months ended September 30, 2003, the Company incurred approximately $2.5 million of expense related to significantly increased insurance premiums and the cost of pursuing litigation against Lloyd's. Accordingly, these costs have been reflected in the Company's Consolidated Statements of Operations in the Corporate segment.

     In addition, pending the outcome of the litigation with Lloyd's, the Company continues to fund the legal costs and any litigation settlements associated with claims covered by the Lloyd's Errors and Omissions ("E&O") policies. The Company expects to recover these costs from Lloyd's and has reflected these amounts as Other Current Assets on the Company's Consolidated Balance Sheets.

     The negative impact of these items on the Company's 2003 full year cash flow is projected to be approximately $7.5 million to $8.5 million, which consists of approximately $3.0 million to $3.5 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd's and approximately $4.5 million to $5.0 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. The Company only incurred increased insurance premiums during the first half of 2003 as the insurance policies were renegotiated and renewed during June 2003. As of September 30, 2003, the negative impact on 2003 cash flow was approximately $4.7 million, which consisted of approximately $1.8 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd's and $2.9 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies.

FORWARD-LOOKING STATEMENTS

     Certain statements included in the Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report including but not limited to certain statements set forth under the captions "Note 7 -- Discontinued Operations and Divestitures," "Note 8 -- Legal Matters," "Note 9 -- Long-Term Debt," "Note 10 -- Income Taxes," "Results of Operations" and "Liquidity and Capital Resources," are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include the Company's expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, the effect of industry and regulatory changes on the Company's customer base, the impact of revenue backlog on future revenue, gain on sale and net proceeds related to the Patient1 product line divestiture, fair market value less costs to sell of Business1, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" and "Quantitative and Qualitative Disclosures about Market Risk." The Company disclaims any responsibility to update any forward-looking statements.

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

  Competition with Business Management Outsourcing Services Companies and In-house Providers

     The business management outsourcing services business, especially in the areas of billings and collections, is highly competitive. The Company competes with regional physician reimbursement organizations and physician groups that provide their own business management services. Successful competition within this industry depends on numerous industry and market conditions.

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

  Major Client Projects

     The Company's Hospital Services division engages in projects designed to reengineer customer operations through the strategic use of client/server and other advanced technologies in conjunction with the implementation of software. Failure to meet customers' expectations with respect to a major project could have the following consequences: damage the Company's reputation and standing in this marketplace; impair its ability to attract new client/server information technology business; and inhibit its ability to collect for services performed on a project.

  Changes in the Healthcare Industry

     The markets for the Company's software and transaction processing products and services as well as its business management outsourcing services are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to keep pace with changes in the healthcare industry may depend on many factors, including its ability to enhance existing products and services; introduce new products and services quickly and cost effectively; achieve market acceptance for new products and services; and respond to emerging industry standards and other technological changes.

     Competitors may develop competitive products that could adversely affect the Company's operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing its software, transaction processing and billing systems going forward. The costs associated with refining, enhancing and developing these systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

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

     The Company relies upon third parties to provide data elements to process electronic medical claims in a HIPAA-compliant format. While the Company believes it will be fully and properly prepared to process electronic medical claims in a HIPAA-compliant format, there can be no assurance that third parties, including healthcare providers and payers, will likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA's standards. If payers reject electronic medical claims and such claims are processed manually rather than electronically, there could be a material adverse affect on the Company's business.

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

  Debt

     The Company has a significant amount of long-term indebtedness and, as a result, has obligations to make quarterly interest payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The Company's ability to make payments on its debt obligations will depend on future operating performance, which may be affected by certain conditions that may be beyond the Company's control.

  Litigation

     The Company is involved in litigation arising in the ordinary course of its business, which may expose it to loss contingencies. These matters include, but are not limited to, claims brought by former customers with respect to the operation of its business. The Company has also received written demands from customers and former customers that have not resulted in legal action. Although no claims have been brought against the Company to date regarding injuries related to the use of the Company's software products, such claims may be made in the future.

     The Company may not be able successfully to resolve such legal matters, or other legal matters, that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, its insurance coverage, product liability coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, such coverage may prove to be inadequate or may become unavailable on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition. In the event that the Company is unsuccessful in its ongoing litigation with Lloyd's, certain claims presently pending against the Company would not be covered by insurance (refer to "Note 8 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). As of September 30, 2003, the Company had incurred approximately $10.1 million of costs related to claims related to Lloyd's that are reported as Other Current Assets on the Company's Consolidated Balance Sheets. As of September 30, 2003, approximately $8.2 million of these costs had been paid. If the Company is unsuccessful in its ongoing litigation with Lloyd's, the Company would be required to record a write-off of the then-current receivable related to Lloyd's. The write-off would have a minimal cash flow impact as the majority of the claims have been paid as incurred.

  Stock Price Volatility

     The trading price of the Company's Common Stock may be volatile. The market for the Company's Common Stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, government regulatory action, healthcare reform measures, client relationship developments, litigation developments and other factors, many of which are beyond the Company's control. Furthermore, the stock market, in general, and the market for software, healthcare and high technology companies in particular, have experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of actual operating performance.

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

     The Company has the option of entering into loans based on LIBOR or base rates under the Term Loan B and the Revolving Credit Facility. As such, the Company could experience fluctuations in the interest rates under the Term Loan B, and, if the Company were to borrow amounts under the Revolving Credit Facility, the Company could experience fluctuations in interest rates under the Revolving Credit Facility. The Company had borrowings totaling $125 million under the Term Loan B at September 30, 2003, and has not incurred any borrowings under the Revolving Credit Facility.

     The Company has a process in place to monitor fluctuations in interest rates and could hedge against significant forecast changes in interest rates, if necessary.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2003, and have concluded that these disclosure controls and procedures operate effectively to support the certifications required of such officers in this report.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in "Note 8 -- Legal Matters" of Notes to Consolidated Financial Statements in Item 1 of Part I.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
  2.1     --   Asset Purchase Agreement dated as of June 18, 2003, among
               Misys Hospital Systems, Inc., Misys Healthcare Systems
               (International) Limited, Misys plc, Registrant and PST
               Products, LLC., together with the First Amendment thereto
               dated as of June 28, 2003 (incorporated by reference to
               Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
               2003).
  3.1     --   Restated Certificate of Incorporation of Registrant
               (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
               Form 10-K")).
  3.2     --   Restated By-laws of Registrant (incorporated by reference to
               Exhibit 3.2 to the 1999 Form 10-K).
  4.1     --   Settlement Agreement dated as of June 24, 1999, by and among
               Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
               Alyson T. Stinson, James F. Thacker, James F. Thacker
               Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
               Trust and Registrant (incorporated by reference to Exhibit
               10.1 to Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1999).
  4.2     --   Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.3     --   First Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of May 4, 2000 (incorporated by
               reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
               for the quarter ended March 31, 2000).
  4.4     --   Second Amendment to Rights Agreement dated as of February
               11, 1999, between Registrant and American Stock Transfer &
               Trust Company, entered into as of December 6, 2001, to be
               effective as of March 6, 2002 (incorporated by reference to
               Exhibit 4.12 to Annual Report on Form 10-K for the year
               ended December 31, 2001).
  4.5     --   Third Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
 10.1     --   Credit Agreement dated as of September 11, 2003, by and
               among Registrant, certain subsidiaries of Registrant
               identified therein, as Guarantors, the Lenders identified
               therein, and Bank of America, N.A., as Administrative Agent
               (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2003).
 10.2     --   Written description of Registrant's Non-Employee Director
               Compensation Plan.
 10.3     --   Employment Agreement between Registrant and Philip J.
               Jordan, dated July 1, 2003.
 31.1     --   Certification of Chief Executive Officer pursuant Exchange
               Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     --   Certification of Chief Financial Officer pursuant Exchange
               Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     --   Certification of Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     --   Certification of Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K

     The Company filed or furnished the following reports on Form 8-K during the quarter ended September 30, 2003:

                                    FINANCIAL
                                    STATEMENTS
ITEM REPORTED                         FILED        DATE OF REPORT     DATE FILED OR FURNISHED
-------------                       ----------   ------------------   -----------------------
Press release dated July 30, 2003,      No       July 30, 2003        July 30, 2003
  announcing results of operations
  for the quarterly period ended
  June 30, 2003
Completion of the sale of the           No       July 28, 2003        August 5, 2003
  Company's Patient1(R) clinical
  product line to Misys Hospital
  Systems, Inc., a division of
  Misys plc (London: MSY.L)
Press Release dated August 12,          No       August 12, 2003      August 13, 2003
  2003, announcing tender offer
  and call for 9 1/2% Senior Notes
Press Release dated September 11,       No       September 11, 2003   September 12, 2003
  2003, announcing the completion
  of tender offer for 9 1/2%
  Senior Notes and the closing of
  a new senior credit facility

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

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:     /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:     /s/ MARY C. CHISHOLM
                                            ------------------------------------
                                                      Mary C. Chisholm
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date: November 5, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DOCUMENT
-------                                  --------
   2.1   --    Asset Purchase Agreement dated as of June 18, 2003, among
               Misys Hospital Systems, Inc., Misys Healthcare Systems
               (International) Limited, Misys plc, Registrant, and PST
               Products, LLC., together with the First Amendment thereto
               dated as of June 28, 2003 (incorporated by reference to
               Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
               2003).
   3.1   --    Restated Certificate of Incorporation of Registrant
               (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
               Form 10-K")).
   3.2   --    Restated By-laws of Registrant (incorporated by reference to
               Exhibit 3.2 to the 1999 Form 10-K).
   4.1   --    Settlement Agreement dated as of June 24, 1999, by and among
               Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
               Alyson T. Stinson, James F. Thacker, James F. Thacker
               Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
               Trust and Registrant (incorporated by reference to Exhibit
               10.1 to Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1999).
   4.2   --    Rights Agreement dated as of February 11, 1999, between
               Registrant and American Stock Transfer & Trust Company
               (including form of rights certificates) (incorporated by
               reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
   4.3   --    First Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of May 4, 2000 (incorporated by
               reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
               for the quarter ended March 31, 2000).
   4.4   --    Second Amendment to Rights Agreement dated as of February
               11, 1999, between Registrant and American Stock Transfer &
               Trust Company, entered into as of December 6, 2001, to be
               effective as of March 6, 2002 (incorporated by reference to
               Exhibit 4.12 to Annual Report on Form 10-K for the year
               ended December 31, 2001).
   4.5   --    Third Amendment to Rights Agreement dated as of February 11,
               1999, between Registrant and American Stock Transfer & Trust
               Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
  10.1   --    Credit Agreement dated as of September 11, 2003, by and
               among Registrant, certain subsidiaries of Registrant
               identified therein, as Guarantors, the Lenders identified
               therein, and Bank of America, N.A., as Administrative Agent
               (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2003).
  10.2   --    Written description of Registrant's Non-Employee Director
               Compensation Plan.
  10.3   --    Employment Agreement between Registrant and Philip J.
               Jordan, dated July 1, 2003.
  31.1   --    Certification of Chief Executive Officer pursuant Exchange
               Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2   --    Certification of Chief Financial Officer pursuant Exchange
               Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1   --    Certification of Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2   --    Certification of Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.