Form 10-K
period 2003-12-31
PER SE TECHNOLOGIES INC
filed 2004-05-13
CIK 878556

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003



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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 7, 2004, was approximately $332,332,411 calculated using the closing price on such date of $10.51. The number of shares outstanding of the Registrant's common stock (the "Common Stock") as of May 7, 2004, was 31,620,591.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2004, are incorporated herein by reference in Part III.

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                                  PAGE OF
                                                                                 FORM 10-K
                                                                                 ---------
ITEM 1.           BUSINESS....................................................       1
ITEM 2.           PROPERTIES..................................................       7
ITEM 3.           LEGAL PROCEEDINGS...........................................       7
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........       8
ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                  SECURITIES..................................................      10
ITEM 6.           SELECTED FINANCIAL DATA.....................................      11
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................      14
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.................................................      33
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      34
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................      34
ITEM 9A.          CONTROLS AND PROCEDURES.....................................      34
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      36
ITEM 11.          EXECUTIVE COMPENSATION......................................      36
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................      36
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      36
ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES......................      37
ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.........................................................      37

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, is focused on providing services and solutions that improve the administrative functions of the healthcare industry. Specifically, Per-Se provides Connective Healthcare solutions that help physicians and hospitals achieve their income potential. Connective Healthcare solutions support and unite healthcare providers, payers and patients with innovative technology processes that improve and accelerate reimbursement and reduce the administrative cost of care. The Company serves the healthcare industry through two divisions: Physician Services and Hospital Services.

     The Physician Services division provides Connective Healthcare services and solutions that manage the revenue cycle for physician groups. The division is the largest and only national provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. Fees for these services are primarily based on a percentage of net collections on our clients' accounts receivable. The division recognizes revenue and bills customers when the customers receive payment on those accounts receivable, which aligns the division's interests with the interests of the physician groups it services. The division also sells a physician practice management ("PPM") solution that is delivered via an application service provider ("ASP") model and collects a monthly usage fee from the physician practices using the system. The division's revenue model is almost entirely recurring in nature.

     The Hospital Services division provides Connective Healthcare solutions that increase revenue and decrease expenses for hospitals, with a focus on revenue cycle management and resource management. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle offering. The division also provides resource management solutions that enable hospitals to efficiently manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The division recognizes revenue on both a per-transaction basis for many of its revenue cycle management solutions as well as on a percentage-of-completion basis or upon software shipment for its software solutions in both the revenue cycle and resource management areas. The division has a high proportion of recurring revenue due to its transaction-based business and the maintenance revenue from its substantial installed base for the resource management software solutions.

     As stated previously, the Company focuses on the administrative functions of the healthcare market, with the majority of its business based in the United States. The United States spends approximately $1.7 trillion or 15.3% of gross domestic product on healthcare annually. An estimated 30% or approximately $500 billion is spent on administrative functions. The Company's solutions help make the reimbursement of healthcare more efficient and help improve the overall patient care experience by simplifying the revenue cycle process for physicians and hospitals. The Company's services and solutions are not capital-intensive for providers, making them a cost-effective solution as providers focus on their financial health.

     During 2003 and early 2004, the Company took steps to strengthen its strategic focus and financial health. Two non-core software product lines for hospitals were divested -- a clinical information system was divested in July 2003, and a patient financial management system was divested in January 2004. Both product lines were enterprise-wide software solutions that required a hospital or integrated delivery network ("IDN") to invest significant capital and time to implement. Both product lines generated negative cash flow during 2003. In July 2003, the Company reorganized, aligning its operations around its two key constituents: physicians and hospitals. The Company incurred approximately $0.8 million in restructuring charges in 2003 related to this reorganization. In September 2003, the Company made significant improvements to its capital structure. The Company permanently retired $50 million of its then-outstanding debt of $175 million. The Company refinanced the remaining balance of $125 million at substantially lower interest rates.

OVERVIEW OF THE COMPANY

     Per-Se provides Connective Healthcare solutions that help physicians and hospitals realize their financial goals. Per-Se delivers its Connective Healthcare solutions through its two operating divisions: Physician Services and Hospital Services.

     The Physician Services division provides Connective Healthcare solutions to hospital-affiliated physician practice groups, physicians groups in academic settings and other large physician practices. Per-Se provides a complete outsourcing service that manages the revenue cycle for physician groups. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also help physician groups to be financially successful by improving cash flows and reducing administrative costs and burdens. The division's offerings have historically focused on the back-end processes required to ensure that physicians are properly reimbursed for care delivery. The division also offers an ASP-based PPM solution, named MedAxxis, for office-based physician groups. In mid-2003, the Company announced a new market segment in which it would begin offering its outsourced revenue cycle management services to large office-based physician groups. These groups require both front-end functionality for scheduling and back-end outsourcing services for accounts receivable management.

     The Hospital Services division provides Connective Healthcare solutions that improve revenue cycle and resource management for hospitals. Formed in July 2003 through the combination of the former e-Health Solutions and Application Software divisions, the Hospital Services division focuses on improving revenue and decreasing expenses to improve the financial health of hospitals. The division's electronic clearinghouse provides the backbone for its revenue cycle management offering. The clearinghouse delivers dedicated electronic and Internet-based business-to-business solutions that focus on electronic processing of medical transactions as well as complementary transactions, such as electronic remittance advices, real-time eligibility verification and high-speed print and mail services. Other solutions, such as denial management, provide insight into a hospital's revenue cycle inefficiencies. Hospitals may opt to partially or fully outsource their revenue cycle management process through such services as "early out" programs or secondary insurance billing. The division's resource management offerings include staff scheduling solutions that can efficiently plan nurse schedules, accommodating individual preferences as well as environmental factors, such as acuity levels, as well as schedule all the personnel across the hospital enterprise. The division also offers patient scheduling solutions that help effectively manage a hospital's most expensive and profitable area, the operating room, as well as schedule patients across the enterprise.

     Per-Se markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices, physician groups in academic settings, hospitals and IDNs.

RECENT DEVELOPMENTS

     As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures, which predicated the 2003 Form 10-K filing delay, were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, ("SAS No. 99") that became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive. The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003. Certain financial items were identified during the additional procedures that warranted further review by the Company. The Company reviewed these items and determined that it was appropriate to restate prior period financial statements. The restatements affect the financial statements as of December 31, 2002 and 2001, for the years ended December 31, 2002 and 2001 and for the nine months ended September 30, 2003, and are included in this report.

     The overall impact of the restatements is a net increase to reported net income totaling approximately $2.1 million, or $.07 per share on a fully diluted basis for the years 2001 and 2002, and for the nine months ended September 30, 2003. On an annual basis, the net decrease to the reported net loss for 2001 is approximately $0.2 million or $.01 per share, and the net increase to reported net income for 2002 is approximately $1.0 million or $.03 per share on a fully diluted basis, and for the nine months ended September 30, 2003, is approximately $0.8 million or $.03 per share on a fully diluted basis. In the periods presented on a quarterly basis, the impact of the restatements is a net increase to reported net income, except for the second quarter of 2002, which has a decrease to reported net income of $0.2 million. The restatements were primarily related to certain liability accounts that were determined to be over accrued, based on the correction of errors and the subsequent refinement of estimates originally made in establishing the accruals.

     The impact of the restatements is detailed in Note 2 of Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

     The Company expects to record costs totaling approximately $6 million to $7 million during 2004 for the additional procedures. Approximately $4 million of costs associated with the additional procedures were recorded for the three months ended March 31, 2004 with the remainder to be recorded during the three months ended June 30, 2004.

     As a result of errors that caused the restatements to the Company's financial statements for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls and procedures exists. The Company's auditors reported to the Company that the errors that resulted in the restatements reflected in this Form 10-K, which generally related to the recording of accruals, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. The Company is taking actions to address these items.

     Under the $175 million Credit Agreement (refer to "Note 10 -- Long-Term Debt" in the Company's Notes to Consolidated Financial Statements for more information), the Company has certain reporting requirements for the submission of its financial statements to the Lenders, as defined in the Credit Agreement. On April 30, 2004, the Company was granted an extension of the May 15, 2004, submission deadline for its results for the period ended March 31, 2004. The Company has until the extended deadline of May 28, 2004, to submit its first quarter 2004 financial statements to the Lenders.

     On April 5, 2004, the Company received a noncompliance notification from The Nasdaq Stock Market ("Nasdaq") due to the delay in filing of the 2003 Form 10-K. On April 29, 2004, the Company had a hearing on the matter before a Nasdaq Listing Qualifications Panel (the "Panel"). The Panel has not yet issued its decision, but is expected to do so shortly. The Company is currently in the process of finalizing its first quarter 2004 results. As required, the Company expects to receive a noncompliance notification from Nasdaq due to the delay in filing its first quarter 2004 Form 10-Q, which was due on May 10, 2004. The Company is working to file its first quarter 2004 Form 10-Q as quickly as possible.

     On May 10, 2004, the Company reached a $20 million settlement with its former insurance carrier, certain underwriters at Lloyd's of London (collectively "Lloyd's"). The settlement entails a $20 million cash payment that is payable by Lloyd's 60 days from the settlement date or by July 9, 2004. Lloyd's also agreed to assume responsibility for the two remaining pending claims under the errors and omissions ("E&O") policies. As of the settlement date, the Company had an $18.3 million receivable from Lloyd's, of which approximately $5 million has not been paid, that includes costs associated with the interim funding of legal costs and litigation settlements related to E&O claims that were incurred by the Company in excess of the Lloyd's E&O policies' deductible. The Company expects to record a gain of approximately $1.7 million on settlement when the cash is received.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 19 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

  BUSINESS MANAGEMENT OUTSOURCED SERVICES FOR PHYSICIANS

     Approximately 225,000 U.S.-based hospital-affiliated physicians represent the Company's target market for business management outsourced services. The target market consists of large physician groups -- typically 10 or more physicians depending upon the specialty -- and represents an estimated market opportunity of approximately $7 billion. The Company estimates that approximately 20% to 30% of the physicians in the target market currently outsource their business management needs, with the remainder of physicians performing these services in house. The Company's Physician Services division is the largest provider of comprehensive business management outsourcing services to the U.S. hospital-based physician market, supporting approximately 15,000 physician clients in 42 states. The business of providing integrated business management outsourcing services is highly competitive. The division competes with regional and local billing companies as well as physician groups performing these services in house. Competition among outsourcing companies is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical services to cash while minimizing compliance risk, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, price. The Company believes there is a trend toward outsourcing among physician groups performing these revenue cycle management services in house due to the complexity of reimbursement regulations and the financial pressures physician groups face.

  ASP-BASED PHYSICIAN PRACTICE MANAGEMENT SYSTEMS

     Representing less than 5% of the revenue of the Physician Services division, the Company's ASP-based PPM solution is targeted at office-based physicians and physician groups in the United States, and is the largest PPM solution delivered via ASP in the nation serving approximately 4,000 physicians. Today, the solution is regionally focused, mostly in the upper Midwest. The PPM market is highly competitive with large national competitors as well as small regionally or locally focused competition.

  REVENUE CYCLE MANAGEMENT SOLUTIONS FOR HOSPITALS

     The market for hospital revenue cycle management solutions ranges from providing technology tools that allow a hospital's central billing office ("CBO") to more effectively manage its cash flow to full or partial outsourced solutions. Technology tools include electronic transactions, such as claims processing, that can be delivered via the Web or through dedicated electronic data interfaces as well as license-based solutions, such as automated cash posting solutions, that are deployed at the CBO. The Company's Hospital Services division has the third largest electronic clearinghouse (based on Company market research) in the healthcare industry and processes approximately 320 million transactions on an annual basis. The clearinghouse supports more than 1,400 governmental and commercial payer connections in 48 states. The Company's revenue cycle management solutions are currently in approximately 400 hospitals in the United States. Competition in the revenue cycle management market is based on providing solutions that enable hospitals to improve their cash flow. Competitors include traditional electronic data interface companies, Internet healthcare companies, outsourcing companies and specialized software vendors.

  RESOURCE MANAGEMENT SOLUTIONS FOR HOSPITALS

     The market for resource management solutions for hospitals focuses on license-based and Internet solutions to help hospitals efficiently and effectively manage their costs. The Company's resource management business focuses on the areas of staff and patient scheduling. The Company provides staff and patient scheduling solutions to approximately 1,600 hospitals, primarily in the United States. The Company's Hospital Services division has the market-leading staff scheduling solution and a market-leading patient scheduling solution. Competition in this market segment is based on enabling a hospital to decrease costs by improving the utilization of its personnel and facilities. The Company competes against national software vendors, specialized software vendors and Internet healthcare companies.

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenue, segment operating expenses, segment operating profit and identifiable assets attributable to each division for each of the fiscal years ended 2003, 2002 and 2001 and as of December 31, 2003 and 2002, is presented in Note 19 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

HEALTHCARE INDUSTRY

     Trends in the United States healthcare industry affect Per-Se's business. As healthcare expenditures have become a larger percentage of the gross domestic product, increasing focus has been placed on the administrative costs and burdens associated with the delivery of care. As a result, payers have sought to control costs by changing from the traditional fee-for-service reimbursement model to managed care, fixed fee and capitation arrangements. These reimbursement models, coupled with extensive regulatory control and government healthcare fraud and abuse initiatives, have resulted in a significantly more complex accounting, coding, billing and collection environment. Such industry changes create a more positive market for solutions that reduce a healthcare provider's administrative burdens, help ensure compliance in the complex regulatory environment and minimize medical coding and billing errors, while improving reimbursement and reducing costs.

     Both governmental and private payers continue to restrict payments for healthcare services, using measures such as payment bundling, medical necessity edits and post-payment audits. These measures may decrease revenue to the Company's provider clients and consequently decrease revenue derived by the Company from such clients, as well as increase the cost of providing services.

     The healthcare industry continues to focus on the impact that regulations governing standards for electronic transactions, privacy and information security issued under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") have on operations and information technology systems. HIPAA was designed to reduce administrative waste in healthcare and protect the privacy and security of patients' health information. HIPAA regulations identify and impose standards for all aspects of handling patient health information. These regulations, which are described in more detail below under the subheading "Regulation," may require the Company to enhance its internal systems and software applications sold, but HIPAA may also create an increased demand for the Company's services and solutions. While the Company has incurred and will continue to incur costs to comply with HIPAA, management believes these compliance costs will not have a material impact on the Company's results of operations.

REGULATION

     Per-Se's business is subject to numerous federal and state laws, programs to combat healthcare fraud and abuse, and increasing restrictions on reimbursement for healthcare services. Each of the major federal healthcare payment programs (Medicare, Medicaid and TRICARE) has its own set of complex and sometimes conflicting regulations. The Balanced Budget Act of 1997 and HIPAA have mandated additional regulations, and many states have passed legislation addressing billing and payment for healthcare services.

     The federal government is making significant efforts to detect and eliminate healthcare fraud and abuse, particularly through its enforcement of the False Claims Act, the Medicare and Medicaid Patient and Program Protection Act of 1987 and HIPAA, all of which provide the federal government with the authority to impose both civil and criminal sanctions and penalties for submission of false claims to governmental payers. The federal government may impose civil monetary penalties up to $50,000 per offense as well as exclude a provider from participation in Medicare and other governmental healthcare programs. In addition, the False Claims Act allows a private party to bring a "qui tam" or "whistleblower" suit alleging the filing of false or fraudulent Medicare or Medicaid claims and potentially share in damages and civil penalties paid to the government. The U.S. Centers for Medicare & Medicaid Services ("CMS") offers rewards for information leading to the recovery of Medicare funds, and CMS engages private contractors to detect and investigate fraudulent billing practices.

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

     Under HIPAA, the federal government published final rules regarding the standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. These rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance.

     The HIPAA rules regarding standards for electronic transactions require healthcare providers, healthcare clearinghouses and health plans that send or receive healthcare transaction data electronically to use standard data formats. The compliance deadline for standard electronic transactions was October 16, 2003. In September 2003, CMS issued transitional guidance that allowed noncompliant electronic transactions after the October 2003 compliance deadline. The industry continues to work toward compliance. The Company has modified the operations of its subsidiaries that are engaged in the electronic transmission of such data substantially to comply with HIPAA's electronic transaction standards.

     The HIPAA rules regarding privacy of patient health information require organizations that handle such information to establish safeguards regarding access, use and disclosure, and to restrict how other entities use that information. The privacy rules had a compliance deadline of April 14, 2003, and the Company implemented them on or before the deadline. The Company believes that its operations are in material compliance with the privacy rule requirements. Although the HIPAA privacy rules do not provide a private right of action for individuals, individuals could bring a privacy action under applicable state law for misuse or improper disclosure of their health information.

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

FORWARD-LOOKING STATEMENTS

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, including certain statements set forth under the captions "Recent Developments," "Description of Business by Industry Segment," "Healthcare Industry," "Regulation," "Employees," "Legal Proceedings," "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "Recent Accounting Pronouncements," "Overview of Critical Accounting Policies," "Other," "Results of Operations," "Liquidity and Capital Resources," "Interest Rate Sensitivity," "Exchange Rate Sensitivity," "Controls and Procedures," "Summary of Significant Accounting Policies," "Discontinued Operations," "Long-term Debt," "Legal Matters," "Subsequent Events," and "Cost of Additional Procedures (Unaudited)" are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include the Company's expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, industry growth segments, effect of industry and regulatory changes on the Company's customer base, the state of employee relations, use of estimates for revenue recognition, bad debt accruals in reserve for doubtful accounts receivable and other estimates used for accounting purposes, effect of adoption of recent accounting pronouncements, timing of arbitration, overall profitability, the availability of capital and other similar matters. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The Company disclaims any responsibility to update any forward-looking statements.

ITEM 2.  PROPERTIES

     The Company's principal executive office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. Effective July 2004, the Company plans to relocate its principal executive office to Alpharetta, Georgia. The lease for that office space will expire in June 2014. For more information, see "Note 21 -- Subsequent Events" in the Company's Notes to Consolidated Financial Statements.

PHYSICIAN SERVICES

     Physician Services' principal office is leased and is located in the Company's principal executive office. In addition to its principal office, Physician Services operates 76 business offices throughout the United States. One of the facilities is owned. All of the remaining facilities are leased with various expiration dates through June 2011.

HOSPITAL SERVICES

     Hospital Services' principal office is leased and is located in the Company's principal executive office. In addition to its principal office, Hospital Services operates 6 offices in the United States and one in the United Kingdom. These facilities are leased with various expiration dates through November 2006.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 12 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-26 to F-27.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2003.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company:

                                                                             YEAR FIRST
              NAME                AGE               POSITION               ELECTED OFFICER
              ----                ---   --------------------------------   ---------------
Philip M. Pead..................  51    Chairman, President, Chief              1999
                                        Executive Officer and Director
                                        of the Company
Chris E. Perkins................  41    Executive Vice President and            2000
                                        Chief Financial Officer of the
                                        Company
Philip J. Jordan................  56    Senior Vice President of the            2003
                                        Company and the President of the
                                        Company's Hospital Services
                                        division
Paul J. Quiner..................  44    Senior Vice President, General          2001
                                        Counsel and Secretary of the
                                        Company

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

     Philip M. Pead has served as the Chairman, President and Chief Executive Officer of the Company since May 2003. He was named President and Chief Executive Officer in November 2000. He has also been a member of Per-Se's Board of Directors since November 2000. From August 1999 to November 2000, Mr. Pead served as Executive Vice President and Chief Operating Officer of the Company. Mr. Pead joined the Company in April 1997 as a senior executive in the hospital software business and formed the Company's electronic transaction processing business segment in 1999. He served as President of the hospital software business from May 1997 until August 1999. From May 1996 to April 1997, Mr. Pead was employed by Dun & Bradstreet Software as a senior executive, with responsibility for international operations.

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

     Philip J. Jordan has served as President of the Hospital Services division since August 2003. In this position, Mr. Jordan is responsible for the entire operations of the Hospital Services division. Prior to joining Per-Se in August 2003, Mr. Jordan led Kelvick Ltd., an investment and management consulting company that he founded. Previously, he was Chief Executive Officer of SmartStream Technologies Ltd., a company specializing in "straight through processing" solutions for the banking industry. Mr. Jordan also has held positions at Geac Computers Ltd. overseeing its operations in Europe, Africa, Middle East and Latin America. He also has held various leadership positions with software and services companies that include Pilot Executive Software, TECS Ltd., and Comshare Computers Ltd.

     Paul J. Quiner has served as Senior Vice President, General Counsel and Secretary of the Company since May 2001. Prior to joining the Company, Mr. Quiner was a private investor from January 2000 to May 2001. He served as Senior Vice President, Mergers & Acquisitions of Coram Healthcare Corporation from July 1998 to December 1999. Prior to serving in that position, he had six years of experience in Coram's legal department, including service from March 1995 to July 1998 as Senior Vice President and General Counsel. Prior to joining Coram, Mr. Quiner was a partner in the Atlanta/New York/ Washington, D.C. law firm of Alston & Bird LLP, where he specialized in healthcare, medical malpractice defense, media and general corporate litigation.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Due to the Company's delayed filing of the 2003 annual report on Form 10-K with the U.S. Securities and Exchange Commission (the "Commission"), the Company received a notification from the Nasdaq Listing Qualifications Department stating that the Company was not in compliance with National Association of Securities Dealers, Inc. ("NASD") Marketplace Rule 4310(c)(14). The notification began a process that includes an avenue for appeals, which the Company is following. The notification stated that unless the Company requested an appeals hearing on the matter before a Nasdaq Listing Qualification Panel (the "Panel"), the Company's shares would be delisted from The Nasdaq National Market ("Nasdaq") at the opening of business on April 13, 2004. The Company requested a hearing and that hearing occurred on April 29, 2004. Under NASD Marketplace Rules, the hearing request will stay the delisting process pending the Panel's decision. During this process, the Company's shares will continue to trade on Nasdaq but the trading symbol changed from "PSTI" to "PSTIE" as of the opening of trading on April 5, 2004. The Company's delay in filing its Form 10-K is the only listing deficiency cited in the notification.

     Once the Company is current with required filings with the Commission, the Company expects to be compliant with Nasdaq listing standards.

     The prices in the table below represent the high and low sales price for the Common Stock as reported on Nasdaq for the periods presented. Such prices are based on inter-dealer bid and asked prices without markup, markdown or commissions and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2003                                   HIGH     LOW
----------------------------                                  ------   ------
First Quarter...............................................  $9.070   $5.750
Second Quarter..............................................  11.740    7.780
Third Quarter...............................................  16.580   10.650
Fourth Quarter..............................................  17.250   11.640

YEAR ENDED DECEMBER 31, 2002                                   HIGH      LOW
----------------------------                                  -------   ------
First Quarter...............................................  $13.230   $9.760
Second Quarter..............................................   13.450    8.200
Third Quarter...............................................    9.930    6.810
Fourth Quarter..............................................   10.700    8.250

     The last reported sales price of the Common Stock as reported on Nasdaq on May 7, 2004, was $10.51 per share. As of May 7, 2004, the Company's Common Stock was held by 3,234 stockholders of record.

     Per-Se has never paid cash dividends on its Common Stock. The Credit Agreement entered into on September 11, 2003, contains restrictions on the Company's ability to pay dividends (see Note 10 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for more information).

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about Common Stock that may be issued under all of the Company's existing compensation plans as of December 31, 2003.

                                                                                      NUMBER OF
                                                                                 SECURITIES REMAINING
                                                                                 AVAILABLE FOR FUTURE
                                     NUMBER OF SECURITIES    WEIGHTED-AVERAGE       ISSUANCE UNDER
                                      TO BE ISSUED UPON     EXERCISE PRICES OF   EQUITY COMPENSATION
                                         EXERCISE OF           OUTSTANDING         PLANS (EXCLUDING
                                     OUTSTANDING OPTIONS       OPTIONS AND       SECURITIES REFLECTED
PLAN CATEGORY                             AND RIGHTS              RIGHTS           IN FIRST COLUMN)
-------------                        --------------------   ------------------   --------------------
Equity Compensation Plans
  Approved by Stockholders.........         270,658(1)            $10.80                228,543
                                          3,562,288(2)            $ 8.80                896,658
                                                n/a                  n/a                600,000(3)
Equity Compensation Plans Not
  Approved by Stockholders.........       2,625,003(4)            $ 9.33                817,456
                                            177,088(5)            $12.83                     --
                                          ---------               ------              ---------
     Total.........................       6,635,037               $ 9.31              2,542,657(6)
                                          =========               ======              =========

---------------

(1) Amended and Restated Per-Se Technologies, Inc. Non-Employee Director Stock Option Plan (the "Director Stock Option Plan"). The Director Stock Option Plan, which was approved by the Company's stockholders on May 8, 2003, provides stock options for non-employees who serve on the Company's Board of Directors.

(2) Second Amended and Restated Per-Se Technologies, Inc. Stock Option Plan, as amended (the "Executive Stock Option Plan"). The Executive Stock Option Plan, which was approved by the Company's stockholders on May 4, 2000, provides options to purchase Common Stock to employees of the Company who are executive-level employees on the date of grant.

(3) Per-Se Technologies, Inc. Deferred Stock Unit Plan (the "Deferred Stock Unit Plan"). The Deferred Stock Unit Plan, which was approved by the Company's stockholders on May 2, 2002, is a deferred compensation plan under which directors and selected key employees may elect to defer compensation in the form of deferred stock units that are payable in shares of Common Stock at a future date. Pursuant to its terms, shares distributed under the Deferred Stock Unit Plan must be shares that were previously issued and reacquired by the Company, and are not original issue shares.

(4) Per-Se Technologies, Inc. Non-Qualified Stock Option Plan for Non-Executive Employees, as amended (the "Non-Executive Stock Option Plan"). The Non-Executive Stock Option Plan provides options to purchase Common Stock to employees of the Company who are not executive-level employees on the date of grant. Options granted under the Non-Executive Stock Option Plan generally vest over a three to five-year period, and expire 11 years after the date of grant.

(5) Per-Se Technologies, Inc. Non-Qualified Stock Option Plan for Employees of Acquired Companies, as amended (the "Acquired Companies Stock Option Plan"). The Acquired Companies Stock Option Plan provides options to purchase Common Stock to employees of the Company who were immediately prior to an acquisition employed by the business that was the subject of such acquisition. Options granted under the Acquired Companies Stock Option Plan generally vest over a three to five-year period, and expire 11 years after the date of grant.

(6) Includes the 600,000 outstanding shares that may be distributed under the Deferred Stock Unit Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Per-Se for and as of each of the five fiscal years in the period ended December 31, 2003. The selected consolidated financial information of Per-Se for each of the three years in the period ended December 31, 2003, and as of

December 31, 2003, 2002 and 2001, has been derived from the audited consolidated financial statements of Per-Se, which present the operations of the Patient1 clinical product line ("Patient1"), and the Business1 patient accounting product line ("Business1") as discontinued operations. The selected consolidated financial information of Per-Se for each of the two fiscal years ended December 31, 2000, and as of December 31, 2000 and 1999, has been derived from the unaudited consolidated financial statements of Per-Se, which present the operations of Patient1 and Business1 as discontinued operations. The year ended December 31, 1999, presents the operations of Medaphis Services Corporation ("MSC") and Impact Innovations Group ("Impact") as discontinued operations. MSC was sold in 1998 and Impact was sold in 1999 as part of management's plan to divest non-core business operations.

                                                           YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                         2003         2002            2001          2000         1999
                                       --------   -------------   -------------   --------     --------
                                                  (AS RESTATED)   (AS RESTATED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenue..............................  $335,169     $325,564        $305,822      $291,561     $302,011
Salaries and wages...................   194,139      186,075         182,597       182,075      202,725
Other operating expenses.............    87,183       90,857          86,800        90,388      102,169
Depreciation.........................     9,375       10,908          12,223        15,044       19,582
Amortization.........................     7,134        7,836           9,229         7,412        6,498
Interest expense.....................    14,646       18,069          18,009        18,238       18,483
Interest income......................      (297)        (471)         (1,121)       (3,728)      (2,388)
Loss on extinguishment of debt.......     6,255           --              --            --           --
Process improvement project..........        --           --           3,423            --           --
Litigation settlements...............        --           --              --         1,147       24,811
Restructuring and other expenses.....       830           --             593         2,382           --
Income tax expense (benefit).........        27          800             343          (733)        (777)
Income (loss) from continuing
  operations.........................    15,877       11,490          (6,274)      (20,664)     (69,092)
Net income (loss)(1).................    11,989        8,989          (6,109)      (48,202)(2)  (33,702)
Shares used in computing net income
  (loss) per common share -- basic...    30,594       30,061          29,915        29,852       28,097
Shares used in computing net income
  (loss) per common
  share -- diluted...................    32,661       31,966          29,915        29,852       28,097
PER SHARE DATA
Income (loss) from continuing
  operations -- basic................  $   0.52     $   0.38        $  (0.21)     $  (0.69)    $  (2.46)
Net income (loss) per common share --
  basic..............................  $   0.39     $   0.30        $  (0.20)     $  (1.62)    $  (1.20)
Income (loss) from continuing
  operations -- diluted..............  $   0.49     $   0.36        $  (0.21)     $  (0.69)    $  (2.46)
Net income (loss) per common share-
  diluted............................  $   0.37     $   0.28        $  (0.20)     $  (1.62)    $  (1.20)

                                                            AS OF DECEMBER 31,
                                     -----------------------------------------------------------------
                                       2003           2002            2001          2000        1999
                                     --------     -------------   -------------   --------     -------
                                                  (AS RESTATED)   (AS RESTATED)
                                                              (IN THOUSANDS)
BALANCE SHEET DATA
Working capital....................  $ 20,313        $20,602         $22,519      $ 22,885     $89,897
Intangible assets..................    52,336         55,494          61,929        57,168      31,689
Total assets.......................   171,653        209,631         202,240       214,128     265,017
Total debt.........................   121,875        175,020         175,091       175,000     177,138
Stockholders' (deficit) equity.....   (17,612)       (37,972)        (49,901)      (44,136)(2)   1,440

---------------

(1) Reflects the results from discontinued operations of $(3.9) million, $(2.5) million, $0.2 million, $10.1 million and $35.4 million for 2003, 2002, 2001, 2000 and 1999, respectively.

(2) Reflects a $37.7 million cumulative effect of accounting change for the change in accounting for revenue pursuant to Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements, and the corresponding increase in the Company's deferred tax valuation allowance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about events that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, products and trends in revenue, as well as other statements including words such as "anticipates," "believes" or "expects" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or our actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company disclaims any responsibility to update any forward-looking statement. Risks and uncertainties that may affect future results and performance include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results of Operations, Financial Condition or
Business" at pages   to   of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENTS IMPORTANT TO MANAGEMENT

     The Company's management is focused on profitable, organic revenue growth. The Company's business model results in a high percentage of revenue that is recurring in nature and generates consistent cash flow. Management follows certain key metrics in monitoring its performance. Such key metrics include, but are not limited to:

     - Net new business sold in the Physician Services division (defined by the Company as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period);

     - Net backlog in the Physician Services division (defined by the Company as the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received);

     - Transaction volume in the Hospital Services division;

     - New business sold in the Hospital Services division;

     - Sales pipelines and sales personnel productivity in both divisions;

     - EBITDA (a non-Generally Accepted Accounting Principle ("GAAP") measure defined as earnings before interest, taxes, depreciation and amortization) and operating margins in both divisions;

     - Days in accounts receivable in both divisions;

     - Cash flow generated from operations; and

     - Free cash flow (a non-GAAP measure defined as net cash provided by continuing operations less investments in capitalized software development costs and capital expenditures and represents cash flow available for activities unrelated to operations, such as debt reduction).

     The financial health of the Company is also dependent upon its capital structure. Management tracks its debt-to-EBITDA ratio and interest expense coverage ratio in monitoring the appropriateness of its capital structure.

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 17, 2003, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 104, Revenue Recognition ("SAB 104"). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and the Commission's rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. Revisions include those necessitated by the Financial Accounting Standards Board ("FASB")

Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements With Multiple Deliverables ("EITF No. 00-21"). SAB 104 did not affect the Company's Consolidated Statements of Operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument within its scope as a liability (or in some circumstances an asset). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company adopted SFAS No. 150 on May 31, 2003; however, SFAS No. 150 did not affect the Company's Consolidated Statements of Operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted SFAS No. 149 on June 30, 2003; however, SFAS No. 149 did not affect the Company's Consolidated Statements of Operations.

     In January 2003, the FASB issued and subsequently revised in December 2003, Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"), which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities ("VIE"). Controlling financial interests of a VIE are identified by the exposure of a party to the VIE to a majority of either the expected losses or residual rewards of the VIE, or both. Such parties are primary beneficiaries of the VIE, and FIN No. 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN No. 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. Application of FIN No. 46 is required in the financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company currently believes that it does not have any relationships with a VIE, however; the Company will evaluate all new business relationships.

     At the November 21, 2002 EITF meeting, the EITF reached a consensus on EITF 00-21. EITF 00-21 addresses how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The EITF indicated that the guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on January 1, 2003; however, EITF 00-21 did not have a material effect on the Company's Consolidated Statements of Operations.

     In November 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN No. 45 does not have a material effect on the Company's consolidated financial statements for the year ended December 31, 2003. Certain of the Company's sales agreements contain infringement indemnity provisions that are covered by FIN No.
45. Under these sales agreements, the Company agrees to defend and indemnify a customer in connection with infringement claims made by third parties with respect to the customer's authorized use of the Company's products and services. The indemnity obligations contained in sales agreements generally have no specified expiration date and generally limit the award to the amount of fees paid. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. Also, the Company maintains membership in a group captive insurance company for its workers compensation insurance. The member companies agree to jointly insure the group's liability risks up to a certain threshold. As a member, the Company guarantees to pay an assessment, if an assessment becomes due, as a result of insured losses by its members. This guarantee will never exceed a percentage of the Company's loss funds. Based on the Company's historical experience, the Company does not anticipate such an assessment. As a result, the Company's estimated fair value of the infringement indemnity provision obligations and the captive insurance guarantee is nominal.

OVERVIEW OF CRITICAL ACCOUNTING POLICIES

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

REVENUE RECOGNITION

     The Company's revenue is derived from products and services delivered to the healthcare industry through its two operating divisions:

          Physician Services provides Connective Healthcare solutions that manage the revenue cycle for physician groups. Fees for these services are primarily based on a percentage of net collections on our clients' accounts receivable. The division recognizes revenue and bills customers when the customers receive payment on those accounts receivable. The division also recognizes approximately 5% of its revenue on a monthly service fee and per-transaction basis from the physician practice management ("PPM") product line. The Physician Services division does not rely, to any material extent, on estimates in the recognition of revenue.

          Hospital Services provides Connective Healthcare solutions that improve revenue cycle and resource management for hospitals.

          Revenue cycle management solutions include technology tools that allow a hospital's central billing office ("CBO") to more effectively manage its cash flow and full or partial outsourced solutions. Technology tools include electronic transactions, such as claims processing, that can be delivered via the Web or through dedicated electronic data interfaces as well as license-based solutions, such as automated cash posting solutions, that are deployed at the CBO. Revenue related to electronic claims and remittance advice processing and real-time eligibility verification is recognized on a per-transaction basis net of electronic claims rebates paid to connectivity partners. Revenue related to high-speed print and mail services is billed and recognized when the division performs these services and includes transaction fees; the division includes all costs of delivering the product in operating expenses.

          Resource management solutions include staff and patient scheduling solutions that enable hospitals to efficiently manage their resources, such as personnel and the operating room, to reduce costs and improve their bottom-line. For software contracts that require the division to make significant production, modification or customization changes, the division recognizes revenue using the percentage-of-completion method over the implementation period. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, the Company records such payments as deferred revenue and recognizes them as revenue upon shipment or fulfillment of significant vendor obligations. An unbilled receivable is recorded when the Company recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. The division defers software maintenance payments received in advance and recognizes them ratably over the term of the maintenance agreement, which is typically one year.

          The Hospital Services division relies on estimates of work to be completed when recognizing revenue on contracts using percentage-of-completion accounting. Because estimates of the extent of completion that differ from actual results could affect revenue, the division periodically reviews the estimated hours or days to complete major projects and compares these estimates to budgeted hours or days to support the revenue recognized on that project. Approximately 9%, 9% and 12% of the division's revenue was determined using percentage-of-completion accounting for the years ended December 31, 2003, 2002 and 2001, respectively.

AMORTIZATION AND VALUATION OF INTANGIBLES

     Amortization of intangible assets includes the amortization of client lists, developed technology and software development costs (prior to the Company's adoption of SFAS No. 142 on January 1, 2002, amortization of intangible assets also included the amortization of goodwill and other indefinite lived intangible assets). The Company relies on estimates of the useful lives and net realizable value, as appropriate, of these assets on which to base its amortization. The Company bases these estimates on historical experiences, market conditions, expected future revenues and maintenance costs and the products or services provided. The Company periodically evaluates whether to revise estimates of the remaining useful lives of the intangible. Additionally the Company evaluates whether any changes would render its intangibles impaired or indicate that an asset has a different useful life. Conditions that may indicate an impairment include an economic downturn or change in future operations. In the event such a condition exists, the Company performs an assessment using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, the estimate uses an appropriate interest rate based on appropriate discount rates.

     During 2001, in accordance with Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, the Company finalized the purchase price allocation of its most recent acquisitions, with a portion of the amount previously allocated to goodwill being reallocated to finite-lived intangible assets. The amounts reallocated to finite-lived intangible assets totaled approximately $9.2 million. Due to this reallocation, amortization expense related to these finite-lived intangibles increased $1.8 million in 2002, which was offset by a reduction in goodwill amortization of $3.5 million due to adoption of SFAS No. 142. The net reduction in amortization expense in 2002 was $1.7 million, or $0.05 per share on a diluted basis.

          Goodwill -- Goodwill represents the excess of the cost of businesses acquired and the value of their workforce in the Physician Services division in 1995 and the Hospital Services division from 1995 to 2001, over the fair market value of their identifiable net assets. As a result of the Company's reorganization in July 2003, the Company transferred the estimated fair value of the goodwill associated with the PPM assets to the Physician Services division from the former e-Health division. Prior to the adoption of SFAS No. 142 on January 1, 2002, the Company amortized its goodwill over its estimated useful life of no greater than twenty years. Under SFAS No. 142, the Company no longer amortizes goodwill and indefinite lived intangible assets but reviews them annually for impairment.

          Trademarks -- Trademarks represent the value of the trademarks acquired in the Hospital Services division from 2000 to 2001. The Company expects the trademarks to contribute to cash flows indefinitely and therefore deems the trademarks to have indefinite useful lives. Under SFAS No. 142, the Company no longer amortizes trademarks but reviews them annually for impairment.

          SFAS No. 142 required companies with goodwill and indefinite lived intangible assets to complete an initial impairment test by June 30, 2002. The Company completed the initial impairment test of its goodwill and other indefinite lived intangible assets and did not identify an asset impairment as a result of the impairment test. Additionally, the Company performed its periodic review of its goodwill and other indefinite lived intangible assets for impairment as of December 31, 2003, and did not identify an asset impairment as a result of the review. The Company's initial impairment and periodic review of its goodwill and other indefinite lived intangible assets were based upon a discounted future cash flow analysis that included revenue and cost estimates, market growth rates and appropriate discount rates. The Company will continue to test its goodwill and other indefinite lived intangible assets annually for impairment as of December 31.

          Client Lists -- Client lists represent the value of clients acquired in the Physician Services division from 1992 to 1996 and the Hospital Services division from 1995 to 2001. The Company amortizes client lists using the straight-line method over their estimated useful lives, which range from five to ten years.

          Developed Technology -- Developed technology represents the value of the systems acquired in the Hospital Services division from 2000 to 2001. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives of five years.

          Software Development Costs -- Software development includes costs incurred in the development or the enhancement of software in the Physician Services and Hospital Services divisions for resale or internal use.

          Software development costs related to external use software are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities required to meet a product's design specifications are complete. The Company amortizes external use software development costs over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or straight-line method over the estimated economic lives of the assets, which are generally three to five years. The Company monitors the net realizable value of all capitalized external use software development costs to ensure that it can recover the investment through margins from future sales.

          Software development costs related to internal use software are capitalized after the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use. The Company expenses software development costs related to internal use software as incurred during the planning and post-implementation phases of development. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally five years. The estimated useful life considers the effects of obsolescence, technology, competition and other economic factors.

LLOYD'S RECEIVABLE

     The Company was in litigation with certain underwriters at Lloyd's of London ("Lloyd's") following an attempt by Lloyd's to rescind certain of the Company's insurance policies (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). On May 10, 2004, the Company reached a $20 million settlement with Lloyd's. Pending the outcome of the litigation with Lloyd's, the Company funded the legal costs and any litigation settlements associated with claims covered by the Lloyd's Errors & Omissions ("E&O") policies. The Company has reflected the amounts as a non-trade accounts receivable, reported as Lloyd's receivable on the Company's Consolidated Balance Sheet. As of December 31, 2003, the balance of the Lloyd's receivable was approximately $17.4 million. As of the settlement date, the balance of the Lloyd's receivable was approximately $18.3 million. Per the terms of the settlement agreement, the Company expects payment from Lloyd's of $20 million in cash no later than July 9, 2004. The Company has classified the Lloyd's receivable as of December 31, 2003 as a short-term asset.

OTHER

     Additionally, the Company does not have:

     -- Material exposure to foreign exchange fluctuations

     -- Any derivative financial instruments

     -- Any material off-balance sheet arrangements other than its operating leases disclosed in Notes 10 and 11 of Notes to Financial Statements in
        Item 8 and certain vendor financing arrangements in the ordinary course of business or

     -- Any material related party transactions

RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

  YEARS ENDED DECEMBER 31, 2003 AND 2002

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                2003         2002
                                                              --------   -------------
                                                                         (AS RESTATED)
                                                                   (IN THOUSANDS)
Physician Services..........................................  $251,251     $245,383
Hospital Services...........................................    97,240       92,854
Eliminations................................................   (13,322)     (12,673)
                                                              --------     --------
                                                              $335,169     $325,564
                                                              ========     ========

     Revenue for the Physician Services division increased approximately 2% in 2003 compared to 2002. Revenue growth can be attributed to the implementation of net new business sold of approximately $6 million, which includes the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Due to the timing of new sales, the division had a negative net backlog of approximately $2 million as of December 31, 2003, compared to a positive net backlog of approximately $4 million at December 31, 2002. At January 31, 2004, the division had a positive net backlog of approximately $11 million due to the significant level of new business sold during the first month of 2004. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 5% in 2003 compared to 2002, despite the phasing out of a large print and mail customer, which began in the second half of 2002. This customer's business was not related to medical claims. Revenue growth in the division is a result of increased revenue in the medical transaction processing business, evidenced by the approximate 15% increase in the division's medical transaction volume for the year compared to 2002, as well as a slight increase in software implementation and maintenance revenue. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     The Hospital Services division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown as Eliminations to reconcile to total consolidated revenue.

     Segment Operating Profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expenses, other operating expenses, restructuring expenses, depreciation and amortization. Segment operating profit, classified by the Company's divisions, is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                2003         2002
                                                              --------   -------------
                                                                         (AS RESTATED)
                                                                   (IN THOUSANDS)
Physician Services..........................................  $ 29,356     $ 25,864
Hospital Services...........................................    22,569       18,840
Corporate...................................................   (15,417)     (14,816)
                                                              --------     --------
                                                              $ 36,508     $ 29,888
                                                              ========     ========

     Physicians Services' segment operating profit increased 14% in 2003 over 2002, resulting in operating margins of approximately 11.7% versus approximately 10.5% in the prior year. The margin expansion can be attributed to incremental margins achieved on increased revenue in addition to labor and cost savings from productivity and other cost containment initiatives. The operating margins were negatively affected by approximately $3.4 million of costs related to the conversion of the current ASP-based physician practice management solution clients onto a new, web-based platform.

     Hospital Services' segment operating profit increased approximately 20% in 2003 over 2002, resulting in operating margins of approximately 23.2% versus approximately 20.3% in the prior year. The operating margin improvement can be attributed to the previously mentioned increase in revenue as well as lower operating expenses due to cost control efforts.

     The Company's corporate overhead expenses, which include certain executive and administrative functions, increased approximately 4% in 2003 over 2002. Corporate overhead expenses include approximately $0.3 million of restructuring expenses in 2003 related to the July 2003 realignment of the Company into the Physician Services and Hospital Services divisions following the Patient1 divestiture. Corporate overhead expenses included approximately $2.8 million and $3.0 million in 2003 and 2002, respectively, of increased insurance premiums and litigation expenses related to the Company's former underwriters, Lloyd's of London's, attempt to rescind certain insurance policies (refer to Note 12 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-26 to F-27 for more information).

     Interest. Interest expense was approximately $14.6 million for the twelve months ended December 31, 2003, as compared to approximately $18.1 million for the same period in 2002. During 2003, the Company retired its $175 million
9 1/2% Senior Notes due 2005 (the "Notes") by permanently retiring $50 million of the Notes and refinancing the remaining $125 million (see Liquidity and Capital Resources Section). This increase was offset by a reduction of approximately $3.6 million of interest expense resulting from both the debt retirement and a substantially lower interest rate on the new debt. The Company expects these actions to yield annualized cash interest expense savings of approximately $8 million based on current rates. Interest income decreased to $0.3 million in 2003 from $0.5 million in 2002, due to a decrease in investment rates and lower cash-on-hand balances.

     Loss on Extinguishment of Debt. During the year ended December 31, 2003, the Company incurred a write-off of approximately $1.6 million of deferred debt issuance costs associated with the original issuance of the Notes related to their retirement. In addition, the Company incurred expenses associated with the retirement of the Notes of approximately $4.7 million.

     Restructuring and Other Expenses. During the year ended December 31, 2003, the Hospital Services and Corporate divisions incurred approximately $0.5 million and $0.3 million, respectively, of restructuring expenses related to the July 2003 realignment of the Company into the Physician Services and Hospital Services divisions following the Patient1 divestiture.

     Income Taxes. Income tax expense, which is related to state, local and foreign income taxes, was approximately $0.8 million in the years ended December 31, 2003 and 2002. The 2003 income tax expense was offset by a benefit for a federal income tax refund of approximately $0.8 million related to the gain on the sale of Healthcare Recoveries, Inc. ("HRI"), resulting in a net tax expense of $27,000. A tax law revision identified by the Company permitted the Company to file for an automatic refund. The Company expects to receive the refund in late 2004.

     As of December 31, 2003 and 2002, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset of $185.6 million and $212.3 million was required as of December 31, 2003, and December 31, 2002, respectively. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly. At December 31, 2003, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $406.9 million. The NOLs will expire at various dates between 2004 and 2022 (refer to Note 16 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-31 to F-32 for more information regarding NOL expiration dates and respective amounts).

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell its Patient1 clinical product line ("Patient1") to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on improving reimbursement and administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company is currently in arbitration with Misys regarding the final closing adjustments, which would represent additional purchase price payments to the Company. The Company expects the arbitration process to be completed by the end of the second quarter of 2004.

     In September 2003, the Company initiated a process to sell its Business1 patient accounting product line ("Business1"). As with the sale of Patient1, the discontinuance of Business1 allowed the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value less costs to sell and incurred an $8.5 million expense. On February 2, 2004, the Company announced the sale of Business1, effective January 31, 2004, to a privately held company for $0.6 million, which will be received in three payments through June 2006. No cash consideration was received at closing.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Summarized operating results for the discontinued operations are as follows:

                                                YEAR ENDED DECEMBER 31,
                        -----------------------------------------------------------------------
                                       2003                                 2002
                        ----------------------------------   ----------------------------------
                                                                        (AS RESTATED)
                        PATIENT1(1)    BUSINESS1    TOTAL    PATIENT1     BUSINESS1      TOTAL
                        ------------   ---------   -------   --------   -------------   -------
                                                    (IN THOUSANDS)
Revenue...............    $15,247       $   474    $15,721   $25,855       $ 2,498      $28,353
                          =======       =======    =======   =======       =======      =======
(Loss) income from
  discontinued
  operations before
  income taxes........    $(1,270)      $(3,589)   $(4,859)  $   888       $(1,921)     $(1,033)
Income tax expense....         46            --         46       443            --          443
                          -------       -------    -------   -------       -------      -------
(Loss) income from
  discontinued
  operations, net of
  tax.................    $(1,316)      $(3,589)   $(4,905)  $   445       $(1,921)     $(1,476)
                          =======       =======    =======   =======       =======      =======

---------------

(1) Patient1 financial information includes activity through the sale date of July 28, 2003.

     Revenue for the Patient1 product line decreased approximately 41% in 2003 compared 2002. The Company recognized revenue using the percentage-of-completion method of accounting. The 2003 decrease in revenue was related to the short reporting period due to the sale of the product line in July 2003.

     The loss for the Patient1 product line was approximately $1.3 million in 2003, as compared to operating income of approximately $0.4 million in 2002. The decline was due to lower productivity pending the sale of the product line in 2003.

     Revenue for the Business1 product line decreased approximately 81% in 2003 compared to 2002. The Company recognized revenue using the percentage-of-completion method of accounting, and the decrease over the prior year period was the result of lower Business1 sales in prior periods in addition to implementation delays at a major customer.

     The loss for the Business1 product line increased approximately $1.7 million in 2003 compared to 2002, due to lower Business1 revenue in the current period.

     On November 30, 1998, the Company completed the sale of its MSC business segment. In 1999, the Company completed the sale of both divisions of its Impact business segment. Pursuant to APB No. 30, Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the consolidated financial statements of the Company have been presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

     For the year ended December 31, 2002, the Company expensed $0.7 million through discontinued operations to reflect an agreement resolving an indemnification claim by NCO Group, Inc. ("NCO"), the buyer of the Company's MSC division. When NCO bought MSC, the Company agreed to indemnify NCO for limited periods of time in the event NCO incurred certain damages related to MSC. NCO incurred such damages in connection with an alleged environmental liability of MSC, and the Company agreed to reimburse NCO for a portion of those damages, in satisfaction of the Company's indemnification obligation. The Company paid $0.3 million to NCO on September 16, 2002. The Company intends to pay the remaining balance of $0.4 million, plus interest at the then-current prime rate, in equal payments to NCO, on the second and third anniversaries of that date.

     The limited periods of time for which the Company agreed to indemnify NCO for most types of claims related to MSC have passed without the assertion by NCO of any other significant claims. These limitations do not apply to a small number of other types of potential claims to which statutory limitations apply, such as those involving title to shares, taxes and billing and coding under Medicare and Medicaid; however, management believes that such other types of claims are unlikely to occur.

     During the years ended December 31, 2003 and 2002, the Company incurred expenses of approximately $0.9 million and $0.3 million, respectively, which were primarily legal costs associated with MSC and Impact. These expenses were recognized through (loss) income from discontinued operations in the Company's Consolidated Statements of Operations.

YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                             -----------------------------
                                                                 2002            2001
                                                             -------------   -------------
                                                             (AS RESTATED)   (AS RESTATED)
                                                                    (IN THOUSANDS)
Physician Services.........................................    $245,383        $236,627
Hospital Services..........................................      92,854          80,942
Eliminations...............................................     (12,673)        (11,747)
                                                               --------        --------
                                                               $325,564        $305,822
                                                               ========        ========

     Revenue for the Physician Services division increased approximately 4% in 2002 compared to 2001. Revenue growth can be attributed to the implementation of net new business sold of approximately $3 million as well as growth in the business of the division's clients of approximately $6 million. Net revenue backlog at December 31, 2002, was approximately $4 million compared to approximately $3 million at December 31, 2001. The increase in net backlog can be attributed to the division's second half 2002 new sales performance. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 15% in 2002 compared to 2001, despite the phasing out of a large print and mail customer, which began in the second half of 2002. This customer's business was not related to medical claims. Revenue growth in the division is a result of increased revenue in the medical transaction processing business, evidenced by the approximate 26% increase in the division's medical transaction volume for the year compared to 2001, as well as increased software implementation and maintenance revenue. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     Segment Operating Profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expenses, other operating expenses, restructuring expenses, depreciation and amortization. Segment operating profit, classified by the Company's divisions, is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
                                                                     (IN THOUSANDS)
Physician Services..........................................    $ 25,864        $ 10,526
Hospital Services...........................................      18,840          13,411
Corporate...................................................     (14,816)        (12,980)
                                                                --------        --------
                                                                $ 29,888        $ 10,957
                                                                ========        ========

     Physicians Services' segment operating profit increased 146% in 2002 compared to 2001, resulting in operating margins of approximately 10.5% versus approximately 4.4% in the prior year. The margin expansion can be attributed to labor and cost savings realized from productivity initiatives in the division, such as the process improvement project that was completed in the third quarter of 2002 (see Process Improvement Project discussion below for additional information). Additionally, the division benefited from the incremental margins achieved on increased revenue.

     Hospital Services' segment operating profit increased approximately 40% in 2002 over 2001, resulting in operating margins of approximately 20.3% versus approximately 16.6% in the prior year. The margin expansion can be attributed to operational efficiencies and cost savings gained from increased transaction volume combined with the incremental margins achieved on increased revenue. Excluding the reduction of amortization expense of approximately $1.7 million related to the adoption of SFAS No. 142, the division's segment operating profit increased 25% compared to the prior year resulting in margins of 18.7%.

     The Company's corporate overhead expenses increased approximately 14% in 2002 compared to 2001. The increase can be attributed to increased insurance premiums and litigation expenses of approximately $3.0 million related to the attempt by the Company's former underwriters, Lloyd's of London, to rescind certain insurance policies (refer to Note 12 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-26 to F-27 for more information).

     Interest. Interest expense increased approximately $0.1 million to $18.1 million in 2002 from $18.0 million in 2001. Interest income decreased approximately 58% to $0.5 million in 2002 from $1.1 million in 2001, due to a decrease in investment rates.

     Process Improvement Project. The Company incurred approximately $3.4 million of expense in 2001, associated with the implementation of a process improvement project within the Physician Services division (the "Project"). The Project installed a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company's major processing centers. The Project focused on productivity improvements that resulted in both improved client service and improved profitability for the division.

     The Company completed the first phase of the Project, which involved implementation in twelve of the division's larger processing centers, in the third quarter of 2001 with all costs for this phase incurred as of September 30, 2001. In 2001, the costs associated with the Project primarily consisted of professional fees paid to outside consultants retained exclusively for implementation of the Project. Annualized cost savings resulting from phase one are approximately $6 million, of which approximately $4 million were realized in 2001. The full benefit of phase one cost savings was realized in 2002.

     The Company completed the second phase of the Project, which began in the first quarter of 2002, as of September 30, 2002, with implementation into an additional fifteen processing centers. The Company implemented the second phase with internal resources and therefore did not incur any external project costs. Annualized cost savings for phase two of the Project are approximately $2.5 million, of which approximately $1 million were realized in 2002.

     Restructuring and Other Expenses. During the first quarter of 2001, the Company recorded severance expense of approximately $0.6 million associated with former executive management.

     Income Taxes. Income tax expense, which was related to state, local and foreign income taxes, was approximately $0.8 million in 2002, compared to approximately $0.3 million in 2001.

     As of December 31, 2002 and 2001, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset was required as of December 31, 2002, and December 31, 2001. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

     Discontinued Operations. Summarized operating results of the discontinued operations are as follows:

                                               YEAR ENDED DECEMBER 31,
                       -----------------------------------------------------------------------
                                      2002                                 2001
                       ----------------------------------   ----------------------------------
                                  (AS RESTATED)                        (AS RESTATED)
                       PATIENT1     BUSINESS1      TOTAL    PATIENT1     BUSINESS1      TOTAL
                       --------   -------------   -------   --------   -------------   -------
                                                   (IN THOUSANDS)
Revenue..............  $25,855       $ 2,498      $28,353   $19,905       $ 2,272      $22,177
                       =======       =======      =======   =======       =======      =======
(Loss) income from
  discontinued
  operations before
  income taxes.......  $   888       $(1,921)     $(1,033)  $(2,167)      $(1,554)     $(3,721)
Income tax expense...      443            --          443         2            --            2
                       -------       -------      -------   -------       -------      -------
(Loss) income from
  discontinued
  operations, net of
  tax................  $   445       $(1,921)     $(1,476)  $(2,169)      $(1,554)     $(3,723)
                       =======       =======      =======   =======       =======      =======

     Revenue for the Patient1 product line increased approximately 30% in 2002 compared to 2001. The Company recognized revenue using the percentage-of-completion method of accounting, and the increase over the prior year period was the result of two significant clinical sales made during 2001.

     The income for the Patient1 product line was approximately $0.4 million in 2002 compared to operating loss of approximately $2.2 million in 2001. The improvement was due to the increased Patient1 revenue mentioned previously.

     Revenue for the Business1 product line increased approximately 10% in 2002 compared to 2001. The Company recognized revenue using the percentage-of-completion method of accounting, and the increase over the prior year period was the result of one significant sale made during 2001.

     The loss for the Business1 product line increased approximately $0.4 million in 2002 compared to 2001, due to the costs of amortizing capitalized development expenses exceeding the revenue increase in 2002.

     On November 30, 1998, the Company completed the sale of its MSC business segment. In 1999, the Company completed the sale of both divisions of its Impact business segment. Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

     In October of 2001, the Company received $1.0 million in cash from the buyer of the government division of Impact when the term of the purchase agreement escrow expired. The Company recognized this amount through discontinued operations. In May of 2001, the Company received an insurance settlement related to a matter filed against the commercial division of Impact of approximately $3.0 million, which was recognized through discontinued operations. The Company continues to pursue claims against a former vendor of this division for damages incurred in this matter.

     For the year ended December 31, 2002, the Company charged $0.7 million through discontinued operations to reflect an agreement resolving an indemnification claim by NCO Group, Inc. ("NCO"), the buyer of the Company's MSC division. When NCO bought MSC, the Company agreed to indemnify NCO for limited periods of time in the event NCO incurred certain damages related to MSC. NCO incurred such damages in connection with an alleged environmental liability of MSC, and the Company agreed to reimburse NCO for a portion of those damages, in satisfaction of the Company's indemnification obligation. The Company paid $0.3 million to NCO on September 16, 2002. The Company intends to pay the remaining balance of $0.4 million, plus interest at the then-current prime rate, in equal payments to NCO, on the second and third anniversaries of that date.

     The limited periods of time for which the Company agreed to indemnify NCO for most types of claims related to MSC have passed without the assertion by NCO of any other significant claims. These limitations do not apply to a small number of other types of potential claims to which statutory limitations apply, such as those involving title to shares, taxes and billing and coding under Medicare and Medicaid; however, management believes that such other types of claims are unlikely to occur.

     For the years ended December 31, 2002 and 2001, the Company incurred expenses of approximately $0.3 million and $0.1 million, respectively, which were primarily legal costs associated with MSC and Impact. These expenses were recognized through (loss) income from discontinued operations in the Company's Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances and cash flows from continuing operations for the years ended December 31, 2003 and 2002 (in thousands):

                                                                2003         2002
                                                              --------   -------------
                                                                         (AS RESTATED)
Unrestricted cash and cash equivalents at December 31.......  $ 25,271     $ 46,748
Cash provided by continuing operations......................  $ 24,360     $ 24,236
Cash provided by (used for) investing activities from
  continuing operations.....................................  $ 17,527     $(11,486)
Cash (used for) provided by financing activities from
  continuing operations.....................................  $(50,657)    $  2,946

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     During 2003, the Company generated approximately $24.4 million in cash from continuing operations which includes cash generated from normal operations and a release of restricted cash of approximately $4.2 million offset by interest payments of approximately $18.4 million and cash payments related to the extinguishment of debt of approximately $5.4 million during 2003 and the payment of approximately $7.4 million in expenses and legal settlements related to Lloyd's of London (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     The release of restricted cash is the result of using the Company's Revolving Credit Facility (refer to "Note 10 -- Long-Term Debt" in the Company's Notes to Consolidated Financial Statements for more information) rather than cash as security for the Company's letters of credit. Restricted cash at December 31, 2003, represents amounts collected on behalf of certain Physician Services and Hospital Services clients, a portion of which is held in trust until it is remitted to such clients.

     During 2002, the Company generated approximately $24.2 million in cash from continuing operations which includes cash generated from normal operations offset by interest payments of approximately $16.8 million during 2002 and the payment of approximately $8.9 million in expenses and legal settlements related to Lloyd's of London (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     During 2003, the Company generated approximately $17.5 million in cash from investing activities from continuing operations consisting of net proceeds of $27.9 million from the sale of the Patient1 product line during July 2003 offset by capital expenditures and software development costs of $10.3 million.

     During 2002, the Company used approximately $11.5 million in cash from investing activities from continuing operations consisting of approximately $9.9 million in capital expenditures and software development costs as well as approximately $1.5 million paid as additional consideration for a 2001 acquisition (refer to "Note 3 -- Acquisitions" in the Company's Notes to Consolidated Financial Statements for more information).

     During 2003, the Company used approximately $50.7 million in cash from financing activities primarily for repayment of the Company's long-term debt. The Company used cash-on-hand as well as the net proceeds from the Patient1 divestiture to retire $53.1 million of long-term debt during 2003. The Company refinanced the remaining $125 million in long-term debt during September 2003 by entering into a $175 million Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $125 million Term Loan B (the "Term Loan B") and a $50 million revolving credit facility (the "Revolving Credit Facility"). In conjunction with the refinancing transaction, the Company capitalized approximately $5.5 million in expenses, including legal and other professional fees related to the Credit Agreement and other costs, which are included in the Company's Other Long-Term Assets on the Consolidated Balance Sheet. The Company will amortize these costs over the next three and five years and include them in interest expense. In addition, the Company incurred expenses associated with the retirement of the Notes and the 2001 Credit Facility of approximately $6.3 million that are included in the Company's interest expense for 2003, including the tender offer premium, the call premium and the write-off of unamortized debt issuance costs associated with the Notes as well as the unamortized debt issuance costs associated with entering into the 2001 Credit Facility. Financing cash flows associated with the repayment of long-term debt in 2003 were offset with approximately $8.0 million of proceeds from employees' exercise of stock options.

     During 2002, the Company generated approximately $2.9 million in cash from financing activities consisting of approximately $1.1 million of proceeds from employees' exercise of stock options and an approximately $2.0 million payment related to a Capital Contribution (refer to "Note 1 -- Summary of Significant Accounting Policies" in the Company's Notes to Consolidated Financial Statements for more information).

     For more information about the Company's long-term debt, refer to "Note 10 -- Long-Term Debt" in the Company's Notes to Consolidated Financial Statements.

     Under the $175 million Credit Agreement, the Company has certain reporting requirements for the submission of its financial statements to the Lenders, as defined in the Credit Agreement. On April 30, 2004, the Company was granted an extension of the May 15, 2004, submission deadline for its results for the period ended March 31, 2004. The Company has until the extended deadline of May 28, 2004, to submit its first quarter 2004 financial statements to the Lenders.

     The level of the Company's indebtedness could adversely impact the Company's ability to obtain additional financing. A substantial portion of the Company's cash flow from operations could be dedicated to the payment of principal and interest on its indebtedness.

     With the exception of the Lloyd's receivable discussed previously, the Company has not experienced material changes in the underlying components of cash generated from continuing operations. The Company believes that existing cash and the cash provided by operations will provide sufficient capital to fund its working capital requirements, contractual obligations, investing and financing needs.

     On September 11, 2003, the Company entered into the Revolving Credit Facility. Under the Credit Agreement, the Company has the option of entering into LIBOR based loans or base rate loans, each as defined in the Credit Agreement. LIBOR based loans under the Revolving Credit Facility bear interest at LIBOR plus amounts ranging from 3.0% to 3.5% based on the Company's leverage ratio, as defined in the Credit Agreement. Base rate loans under the Revolving Credit Facility bear interest at the Base Rate plus amounts ranging from 1.50% to 2.00% based on the Company's leverage ratio, as defined in the Credit Agreement. In addition, the Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. The Company has not incurred any borrowing under the Revolving Credit Facility and does not expect to incur any borrowings under the Credit Facility to fund its working capital or investing needs.

     The Company was in litigation with certain underwriters at Lloyd's following an attempt by Lloyd's to rescind certain of the Company's insurance policies (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). For the years ended December 31, 2003 and 2002, the Company incurred approximately $2.8 million and $3.0 million, respectively, of expenses related to significantly increased insurance premiums and the cost of pursuing litigation against Lloyd's. These costs have been reflected in the Company's Corporate Segment. In the Consolidated Statements of Operations these costs are included in Other Operating Expenses.

     On May 10, 2004, the Company reached a $20 million settlement with Lloyd's. The settlement entails a $20 million cash payment that is payable by Lloyd's 60 days from the settlement date or by July 9, 2004. Lloyd's also agreed to assume responsibility for the two remaining pending claims under the original errors and omissions ("E&O") policies. As of the settlement date, the Company had an $18.3 million receivable from Lloyd's, of which approximately $5 million has not been paid, that includes costs associated with the interim funding of legal costs and litigation settlements related to E&O claims that were incurred by the Company in excess of the Lloyd's E&O policies' deductible.

     The Company's 2003 cash flow was negatively impacted by approximately $7.4 million, which consisted of approximately $2.1 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd's and approximately $5.3 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. The negative impact of these items on the Company's 2002 cash flow was approximately $8.9 million, which consisted of approximately $3.6 million related to insurance premium increases for new insurance coverage and the cost of pursuing litigation against Lloyd's and approximately $5.3 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies.

CONTRACTUAL OBLIGATIONS

     The following table sets forth the Company's contractual obligations as of December 31, 2003:

                                                             PAYMENTS DUE BY PERIOD
                                                            AS OF DECEMBER 31, 2003
                                          ------------------------------------------------------------
                                                     LESS THAN                               MORE THAN
                                           TOTAL      1 YEAR     1 - 3 YEARS   3 - 5 YEARS    5 YEARS
                                          --------   ---------   -----------   -----------   ---------
                                                                 (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
  Long-term debt........................  $109,375    $    --      $32,813       $76,562      $   --
  Current portion of long-term debt.....    12,500     12,500           --            --          --
  Operating lease obligations(1)........    35,535     12,635       13,945         5,647       3,308
  Purchase obligations
    Capital expenditure obligations.....     1,025      1,025           --            --          --
    Other purchase obligations..........     1,834      1,834           --            --          --
  Other long-term liabilities reflected
    on the Company's Balance Sheet under
    GAAP:
    Restructuring reserves and
      other(2)..........................     1,376        289          455           322         310
    Settlement obligations related to
      Lloyd's receivable................     6,300      2,100        4,200            --          --
    Settlement obligations -- NCO(3)....       225         --          225            --          --
                                          --------    -------      -------       -------      ------
Total...................................  $168,170    $30,383      $51,638       $82,531      $3,618
                                          ========    =======      =======       =======      ======

---------------

(1) The operating lease obligations do not include amounts related to the Company's lease for its new principal executive office that was entered into in February 2004, and becomes effective July 2004. For more information, see "Note 21 -- Subsequent Events" in the Company's Notes to Consolidated Financial Statements.

(2) The amounts reflected under restructuring reserves and other are amounts reserved for estimated lease termination costs associated with the Company's Physician Services division's 1995 restructuring. For more information, see "Note 5 -- Restructuring and Other Expenses" in the Company's Notes to Consolidated Financial Statements.

(3) For more information, see "Note 4 -- Discontinued Operations and Divestitures" in the Company's Notes to Consolidated Financial Statements.

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

  Material Weakness in Internal Controls and Procedures

     As a result of errors that caused the restatements to the Company's financial statements for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls and procedures exists. The Company's auditors reported to the Company that the errors that resulted in the restatements reflected in this Form 10-K, which generally related to the recording of accruals, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. While the Company is taking immediate steps to correct these items, there can be no assurance that the Company will be able to do so in a timely manner, which could adversely impact the accuracy of future reports and filings and the timeliness of such reports and filings made pursuant to the Securities Exchange Act of 1934. In addition, for its 2004 audit, the Company must comply with Section 404(a) of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of the Company's internal controls over financial reporting and a report by the Company's independent certified public accountants addressing those assessments. In light of the material weakness identified in connection with the Company's 2003 audit, there can be no assurance that the Company will be able to comply with Section 404(a) of the Sarbanes-Oxley Act. While the Company is implementing steps to ensure compliance with Section 404(a) of the Sarbanes-Oxley Act, failure to achieve such compliance could have a material adverse effect on the Company's business.

  Nasdaq Delisting

     On April 5, 2004, the Company received a noncompliance notification from The Nasdaq Stock Market ("Nasdaq") due to the delay in filing of the 2003 Form 10-K. On April 29, 2004, the Company had a hearing on the matter before a Nasdaq Listing Qualifications Panel (the "Panel"). The Panel has not yet issued its decision, but is expected to do so shortly. In addition, the Company has concluded that the Company will be unable to timely file the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, although the Company expects to do so shortly after the due date. Although the Company believes that it will meet all Nasdaq listing standards upon filing of this Form 10-K and its Form 10-Q for the quarter ended March 31, 2004 and that the Nasdaq delisting process will thereupon be vacated, there can be no assurance that the delisting process will be vacated and that the Company's common stock will continue to trade on the Nasdaq National Market. If the Company's common stock is delisted from the Nasdaq National Market, it could have an adverse impact on the market for the Company's common stock.

  Debt

     The Company has a significant amount of long-term indebtedness and, as a result, has obligations to make interest and principal payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The Company's ability to make payments on its debt obligations will depend on future operating performance, which may be affected by conditions beyond the Company's control.

     Under the $175 million Credit Agreement, the Company has certain reporting requirements for the submission of its financial statements to the Lenders, as defined in the Credit Agreement. On April 30,

2004, the Company was granted an extension of the May 15, 2004, submission deadline for its results for the period ended March 31, 2004. The Company has until the extended deadline of May 28, 2004, to submit its first quarter 2004 financial statements to the Lenders. In the event the Company cannot meet the extended deadline, it must request an additional extension from the Lenders. There is no guarantee that the Lenders will grant this request or that the Company will not be required to compensate the Lenders in order to receive an additional extension.

  Lloyd's Receivable

     On May 10, 2004, the Company reached a $20 million settlement with Lloyd's. The settlement entails a $20 million cash payment that is payable by Lloyd's 60 days from the settlement date or by July 9, 2004. Lloyd's also agreed to assume responsibility for the two remaining pending claims under the original errors and omissions ("E&O") policies. In the event the settlement agreement falls through and the litigation against Lloyd's proceeds, certain claims presently pending against the Company would not be covered by insurance (refer to "Note
12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). As of December 31, 2003, the Company had incurred approximately $17.4 million of costs related to claims under Lloyd's that are classified as Lloyd's receivable in the Company's Consolidated Balance Sheet. As of December 31, 2003, approximately $10.6 million of these costs had been paid by the Company. As of December 31, 2003, there are only two active remaining cases that are covered under the Lloyd's E&O policies. In the event the settlement agreement falls through and the litigation against Lloyd's proceeds and if the Company is unsuccessful in its ongoing litigation with Lloyd's, the Company would be required to record a write-off of the then-current receivable related to Lloyd's. The write-off would have a minimal cash flow impact as the majority of the claims have been paid as incurred. However, any remaining claims which have not been resolved would be uninsured.

  Other Litigation

     The Company is involved in litigation arising in the ordinary course of its business, which may expose it to loss contingencies. These matters include, but are not limited to, claims brought by former customers with respect to the operation of our business. The Company has also received written demands from customers and former customers that have not yet resulted in legal action.

     The Company may not be able successfully to resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, its insurance coverage, errors and omissions coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, such coverage may prove to be inadequate or may become unavailable on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

  Competition with Physician Business Management Outsourcing Services Companies and In-house Providers

     The physician business management outsourcing business, especially for revenue cycle management, is highly competitive. The Company competes with regional and local physician reimbursement organizations as well as physician groups that provide their own business management services in house. Successful competition within this industry is dependent on numerous industry and market conditions.

     Potential industry and market changes that could adversely affect the Company's ability to compete for business management outsourcing services include an increase in the number of local, regional or national competitors providing comparable services and new alliances between healthcare providers and third-party payers in which healthcare providers are employed by such third-party payers.

  Competition with Hospital Revenue Cycle Management Vendors and Resource Management Vendors

     The business of providing services and solutions to hospitals for both revenue cycle and resource management is also highly competitive. The Company competes with traditional electronic data interface companies, outsourcing companies and specialized software vendors with national, regional and local bases. Some competitors have longer operating histories and greater financial, technical and marketing resources than that of the Company. The Company's successful competition within this industry is dependent on numerous industry and market conditions.

  Changes in the Healthcare Industry

     The markets for the Company's services and solutions are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to keep pace with changes in the healthcare industry may be dependent on a variety of factors, including its ability to enhance existing products and services; introduce new products and services quickly and cost effectively; achieve market acceptance for new products and services; and respond to emerging industry standards and other technological changes.

     Competitors may develop competitive products that could adversely affect the Company's operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing our technology going forward. The costs associated with refining, enhancing and developing these systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

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

     Medical billing and collection activities are governed by numerous federal and state civil and criminal laws. Federal and state regulators use these laws to investigate healthcare providers and companies that provide billing and collection services. In connection with these laws, the Company may be subjected to federal or state government investigations and possible penalties may be imposed upon the Company, false claims actions may have to be defended, private payers may file claims against the Company, and the Company may be excluded from Medicare, Medicaid or other government-funded healthcare programs.

     In the past, the Company has been the subject of federal investigations, and it may become the subject of false claims litigation or additional investigations relating to its billing and collection activities. Any such proceeding or investigation could have a material adverse effect on the Company's business.

     Under HIPAA, final rules have been published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. The Company has incurred and will continue to incur costs to comply with these rules. Although management believes that future compliance costs will not have a material impact on the Company's results of operations, compliance with these rules may prove to be more costly than is anticipated. Failure to comply with such rules may have a material adverse effect on the Company's business and may subject the Company to civil and criminal penalties as well as loss of customers.

     The Company relies upon third parties to provide data elements to process electronic medical claims in a HIPAA-compliant format. While the Company believes it will be fully and properly prepared to process electronic medical claims in a HIPAA-compliant format, there can be no assurance that third parties, including healthcare providers and payers, will likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA's standards. If payers reject electronic medical claims and such claims are processed manually rather than electronically, there could be a material adverse effect on the Company's business.

     Currently in the area of privacy and security of health information, numerous federal and state civil and criminal laws govern the collection, use, storage and disclosure of health information. Federal or state governments may impose penalties for noncompliance, both criminal and civil. Persons who believe their health information has been misused or disclosed improperly may bring claims and payers who believe instances of noncompliance with privacy and security standards have occurred may bring administrative sanctions or remedial actions against offending parties.

     Passage of HIPAA is part of a wider healthcare reform initiative. The Company expects that the debate on healthcare reform will continue. The Company also expects that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. The Company cannot predict whether the government will enact new legislation and regulations, and, if enacted, whether such new developments will affect its business. However, the Company has made and expects to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA's impact may require the Company to make investments in new products or charge higher prices.

  Stock Price Volatility

     The trading price of the Company's Common Stock may be volatile. The market for the Company's Common Stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, government regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company's control. Furthermore, the stock market in general and the market for software, healthcare business services and high technology companies in particular, has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of actual operating performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The Company invests excess cash in commercial paper, money market funds and other highly liquid short-term investments. Due to the limited amounts of these investments and their short-term nature, the

Company does not expect any fluctuation in the prevailing interest rates to have a material effect on its financial statements.

     The Company has the option of entering into loans based on LIBOR or on base rates under the Term Loan B and the Revolving Credit Facility. As such, the Company could experience fluctuations in the interest rates under the Term Loan B, and, if the Company were to borrow amounts under the Revolving Credit Facility, the Company could experience fluctuations in interest rates under the Revolving Credit Facility. The Company had borrowings totaling $122 million under the Term Loan B at December 31, 2003, and has not incurred any borrowings under the Revolving Credit Facility.

     The Company has a process in place to monitor fluctuations in interest rates and could hedge against significant forecast changes in interest rates if necessary.

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

     None

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report and have concluded that these disclosure controls and procedures operate effectively to support the certifications required of such officers in this report.

     As a result of errors that caused the restatements to the Company's financial statements for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls and procedures exists. The Company's auditors reported to the Company that the errors that resulted in the restatements reflected in this Form 10-K, which generally related to the recording of accruals, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. While the Company is in the process of implementing a more effective system of controls and procedures, the Company has performed work in connection with the preparation of its 2003 financial statements to ensure, to the extent possible, that information disclosed in this annual report on Form 10-K is correct. Based in part on this aforementioned work, the Company's Chief Executive Officer and the Company's Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately.

     The Company expects that, in connection with the efforts to comply in 2004 with Section 404 of the Sarbanes-Oxley Act, it will implement changes in internal controls and procedures and that these changes will be made on an ongoing basis.

     No significant changes were made in the Company's internal controls during the fourth quarter of 2003.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, are detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective system, misstatements due to error or fraud may occur and not be detected. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers that is contained in Part I of this Report pursuant to General Instruction G of this Form 10-K, is included in the sections entitled "Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2004, and is incorporated herein by reference.

     The Registrant has adopted Standards of Conduct, which meet the definition of a "code of ethics" under Item 406 of the Securities and Exchange Commission's Regulation S-K, and which are applicable to and binding upon all of the Registrant's employees (including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and, as required by the context, directors. Any waiver of the Standards of Conduct for officers or directors of the Registrant must be approved by the Board of Directors of the Registrant and must be publicly disclosed in accordance with Securities and Exchange Commission and Nasdaq rules. The Standards of Conduct are posted in the corporate governance area of the investors section of the Registrant's Internet website at www.per-se.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included in the sections entitled "Director and Executive Officer Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2004, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is certain information as of December 31, 2003, regarding an outstanding loan made in November 2000 pursuant to the employment agreement between the Company and Philip M. Pead.

                                                            LARGEST AGGREGATE AMOUNT   BALANCE AS
NAME AND POSITION                 NATURE OF INDEBTEDNESS      OUTSTANDING IN 2003      OF 12/31/03   INTEREST
-----------------                ------------------------   ------------------------   -----------   --------
Philip M. Pead, Chairman,
President, Chief Executive
Officer and Director...........  Common Stock purchase(1)           $250,000            $250,000       (2)

---------------

(1) The loan is secured by an aggregate of 74,000 shares of Common Stock, and is payable in full upon the earlier to occur of the termination of Mr. Pead's employment or the sale of all or any part of those shares.

(2) The terms of the loan provide that any overdue payment shall bear interest at a rate equal to the rate of interest then imputed by the Internal Revenue Service plus 4% per annum, or the maximum rate permitted by law, whichever is lower, but such terms do not otherwise require the payment of interest.

     This information is also included in the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is included in the section entitled "Selection of Independent Auditors" of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2004, and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements
     Report of Independent Auditors;
     Consolidated Balance Sheets -- as of December 31, 2003 and 2002; Consolidated Statements of Operations -- years ended December 31, 2003,
2002 and 2001;
     Consolidated Statements of Cash Flows -- years ended December 31, 2003, 2002 and 2001;
     Consolidated Statements of Stockholders' Deficit -- years ended December 31, 2003, 2002 and 2001; and
     Notes to Consolidated Financial Statements.

   2. Financial Statement Schedules
     Included in Part IV of the report:
     Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 2003, 2002 and 2001;
     Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required.

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
 2.1    --   Asset Purchase Agreement dated as of June 18, 2003, among
             Misys Hospital Systems, Inc., Misys Healthcare Systems
             (International) Limited, Misys plc, Registrant, and PST
             Products, LLC., together with the First Amendment thereto
             dated as of June 28, 2003 (incorporated by reference to
             Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
             2003).
 3.1    --   Restated Certificate of Incorporation of Registrant
             (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
             Form 10-K")).
 3.2    --   Restated By-laws of Registrant, as amended.
 4.1    --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1999 Form 10-K).
 4.2    --   Form of Option Agreement relating to Registrant's Amended
             and Restated Non-Employee Director Stock Option Plan
             (incorporated by reference to Appendix B to Definitive Proxy
             Statement dated April 1, 2003, relating to Registrant's 2003
             Annual Meeting of Stockholders).
 4.3    --   Form of Option Agreement relating to Registrant's Second
             Amended and Restated Non-Qualified Stock Option Plan
             (incorporated by reference to Exhibit 4.2 to the 1999 Form
             10-K).
 4.4    --   Form of Option Agreement relating to Registrant's
             Non-Qualified Stock Option Plan for Non-Executive Employees
             (incorporated by reference to Exhibit 4.6 to the 1999 Form
             10-K).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
 4.5    --   Form of Option Agreement relating to Registrant's
             Non-Qualified Stock Option Plan for Employees of Acquired
             Companies (incorporated by reference to Exhibit 4.4 to
             Registration Statement on Form S-3, File No. 33-71552).
 4.6    --   Form of Option Agreement relating to Registrant's Restricted
             Stock Plan (incorporated by reference to Exhibit 4.5 to
             Annual Report on Form 10-K for the year ended December 31,
             1995 (the "1995 Form 10-K")).
 4.7    --   Settlement Agreement dated as of June 24, 1999, by and among
             Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
             Alyson T. Stinson, James F. Thacker, James F. Thacker
             Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
             Trust and Borrower (incorporated by reference to Exhibit
             10.1 to Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1999).
 4.8    --   Rights Agreement dated as of February 11, 1999, between
             Registrant and American Stock Transfer & Trust Company
             (including form of rights certificates) (incorporated by
             reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
 4.9    --   First Amendment to Rights Agreement dated as of February 11,
             1999, between Registrant and American Stock Transfer & Trust
             Company, entered into as of May 4, 2000 (incorporated by
             reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
             for the quarter ended March 31, 2000).
 4.10   --   Second Amendment to Rights Agreement dated as of February
             11, 1999, between Registrant and American Stock Transfer &
             Trust Company, entered into as of December 6, 2001, to be
             effective as of March 6, 2002 (incorporated by reference to
             Exhibit 4.12 to Annual Report on Form 10-K for the year
             ended December 31, 2001 (the "2001 Form 10-K")).
 4.11   --   Third Amendment to Rights Agreement dated as of February 11,
             1999, between Registrant and American Stock Transfer & Trust
             Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K")).
10.1    --   Credit Agreement dated as of September 11, 2003, by and
             among Registrant, certain subsidiaries of Registrant
             identified therein, as Guarantors, the Lenders identified
             therein, and Bank of America, N.A., as Administrative Agent
             (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2003).
10.2    --   Amended and Restated Per-Se Technologies, Inc. Non-Employee
             Director Stock Option Plan (incorporated by reference to
             Appendix B to Definitive Proxy Statement dated April 1,
             2003, relating to Registrant's 2003 Annual Meeting of
             Stockholders).
10.3    --   Second Amended and Restated Per-Se Technologies, Inc.
             Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K).
10.4    --   First Amendment to Second Amended and Restated Per-Se
             Technologies, Inc. Non-Qualified Stock Option Plan
             (incorporated by reference to Exhibit 10.45 to the 1999 Form
             10-K).
10.5    --   Registrant's Non-Qualified Stock Option Plan for
             Non-Executive Employees (incorporated by reference to
             Exhibit 10.23 to Annual Report on Form 10-K for the year
             ended December 31, 1996 (the "1996 Form 10-K")).
10.6    --   First Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
10.7    --   Second Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).
10.8    --   Third Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to the 1997 Form 10-K).
10.9    --   Fourth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).
10.10   --   Fifth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.28 to the 1997 Form 10-K).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
10.11   --   Sixth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).
10.12   --   Seventh Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K).
10.13   --   Eighth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).
10.14   --   Ninth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2002).
10.15   --   Tenth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.31 to the 2002 Form 10-K).
10.16   --   Registrant's Non-Qualified Stock Option Plan for Employees
             of Acquired Companies (incorporated by reference to Exhibit
             99.1 to Registration Statement on Form S-8, File No.
             33-67752).
10.17   --   First Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99 to Registration Statement on Form
             S-8, File No. 33-71556).
10.18   --   Second Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99 to Registration Statement on Form
             S-8, File No. 33-88442).
10.19   --   Third Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.14 to the 1995 Form 10-K).
10.20   --   Fourth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99.2 to Registration Statement on Form
             S-8, File No. 333-3213).
10.21   --   Fifth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99.1 to Registration Statement on Form
             S-8, File No. 333-07627).
10.22   --   Sixth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.21 to the 1996 Form 10-K).
10.23   --   Seventh Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.23 to the 1998 Form 10-K).
10.24   --   Eighth Amendment to Registrant's Non-Qualified Stock Option
             Plan For Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.12 to the 1999 Form 10-K).
10.25   --   Ninth Amendment to Registrant's Non-Qualified Stock Option
             Plan For Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.12 to the 2000 Form 10-K).
10.26   --   Tenth Amendment to Registrant's Non-Qualified Stock Option
             Plan For Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.1 to Quarterly Report of Form 10-Q for the quarter ended June 30, 2002).
10.27   --   Restricted Stock Plan of Registrant, dated as of August 12,
             1994 (incorporated by reference to Exhibit 10.2 to
             Registration Statement on Form S-4, File No. 33-88910).
10.28   --   The Per-Se Technologies Employees' Retirement Savings Plan
             (incorporated by reference to Exhibit 10.26 to the 1999 Form
             10-K).
10.29   --   First Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.29 to the 2000 Form 10-K).
10.30   --   Second Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2001).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
10.31   --   Third Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.1 to Quarterly Report on Form 10-Q for the
             quarter ended September 30, 2001).
10.32   --   Fourth Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended September 30, 2002).
10.33   --   Fifth Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.38 to the 2002 Form 10-K).
10.34   --   Sixth Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan.
10.35   --   Retirement Savings Trust (incorporated by reference to
             Exhibit 10.10 to Registration Statement on Form S-1, File
             No. 33-42216).
10.36   --   Registrant's Deferred Compensation Plan (incorporated by
             reference to Exhibit 99 to Registration Statement on Form
             S-8, Registration No. 33-90874).
10.37   --   First Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.2 to Quarterly
             Report on Form 10-Q for the quarter ended September 30,
             1997).
10.38   --   Second Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.3 to Quarterly
             Report on Form 10-Q for the quarter ended September 30,
             1997).
10.39   --   Third Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.76 to the 1997 Form
             10-K).
10.40   --   Fourth Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.32 to the 1999 Form
             10-K).
10.41   --   Fifth Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.36 to the 2000 Form
             10-K).
10.42   --   Per-Se Technologies, Inc. Executive Deferred Compensation
             Plan effective as of January 1, 2002 (incorporated by
             reference to Exhibit 10.40 to the 2001 Form 10-K).
10.43   --   Per-Se Technologies, Inc. Non-Qualified Deferred
             Compensation Plan Trust Agreement dated as of February 12,
             2002, between Registrant and Merrill Lynch Trust Company,
             FSB (incorporated by reference to Exhibit 10.1 to Quarterly
             Report on Form 10-Q for the quarter ended March 31, 2002).
10.44   --   Written description of Registrant's Non-Employee Director
             Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2003).
10.45   --   Per-Se Technologies, Inc. Deferred Stock Unit Plan
             (incorporated by reference to Exhibit 10.44 to the 2001 Form
             10-K).
10.46   --   First Amendment to Per-Se Technologies, Inc. Deferred Stock
             Unit Plan (incorporated by reference to Exhibit 10.3 to
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             2002).
10.47   --   Per-Se Technologies, Inc. Deferred Stock Unit Plan Trust
             Agreement dated as of May 1, 2002, between Registrant and
             Merrill Lynch Trust Company, FSB (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2002).
10.48   --   Registrant's Long Term Incentive Plan (incorporated by
             reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.49   --   Employment Agreement dated November 19, 1996, between
             Registrant and David E. McDowell (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
10.50   --   Amendment Number 1 to Employment Agreement between
             Registrant and David E. McDowell, dated October 20, 1999
             (incorporated by reference to Exhibit 10.37 to the 1999 Form
             10-K).
10.51   --   Employment Agreement dated as of November 13, 2000, between
             Registrant and Philip M. Pead (incorporated by reference to
             Exhibit 10.42 to the 2000 Form 10-K).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
10.52   --   Amendment No. 1 to Employment Agreement between Registrant and Philip M. Pead, dated May 8, 2003 (incorporated by
             reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.53   --   Employment Agreement dated April 14, 2000, between
             Registrant and Chris E. Perkins (incorporated by reference to Exhibit 10.43 to the 2000 Form 10-K).
10.54   --   Amendment Number 1 to Employment Agreement between
             Registrant and Chris E. Perkins, dated as of February 7,
             2001 (incorporated by reference to Exhibit 10.44 to the 2000
             Form 10-K).
10.55   --   Employment Agreement dated June 5, 1998, between Registrant and Frank B. Murphy (incorporated by reference to Exhibit
             10.46 to the 2000 Form 10-K).
10.56   --   Employment Agreement dated July 1, 2003, between Registrant and Philip J. Jordan (incorporated by reference to Exhibit
             10.3 to Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2003).
10.57   --   Employment Agreement dated as of May 31, 2001, between
             Registrant and Paul J. Quiner.
10.58   --   Amended and Restated Employment Agreement dated April 7,
             2004, between Registrant and Frank B. Murphy.
21      --   Subsidiaries of Registrant.
23      --   Consent of Ernst & Young LLP.
31.1    --   Certification of Chief Executive Officer pursuant Exchange
             Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    --   Certification of Chief Financial Officer pursuant Exchange
             Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    --   Certification of Chief Executive Officer pursuant to 18
             U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    --   Certification of Chief Financial Officer pursuant to 18
             U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

The exhibits, which are referenced in the above documents, are hereby incorporated by reference. Such exhibits have been omitted for purposes of this filing but will be furnished supplementary to the Commission upon request.

     (b) Reports on Form 8-K

     The Company filed or furnished the following reports on Form 8-K during the quarter ended December 31, 2003:

                                             FINANCIAL
                                             STATEMENTS                          DATE FILED
ITEM REPORTED                                  FILED       DATE OF REPORT       OR FURNISHED
-------------                                ----------   -----------------   -----------------
Press release dated October 28, 2003,
announcing results of the Company's
operations for the quarterly period ended
September 30, 2003                               No        October 28, 2003    October 28, 2003
Press release dated November 11, 2003, with
a statement in response to unusual trading
activity on that date in the Company's
common stock                                     No       November 11, 2003   November 13, 2003
Press release dated November 24, 2003,
announcing that the Company's Audit
Committee had completed an independent
review of allegations contained in an
anonymous letter sent to research analysts,
and that the letter's allegations had been
found to be baseless                             No       November 24, 2003   November 26, 2003

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

Date: May 13, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                    May 13, 2004                                     /s/ PHILIP M. PEAD
                                                               ------------------------------
                                                                       Philip M. Pead
                                                        Chairman, President, Chief Executive Officer
                                                                        and Director




                    May 13, 2004                                    /s/ CHRIS E. PERKINS
                                                               ------------------------------
                                                                      Chris E. Perkins
                                                                Executive Vice President and
                                                                   Chief Financial Officer




                    May 13, 2004                                    /s/ MARY C. CHISHOLM
                                                               ------------------------------
                                                                      Mary C. Chisholm
                                                                Vice President and Controller
                                                               (Principal Accounting Officer)




                    May 13, 2004                                 /s/ STEPHEN A. GEORGE, M.D.
                                                               ------------------------------
                                                                   Stephen A. George, M.D.
                                                                          Director




                    May 13, 2004                                /s/ DAVID R. HOLBROOKE, M.D.
                                                               ------------------------------
                                                                  David R. Holbrooke, M.D.
                                                                          Director




                    May 13, 2004                                      /s/ CRAIG MACNAB
                                                               ------------------------------
                                                                        Craig Macnab
                                                                          Director




                    May 13, 2004                                    /s/ DAVID E. MCDOWELL
                                                               ------------------------------
                                                                      David E. McDowell
                                                                          Director




                    May 13, 2004                                      /s/ JOHN C. POPE
                                                               ------------------------------
                                                                        John C. Pope
                                                                          Director




                    May 13, 2004                                  /s/ C. CHRISTOPHER TROWER
                                                               ------------------------------
                                                                    C. Christopher Trower
                                                                          Director




                    May 13, 2004                                    /s/ JEFFREY W. UBBEN
                                                               ------------------------------
                                                                      Jeffrey W. Ubben
                                                                          Director

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Per-Se Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Per-Se Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2003 (as restated -- see Note 2). Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Per-Se Technologies, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 (as restated), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
May 12, 2004

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                2003          2002
                                                              ---------   -------------
                                                                          (AS RESTATED)
                                                              (IN THOUSANDS, EXCEPT PAR
                                                                     VALUE DATA)
Current Assets:
  Cash and cash equivalents.................................  $  25,271     $  46,748
  Restricted cash...........................................         66         4,296
                                                              ---------     ---------
          Total cash and cash equivalents...................     25,337        51,044
  Accounts receivable, billed (less allowances of $4,267 and
     $3,880, respectively)..................................     46,335        41,117
  Accounts receivable, unbilled (less allowances of $528 and
     $408, respectively)....................................      1,613         2,176
  Lloyd's receivable........................................     17,405            --
  Other.....................................................      6,183         3,838
                                                              ---------     ---------
          Total current assets..............................     96,873        98,175
Property and equipment, net of accumulated depreciation.....     16,434        19,549
Goodwill, net of accumulated amortization...................     32,549        32,549
Other intangible assets, net of accumulated amortization....     19,787        22,945
Other.......................................................      5,881         3,485
Lloyd's receivable..........................................         --         6,849
Assets of discontinued operations, net......................        129        26,079
                                                              ---------     ---------
          Total assets......................................  $ 171,653     $ 209,631
                                                              =========     =========
Current Liabilities:
  Accounts payable..........................................  $   6,587     $   3,525
  Accrued compensation......................................     18,102        19,741
  Accrued expenses..........................................     19,037        20,915
  Current portion of long-term debt.........................     12,500        15,020
                                                              ---------     ---------
                                                                 56,226        59,201
  Deferred revenue..........................................     20,334        18,372
                                                              ---------     ---------
          Total current liabilities.........................     76,560        77,573
Long-term debt..............................................    109,375       160,000
Other obligations...........................................      2,908         2,140
Liabilities of discontinued operations......................        422         7,890
                                                              ---------     ---------
          Total liabilities.................................    189,265       247,603
                                                              ---------     ---------
Commitments and contingencies (Notes 11 and 12)
  Stockholders' Deficit:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................         --            --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     31,322 and 30,163 issued and outstanding as of December
     31, 2003, and December 31, 2002, respectively..........        313           302
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................         --            --
  Paid-in capital...........................................    786,297       778,021
  Warrants..................................................      1,495         1,495
  Accumulated deficit.......................................   (805,286)     (817,275)
  Treasury stock at cost, 122 shares as of December 31,
     2003, and 90 as of December 31, 2002...................     (1,303)       (1,045)
  Deferred stock unit plan obligation.......................      1,303         1,045
  Accumulated other comprehensive loss......................       (431)         (515)
                                                              ---------     ---------
          Total stockholders' deficit.......................    (17,612)      (37,972)
                                                              ---------     ---------
          Total liabilities and stockholders' deficit.......  $ 171,653     $ 209,631
                                                              =========     =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                2003         2002            2001
                                                              --------   -------------   -------------
                                                                         (AS RESTATED)   (AS RESTATED)
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.....................................................  $335,169     $325,564        $305,822
                                                              --------     --------        --------
Salaries and wages..........................................   194,139      186,075         182,597
Other operating expenses....................................    87,183       90,857          86,800
Depreciation................................................     9,375       10,908          12,223
Amortization................................................     7,134        7,836           9,229
Process improvement project.................................        --           --           3,423
Restructuring expenses......................................       830           --             593
                                                              --------     --------        --------
  Operating income..........................................    36,508       29,888          10,957
Interest expense............................................    14,646       18,069          18,009
Interest income.............................................      (297)        (471)         (1,121)
Loss on extinguishment of debt..............................     6,255           --              --
                                                              --------     --------        --------
  Income (loss) before income taxes.........................    15,904       12,290          (5,931)
Income tax expense..........................................        27          800             343
                                                              --------     --------        --------
  Income (loss) from continuing operations..................    15,877       11,490          (6,274)
                                                              --------     --------        --------
Discontinued operations (see Note 4)
  (Loss) income from discontinued operations, net of
    tax -- Patient1.........................................    (1,316)         445          (2,169)
  Gain on sale of Patient1, net of tax......................    10,417           --              --
  Loss from discontinued operations, net of
    tax -- Business1........................................    (3,589)      (1,921)         (1,554)
  Loss from discontinued operations, net of tax -- Business1
    write-down of assets....................................    (8,528)          --              --
  (Loss) income from discontinued operations, net of
    tax -- Other............................................      (872)      (1,025)          3,888
                                                              --------     --------        --------
                                                                (3,888)      (2,501)            165
                                                              --------     --------        --------
         Net income (loss)..................................  $ 11,989     $  8,989        $ (6,109)
                                                              ========     ========        ========
Net income (loss) per common share-basic:
  Income (loss) from continuing operations..................  $   0.52     $   0.38        $  (0.21)
  (Loss) income from discontinued operations, net of
    tax -- Patient1.........................................     (0.04)        0.01           (0.07)
  Gain on sale of Patient1, net of tax......................      0.34           --              --
  Loss from discontinued operations, net of
    tax -- Business1........................................     (0.12)       (0.06)          (0.05)
  Loss from discontinued operations, net of tax -- Business1
    write-down of assets....................................     (0.28)          --              --
  (Loss) income from discontinued operations, net of
    tax -- Other............................................     (0.03)       (0.03)           0.13
                                                              --------     --------        --------
         Net income (loss) per common share-basic...........  $   0.39     $   0.30        $  (0.20)
                                                              ========     ========        ========
Weighted average shares used in computing basic income
  (loss) per common share...................................    30,594       30,061          29,915
                                                              ========     ========        ========
Net income (loss) per common share-diluted:
  Income (loss) from continuing operations..................  $   0.49     $   0.36        $  (0.21)
  (Loss) income from discontinued operations, net of
    tax -- Patient1.........................................     (0.04)        0.01           (0.07)
  Gain on sale of Patient1, net of tax......................      0.32           --              --
  Loss from discontinued operations, net of
    tax -- Business1........................................     (0.11)       (0.06)          (0.05)
  Loss from discontinued operations, net of tax -- Business1
    write-down of assets....................................     (0.26)          --              --
  (Loss) income from discontinued operations, net of
    tax -- Other............................................     (0.03)       (0.03)           0.13
                                                              --------     --------        --------
         Net income (loss) per common share-diluted.........  $   0.37     $   0.28        $  (0.20)
                                                              ========     ========        ========
Weighted average shares used in computing diluted income
  (loss) per common share-diluted...........................    32,661       31,966          29,915
                                                              ========     ========        ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                2003          2002            2001
                                                              ---------   -------------   -------------
                                                                          (AS RESTATED)   (AS RESTATED)
                                                                           (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income (loss).........................................  $  11,989     $  8,989        $ (6,109)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     16,509       18,744          21,452
    Loss (income) from discontinued operations..............     14,305        2,501            (165)
    Gain on sale of Patient1................................    (10,417)          --              --
    Amortization of deferred financing costs................      3,208        1,403           1,329
    Changes in assets and liabilities, excluding effects of
      acquisitions and divestitures:
      Restricted cash.......................................      4,230          123           2,933
      Accounts receivable, billed...........................     (5,326)        (327)          4,457
      Accounts receivable, unbilled.........................        563         (458)          1,091
      Accounts payable......................................      3,062       (2,446)         (4,287)
      Accrued compensation..................................     (1,639)      (1,144)          3,665
      Accrued expenses......................................     (6,518)       2,943          (1,777)
      Accrued litigation settlements........................         --           --          (1,602)
      Deferred revenue......................................      1,962          231            (694)
      Other, net............................................     (7,568)      (6,323)         (1,034)
                                                              ---------     --------        --------
      Net cash provided by continuing operations............     24,360       24,236          19,259
      Net cash (used for) provided by discontinued
         operations.........................................    (10,419)      (1,283)          6,641
                                                              ---------     --------        --------
         Net cash provided by operating activities..........     13,941       22,953          25,900
                                                              ---------     --------        --------
Cash Flows From Investing Activities:
  Purchases of property and equipment.......................     (6,367)      (6,471)         (4,752)
  Software development costs................................     (3,976)      (3,425)         (2,398)
  Proceeds from sale of Patient1, net of tax................     27,925           --              --
  Proceeds from sale of property and equipment..............         23           50           1,537
  Acquisitions, net of cash acquired........................        (78)      (1,640)        (10,846)
                                                              ---------     --------        --------
         Net cash provided by (used for) continuing
           operations.......................................     17,527      (11,486)        (16,459)
         Net cash used for discontinued operations..........     (2,288)      (4,172)         (3,590)
                                                              ---------     --------        --------
         Net cash provided by (used for) investing
           activities.......................................     15,239      (15,658)        (20,049)
                                                              ---------     --------        --------
Cash Flows From Financing Activities:
  Proceeds from borrowings..................................    125,000           --              --
  Debt issuance costs.......................................     (5,481)          --            (539)
  Proceeds from the exercise of stock options...............      7,969        1,071             299
  Payments of debt..........................................   (178,145)         (94)            (74)
  Capital contribution (see Note 1).........................         --        1,969              --
                                                              ---------     --------        --------
         Net cash (used for) provided by financing
           activities.......................................    (50,657)       2,946            (314)
                                                              ---------     --------        --------
Cash and Cash Equivalents:
  Net change................................................    (21,477)      10,241           5,537
  Balance at beginning of period............................     46,748       36,507          30,970
                                                              ---------     --------        --------
  Balance at end of period..................................  $  25,271     $ 46,748        $ 36,507
                                                              =========     ========        ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                              DEFERRED
                                                                                               STOCK
                           COMMON    COMMON   PAID-IN               ACCUMULATED   TREASURY   UNIT PLAN
                           SHARES    STOCK    CAPITAL    WARRANTS     DEFICIT      STOCK     OBLIGATION
                          --------   ------   --------   --------   -----------   --------   ----------
                                                         (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2000..................   29,902     $299    $774,603    $1,495     $(820,155)   $    --      $   --
Net loss (as
  restated).............       --       --          --        --        (6,109)        --          --
Foreign currency
  translation
  adjustment............       --       --          --        --            --         --          --
TOTAL COMPREHENSIVE LOSS
  (AS RESTATED).........
Issuance of common stock
  in acquisitions.......        5       --          35        --            --         --          --
Exercise of stock
  options...............       62        1         295        --            --         --          --
Other...................       --       --          50        --            --         --          --
                           ------     ----    --------    ------     ---------    -------      ------
BALANCE AT DECEMBER 31,
  2001 (AS RESTATED)....   29,969      300     774,983     1,495      (826,264)        --          --
Net income (as
  restated).............       --       --          --        --         8,989         --          --
Foreign currency
  translation
  adjustment............       --       --          --        --            --         --          --
TOTAL COMPREHENSIVE
  INCOME (AS
  RESTATED).............
Exercise of stock
  options...............      194        2       1,069        --            --         --          --
Deferred stock unit plan
  activity..............       --       --          --        --            --     (1,045)      1,045
Capital contribution
  (see Note 1)                 --       --       1,969        --            --         --          --
                           ------     ----    --------    ------     ---------    -------      ------
BALANCE AT DECEMBER 31,
  2002 (AS RESTATED)....   30,163      302     778,021     1,495      (817,275)    (1,045)      1,045
Net income..............       --       --          --        --        11,989         --          --
Foreign currency
  translation
  adjustment............       --       --          --        --            --         --          --
TOTAL COMPREHENSIVE
  INCOME................
Exercise of stock
  options...............    1,159       11       7,958        --            --         --          --
Tax effect of exercise
  of stock options......       --       --         318        --            --         --          --
Deferred stock unit plan
  activity..............       --       --          --        --            --       (258)        258
                           ------     ----    --------    ------     ---------    -------      ------
BALANCE AT DECEMBER 31,
  2003..................   31,322     $313    $786,297    $1,495     $(805,286)   $(1,303)     $1,303
                           ======     ====    ========    ======     =========    =======      ======

                           ACCUMULATED
                              OTHER           TOTAL
                          COMPREHENSIVE   STOCKHOLDERS'
                          (LOSS)/INCOME      DEFICIT
                          -------------   -------------
                                 (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2000..................      $(378)        $(44,136)
Net loss (as
  restated).............         --           (6,109)
Foreign currency
  translation
  adjustment............        (37)             (37)
                                            --------
TOTAL COMPREHENSIVE LOSS
  (AS RESTATED).........                      (6,146)
Issuance of common stock
  in acquisitions.......         --               35
Exercise of stock
  options...............         --              296
Other...................         --               50
                              -----         --------
BALANCE AT DECEMBER 31,
  2001 (AS RESTATED)....       (415)         (49,901)
Net income (as
  restated).............         --            8,989
Foreign currency
  translation
  adjustment............       (100)            (100)
                                            --------
TOTAL COMPREHENSIVE
  INCOME (AS
  RESTATED).............                       8,889
Exercise of stock
  options...............         --            1,071
Deferred stock unit plan
  activity..............         --               --
Capital contribution
  (see Note 1)                   --            1,969
                              -----         --------
BALANCE AT DECEMBER 31,
  2002 (AS RESTATED)....       (515)         (37,972)
Net income..............         --           11,989
Foreign currency
  translation
  adjustment............         84               84
                                            --------
TOTAL COMPREHENSIVE
  INCOME................                      12,073
Exercise of stock
  options...............         --            7,969
Tax effect of exercise
  of stock options......         --              318
Deferred stock unit plan
  activity..............         --               --
                              -----         --------
BALANCE AT DECEMBER 31,
  2003..................      $(431)        $(17,612)
                              =====         ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of Per-Se Technologies, Inc. and its subsidiaries ("Per-Se" or the "Company"). All intersegment accounts have been eliminated. The Hospital Services division revenue includes intersegment revenue for services provided to the Physician Services division, which has been eliminated in total consolidated revenue. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation, specifically, the realignment of the Company's segments and the presentation of the Company's two non-core software product lines as discontinued operations.

     The consolidated financial statements of the Company have been presented to reflect the operations of the Hospital Services division's Patient1 clinical product line ("Patient1") and Business1-PFM patient accounting product line ("Business1") as discontinued operations. Patient1 was sold on July 28, 2003, and Business1 was sold effective January 31, 2004. Additionally, the activity related to the Medaphis Services Corporation ("MSC") and Impact Innovations Group ("Impact") businesses, which were sold in 1998 and 1999, respectively, are also reflected as discontinued operations for all periods presented. For more information about the Company's discontinued operations, refer to "Note
4 -- Discontinued Operations" in the Company's Notes to Consolidated Financial Statements.

     Restatement of Previously Reported Financial Information. The accompanying consolidated financial information as of December 31, 2002 and for the two years then ended, as well as quarterly information in the periods ended September 30, 2003 and December 31, 2002, has been restated to correct errors in those periods. See further discussion of the restatement in Note 2.

     Recent Accounting Pronouncements. On December 17, 2003, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 104, Revenue Recognition ("SAB 104"). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and the Commission's rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. Revisions include those necessitated by the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements With Multiple Deliverables ("EITF No. 00-21"). SAB 104 did not affect the Company's Consolidated Statements of Operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument within its scope as a liability (or in some circumstances an asset). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company adopted SFAS No. 150 on May 31, 2003; however, SFAS No. 150 did not affect the Company's Consolidated Statements of Operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted SFAS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

No. 149 on June 30, 2003; however, SFAS No. 149 did not affect the Company's Consolidated Statements of Operations.

     In January 2003 the FASB issued and subsequently revised in December 2003, FIN No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"), which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities ("VIE"). Controlling financial interests of a VIE are identified by the exposure of a party to the VIE to a majority of either the expected losses or residual rewards of the VIE, or both. Such parties are primary beneficiaries of the VIE, and FIN No. 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN No. 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. Application of FIN No. 46 is required in the financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company currently believes that it does not have any relationships with a VIE; however, the Company will evaluate all new business relationships.

     At the November 21, 2002 EITF meeting, the EITF reached a consensus on EITF 00-21. EITF 00-21 addresses how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The EITF indicated that the guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on January 1, 2003; however, EITF 00-21 did not have a material effect on the Company's Consolidated Statements of Operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires the guarantor to make additional disclosures in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN No. 45 does not have a material effect on the Company's consolidated financial statements for the year ended December 31, 2003. Certain of the Company's sales agreements contain infringement indemnity provisions that are covered by FIN No. 45. Under these sales agreements, the Company agrees to defend and indemnify a customer in connection with infringement claims made by third parties with respect to the customer's authorized use of the Company's products and services. The indemnity obligations contained in sales agreements generally have no specified expiration date and generally limit the award to the amount of fees paid. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. Also, the Company maintains membership in a group captive insurance company for its workers compensation insurance. The member companies agree to jointly insure the group's liability risks up to a certain threshold. As a member, the Company guarantees to pay an assessment, if an assessment becomes due as a result of insured losses by its members. This guarantee will never exceed a percentage of the Company's loss funds. Based on the Company's historical experience, the Company does not anticipate such an assessment. As a result, the Company's estimated fair value of the infringement indemnity provision obligations and the captive insurance guarantee is nominal.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

          Bad debt estimates. The Company relies on estimates to determine the bad debt expense and the adequacy of the reserve for doubtful accounts receivable. These estimates are based on the historical experience of the Company and the industry in which it operates. If the financial condition of the Company's customers deteriorated, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company actively reviews its accounts receivable and does not believe actual results will vary materially from the Company's estimates.

          Accrued expenses. The Company relies on estimates to determine the amounts that are recorded in accrued expenses. Estimates of requirements for legal services and settlements expected to be incurred in connection with a loss contingency and to meet regulatory demands within our business and industry are used to accrue legal expenses. Income tax accruals are estimated based on historical experience of the Company, prevailing tax rates and the current business environment. Restructuring and severance cost accruals are made using estimates of the costs required to effect the desired change within the Company.

          Revenue Recognition. The Company derives revenue from products and services delivered to the healthcare industry through its two operating divisions:

          Physician Services provides Connective Healthcare solutions that manage the revenue cycle for physician groups. Connective Healthcare solutions support and unite healthcare providers, payers and patients with innovative technology processes that accelerate reimbursement and reduce the administrative cost of care. Fees for these services are primarily based on a percentage of net collections on our clients' accounts receivable. The division recognizes revenue and bills customers when the customers receive payment on those accounts receivable. The division also recognizes approximately 5% of its revenue, for all periods presented, on a monthly service fee and per-transaction basis from the MedAxxis product line, an application service provider ("ASP") physician practice management system. The Physician Services division does not rely, to any material extent, on estimates in the recognition of this revenue.

          Hospital Services provides Connective Healthcare solutions that improve revenue cycle and resource management for hospitals.

          Revenue cycle management solutions include technology tools that allow a hospital's central billing office ("CBO") to more effectively manage its cash flow and full or partial outsourced solutions. Technology tools include electronic transactions, such as claims processing, that can be delivered via the Web or through dedicated electronic data interfaces as well as license-based solutions, such as automated cash posting solutions, that are deployed at the CBO. Revenue related to electronic claims and remittance advice processing and real-time eligibility verification is recognized on a per transaction basis net of electronic claims rebates paid to connectivity partners. Revenue related to high-speed print and mail services is billed and recognized when the services are performed and includes all transaction fees; the division includes all costs of delivering the product in operating expenses.

          Resource management solutions include staff and patient scheduling solutions that enable hospitals to efficiently manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. For software contracts that require the division to make significant production, modification or customization changes, the division recognizes revenue using the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES percentage-of-completion method over the implementation period. When the Company receives payment prior to shipment or fulfillment of significant vendor obligations, the Company records such payments as deferred revenue and recognizes them as revenue upon shipment or fulfillment of significant vendor obligations. An unbilled receivable is recorded when the Company recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. The division defers software maintenance payments received in advance and recognizes them ratably over the term of the maintenance agreement, which is typically one year.

          The Hospital Services division relies on estimates of work to be completed when recognizing revenue on contracts using percentage-of-completion accounting. Because estimates of the extent of completion that differ from actual results could affect revenue, the division periodically reviews the estimated hours or days to complete major projects and compares these estimates to budgeted hours or days to support the revenue recognized on that project. Approximately 9%, 9% and 12% of the division's revenue was determined using percentage-of-completion accounting for the years ended December 31, 2003, 2002 and 2001, respectively.

     Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     Restricted Cash. At December 31, 2003, restricted cash primarily represents amounts collected on behalf of certain Physician Services and Hospital Services clients, a portion of which is held in trust until it is remitted to such clients. At December 31, 2002, restricted cash included amounts held in trust and approximately $4.2 million restricted as security for the Company's letters of credit.

     Fair Value of Financial Instruments. The carrying amount of all of the Company's financial instruments approximates fair value. Additionally, the Company had unused letters of credit in the amount of $3.2 million and $4.2 million at December 31, 2003 and 2002, respectively.

     Property and Equipment. Property and equipment, including equipment under capital leases, are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally ten years for furniture and fixtures, three to ten years for equipment and twenty years for buildings. Leasehold improvements are recorded at cost and amortized over the remaining term of the lease.

     Goodwill. Goodwill represents the excess of the cost of businesses acquired and the value of their workforce in the Physician Services division in 1995 and the Hospital Services division from 1995 to 2001 over the fair market value of their identifiable net assets.

     Trademarks. Trademarks represent the value of the trademarks acquired in the Hospital Services division from 2000 to 2001. The Company expects the trademarks to contribute to cash flows indefinitely and therefore deems the trademarks to have indefinite useful lives.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires goodwill and indefinite lived intangible assets to be reviewed periodically for impairment and no longer amortized. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 required companies with goodwill and indefinite lived intangible assets to complete an initial impairment test by June 30, 2002. The Company completed the initial impairment test of its goodwill and other indefinite-lived intangible assets and did not identify an impairment of its trademark intangible assets, which have an indefinite life. The Company also concluded that the fair value of its reporting units exceeded the book value of the respective reporting units. Additionally, the Company performs a periodic review of its goodwill and other indefinite lived intangible assets for impairment as of

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

December 31 each year. The Company's initial impairment and periodic review of its goodwill and other indefinite lived intangible assets were based upon a discounted future cash flow analysis that included revenue and cost estimates, market growth rates and appropriate discount rates. As of December 31, 2003, and 2002, the Company did not identify an impairment of goodwill or indefinite-lived intangible assets as a result of the review.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. For the year ended December 31, 2002, the Company had a reduction in amortization expense of approximately $1.7 million related to the adoption of SFAS No. 142. For the year ended December 31, 2001 a reconciliation has been provided of previously reported net loss and net loss per share amounts. These amounts exclude the amortization expense recognized related to goodwill and intangible assets that are no longer amortized (in thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                     2003         2002            2001
                                                    -------   -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
Reported net income (loss)........................  $11,989      $8,989          $(6,109)
Add back:
  Goodwill amortization, net of tax...............       --          --            2,300
  Trademark amortization, net of tax..............       --          --               56
  Workforce amortization, net of tax..............       --          --               42
                                                    -------      ------          -------
Adjusted net income (loss)........................  $11,989      $8,989          $(3,711)
                                                    =======      ======          =======
Net income (loss) per common share-basic:
Reported net income (loss) per common
  share-basic.....................................  $  0.39      $ 0.30          $ (0.20)
  Goodwill amortization, net of tax...............       --          --             0.08
  Trademark amortization, net of tax..............       --          --               --
  Workforce amortization, net of tax..............       --          --               --
                                                    -------      ------          -------
Adjusted net income (loss) per common
  share-basic.....................................  $  0.39      $ 0.30          $ (0.12)
                                                    =======      ======          =======
Net income (loss) per common share-diluted:
Reported net income (loss) per common
  share-diluted...................................  $  0.37      $ 0.28          $ (0.20)
  Goodwill amortization, net of tax...............       --          --             0.08
  Trademark amortization, net of tax..............       --          --               --
  Workforce amortization, net of tax..............       --          --               --
                                                    -------      ------          -------
Adjusted net income (loss) per common
  share-diluted...................................  $  0.37      $ 0.28          $ (0.12)
                                                    =======      ======          =======

     Client Lists. Client lists represent the value of clients acquired in the Physician Services division from 1992 to 1996 and the Hospital Services division from 1995 to 2001. The Company amortizes client lists over their estimated useful lives, which range from five to ten years.

     Developed Technology. Developed technology represents the value of the systems acquired in the Hospital Services division from 2000 to 2001. The Company amortizes these intangible assets over their estimated useful lives of five years.

     Software Development Costs. Software development includes costs incurred in the development or the enhancement of software in the Physician Services and Hospital Services divisions for resale or internal use.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Software development costs, related to external use software, are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities required to meet a product's design specifications are complete. The Company amortizes external use software development costs over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or straight-line method over the estimated economic lives of the assets, which are generally three to five years. The Company monitors the net realizable value of all capitalized external use software development costs to ensure that it can recover its investment through margins from future sales.

     Software development costs, related to internal use software, are capitalized after the preliminary project stage is complete, when management with the relevant authority authorizes and commits to the funding of the software project, when it is probable that the project will be completed and when the software will be used to perform the function intended. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use. The Company expenses software development costs, related to internal use software, as incurred during the planning and post-implementation phases of development. The Company amortizes internal-use software on a straight-line basis over its estimated useful life, generally five years. The estimated useful life considers the effects of obsolescence, technology, competition and other economic factors.

     Research and Development Costs. The Company expenses research and development costs as incurred. The Company recorded research and development costs of approximately $8.0 million, $10.1 million and $5.3 million in 2003, 2002 and 2001, respectively.

     Advertising Costs. The Company expenses advertising costs as incurred. The Company recorded advertising costs of approximately $0.7 million, $0.3 million and $0.5 million in 2003, 2002 and 2001, respectively.

     Shipping and Postage Costs. The Company expenses shipping and postage costs as incurred. These costs are primarily incurred related to providing print and mail services to customers, which are billed to the customer and included in revenue. The Company recorded postage costs of approximately $19.3 million, $20.5 million and $18.4 million in 2003, 2002 and 2001, respectively, in Other Operating Expenses in the Company's Consolidated Statements of Operations.

     Stock-Based Compensation Plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 were adopted by the Company on January 1, 2003.

     At December 31, 2003, the Company has four stock-based compensation plans described more fully in Note 14. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No stock-based compensation cost is reflected in the Company's Consolidated Statement of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                     2003         2002            2001
                                                    -------   -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported.....................  $11,989     $  8,989        $ (6,109)
Deduct: total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects......   (4,210)      (5,288)         (5,001)
                                                    -------     --------        --------
Pro forma net income (loss).......................  $ 7,779     $  3,701        $(11,110)
                                                    =======     ========        ========
Net income (loss) per common share:
  Basic -- as reported............................  $  0.39     $   0.30        $  (0.20)
                                                    =======     ========        ========
  Basic -- pro forma..............................  $  0.25     $   0.12        $  (0.37)
                                                    =======     ========        ========
  Diluted -- as reported..........................  $  0.37     $   0.28        $  (0.20)
                                                    =======     ========        ========
  Diluted -- pro forma............................  $  0.24     $   0.12        $  (0.37)
                                                    =======     ========        ========

     Legal Costs. The Company expenses ordinary legal and administrative fees, costs and expenses as incurred. Legal and administrative fees, costs, expenses, damages or settlement losses for specific legal matters that the Company determines to be probable are accrued at such time when they are reasonably estimable.

     Income Taxes. The Company recognizes deferred income taxes for the tax consequences of "temporary differences" between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company determines deferred tax assets and liabilities by reference to the tax laws and changes to such laws. Management includes the consideration of future events in assessing the likelihood that the Company will realize tax benefits. See Note 16 where the Company discusses the realizability of the deferred tax assets.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Net Income (Loss) Per Share. Net income per common share-basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income per common share-diluted reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                     2003         2002            2001
                                                    -------   -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
Net income (loss).................................  $11,989      $ 8,989         $(6,109)
                                                    =======      =======         =======
Common shares outstanding:
  Shares used in computing net income (loss) per
     common share-basic...........................   30,594       30,061          29,915
  Effect of potentially dilutive stock options and
     warrants.....................................    2,067        1,905              --(a)
                                                    -------      -------         -------
  Shares used in computing net income (loss) per
     common share-diluted.........................   32,661       31,966          29,915
                                                    =======      =======         =======
Net income (loss) per common share:
  Basic...........................................  $  0.39      $  0.30         $ (0.20)
                                                    =======      =======         =======
  Diluted.........................................  $  0.37      $  0.28         $ (0.20)
                                                    =======      =======         =======

---------------

(a) The Company has excluded all stock options and warrants from the diluted loss per common share because such securities are antidilutive for 2001.

     Options and warrants to purchase 2.5 and 3.3 million shares of common stock outstanding during 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     Options and warrants to purchase 8.7 million shares of common stock outstanding during 2001 were excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the Company's loss from continuing operations for the period.

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

     Foreign Currency Translation and Comprehensive Income (Loss). The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive income (loss). In the years ended December 31, 2003, 2002 and 2001, the only component of other comprehensive loss is the net foreign currency translation, which was $0.1 million, $0.1 million and $37,000, respectively.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Related Party Transactions. In November 2000, pursuant to the employment agreement between the Company and Philip M. Pead, the Company's Chairman of the Board, Chief Executive Officer, and President, the Company entered into a promissory note agreement with Mr. Pead for $250,000. This amount is included in Other assets in the accompanying consolidated balance sheet. The loan is secured by an aggregate of 74,000 shares of Common Stock, which Mr. Pead purchased in the open market with the proceeds of the note, and is payable in full upon the earlier to occur of the termination of Mr. Pead's employment or the sale of all or any part of those shares. Any overdue payment on the loan bears interest at a rate equal to the rate of interest then imputed by the Internal Revenue Service plus 4% per annum, or the maximum rate permitted by law, whichever is lower. Because the shares were purchased in the open market by Mr. Pead, and the note only bears interest in the event of an overdue payment, the Company did not record any compensation expense associated with this arrangement at inception, and has not recorded any compensation expense in any subsequent period.

2.  ADDITIONAL PROCEDURES AND RESTATEMENTS OF THE CONSOLIDATED FINANCIAL
    STATEMENTS

     As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures, which predicated the 2003 Form 10-K filing delay, were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, ("SAS No. 99") that became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive (see Note 22 for additional information). The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003. Certain financial items were identified during the additional procedures that warranted further review by the Company. The Company reviewed these items and determined that it was appropriate to restate prior period financial statements. The restatements affect the financial statements as of December 31, 2002 and 2001, for the years ended December 31, 2002 and 2001 and for the nine months ended September 30, 2003, and are included in this report.

     By year, the net decrease to the reported net loss for 2001 is approximately $0.2 million or $.01 per share, and the net increase to reported net income for 2002 is approximately $1.0 million or $.03 per share on a fully diluted basis, and for the nine months ended September 30, 2003, is approximately $0.8 million or $.03 per share on a fully diluted basis. In the periods presented on a quarterly basis, the impact of the restatements is a net increase to reported net income, except for the second quarter of 2002, which has a decrease to reported net income of $0.2 million. The restatements were primarily related to certain liability accounts that were determined to be over accrued, based on the correction of errors and the subsequent refinement of estimates originally made in establishing the accruals.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The impact of the restatements is presented below:

                                                              AS PREVIOUSLY
                                                               REPORTED(1)    AS RESTATED
                                                              -------------   -----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 2001
  Revenue...................................................    $ 306,683      $ 305,822
  Loss from continuing operations...........................       (6,655)        (6,274)
  Net loss..................................................       (6,338)        (6,109)
  Loss from continuing operations per common
     share -- basic.........................................        (0.22)         (0.21)
  Loss from continuing operations per common
     share -- diluted.......................................        (0.22)         (0.21)
  Net loss per common share -- basic........................        (0.21)         (0.20)
  Net loss per common share -- diluted......................        (0.21)         (0.20)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
  Revenue...................................................    $  79,133      $  78,996
  Income from continuing operations.........................        2,334          2,725
  Net income................................................        1,299          1,792
  Income from continuing operations per common
     share -- basic.........................................         0.07           0.09
  Income from continuing operations per common
     share -- diluted.......................................         0.07           0.08
  Net income per common share -- basic......................         0.04           0.06
  Net income per common share -- diluted....................         0.04           0.05
FOR THE THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)
  Revenue...................................................    $  81,657      $  81,607
  Income from continuing operations.........................        2,298          2,120
  Net income................................................        2,022          1,846
  Income from continuing operations per common
     share -- basic.........................................         0.08           0.07
  Income from continuing operations per common
     share -- diluted.......................................         0.07           0.07
  Net income per common share -- basic......................         0.07           0.06
  Net income per common share -- diluted....................         0.06           0.06
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)
  Revenue...................................................    $  82,842      $  83,048
  Income from continuing operations.........................        2,474          2,820
  Net income................................................        1,287          1,682
  Income from continuing operations per common
     share -- basic.........................................         0.08           0.09
  Income from continuing operations per common
     share -- diluted.......................................         0.08           0.09
  Net income per common share -- basic......................         0.04           0.05
  Net income per common share -- diluted....................         0.04           0.05

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                              AS PREVIOUSLY
                                                               REPORTED(1)    AS RESTATED
                                                              -------------   -----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)
  Revenue...................................................    $  82,069      $  81,913
  Income from continuing operations.........................        3,598          3,825
  Net income................................................        3,332          3,669
  Income from continuing operations per common
     share -- basic.........................................         0.12           0.13
  Income from continuing operations per common
     share -- diluted.......................................         0.11           0.12
  Net income per common share -- basic......................         0.11           0.13
  Net income per common share -- diluted....................         0.11           0.12
FOR THE YEAR ENDED DECEMBER 31, 2002
  Revenue...................................................    $ 325,701      $ 325,564
  Income from continuing operations.........................       10,704         11,490
  Net income................................................        7,940          8,989
  Income from continuing operations per common
     share -- basic.........................................         0.35           0.38
  Income from continuing operations per common
     share -- diluted.......................................         0.33           0.36
  Net income per common share -- basic......................         0.26           0.30
  Net income per common share -- diluted....................         0.25           0.28
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
  Revenue...................................................    $  81,903      $  81,998
  Income from continuing operations.........................        2,863          3,121
  Net income................................................        1,578          1,837
  Income from continuing operations per common
     share -- basic.........................................         0.10           0.10
  Income from continuing operations per common
     share -- diluted.......................................         0.09           0.10
  Net income per common share -- basic......................         0.06           0.06
  Net income per common share -- diluted....................         0.05           0.06
FOR THE THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
  Revenue...................................................    $  85,412      $  85,456
  Income from continuing operations.........................        4,882          5,013
  Net income................................................        2,950          3,081
  Income from continuing operations per common
     share -- basic.........................................         0.16           0.16
  Income from continuing operations per common
     share -- diluted.......................................         0.15           0.16
  Net income per common share -- basic......................         0.10           0.10
  Net income per common share -- diluted....................         0.09           0.10
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
  Revenue...................................................    $  84,511      $  84,523
  Income from continuing operations.........................         (191)          (120)
  Net income................................................           74            506
  Income from continuing operations per common
     share -- basic.........................................        (0.01)         (0.00)
  Income from continuing operations per common
     share -- diluted.......................................        (0.01)         (0.00)
  Net income per common share -- basic......................           --           0.02
  Net income per common share -- diluted....................           --           0.02

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                              AS PREVIOUSLY
                                                               REPORTED(1)    AS RESTATED
                                                              -------------   -----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
AS OF DECEMBER 31, 2002
  Current assets............................................    $  98,233      $  98,175
  Total assets..............................................      209,850        209,631
  Current liabilities.......................................       79,024         77,573
  Total liabilities.........................................      249,102        247,603
  Accumulated deficit.......................................     (818,553)      (817,275)
  Total stockholders' deficit...............................      (39,252)       (37,972)

---------------

(1) As Previously Reported has been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented (see Note 4).

3.  ACQUISITIONS

     On April 27, 2001, the Company acquired all of the assets of Virtual Information Systems, Inc. ("VIS") for consideration of $7.0 million in cash. The purchase agreement also provided for a purchase price adjustment of up to $1.5 million payable in cash should VIS meet certain financial targets over the twelve months following the date of acquisition. As of December 31, 2001, the Company had recorded the purchase price adjustment of $1.5 million. During the first quarter of 2002, VIS met the financial targets in the purchase agreement and accordingly, on May 10, 2002, the payment for the purchase price adjustment of $1.5 million was made. VIS' core product, Virtual Processing Systems, is an automated remittance processing solution for hospitals, which ensures accurate and efficient processing of cash collections and payment of denial management codes.

     Additionally, on April 27, 2001, the Company acquired all of the assets of OfficeMed.com LLC ("OfficeMed") for consideration of $3.25 million in cash. OfficeMed offers a Web-based ASP solution that gives healthcare and payer organizations the ability to perform secure, real time benefits inquiries against patients' insurance plans, ensuring eligibility at the point of care.

     The Company recorded the VIS and OfficeMed acquisitions using the purchase method of accounting and, accordingly, allocated the purchase price to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $7.3 million of the purchase price was allocated to goodwill and prior to adoption of SFAS No. 142 was being amortized using the straight-line method over 20 years. In 2001, the Company finalized the purchase price allocation of these acquisitions, and approximately $5.3 million previously allocated to goodwill was reallocated to finite-lived intangible assets with lives ranging from five to ten years. The operating results of VIS and OfficeMed are included in the Company's Consolidated Statements of Operations from the date of acquisition in the Hospital Services division.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company recorded the KHS acquisition using the purchase method of accounting and, accordingly, allocated the purchase price to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $8.9 million of the purchase price was allocated to goodwill and prior to adoption of SFAS No. 142 was being amortized using the straight-line method over five years. In February 2003, the Company determined that KHS would not meet its purchase agreement operational targets and reduced the purchase price allocation to goodwill by approximately $5.9 million. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet. The operating results of KHS are included in the Company's Consolidated Statements of Operations from the date of acquisition.

     The pro-forma impact of these acquisitions was immaterial to the financial statements of the Company and therefore has not been presented.

4.  DISCONTINUED OPERATIONS AND DIVESTITURES

     In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allows the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $.5 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company is currently in arbitration with Misys regarding the final closing adjustments, which would represent additional purchase price payments to the Company. The Company expects the arbitration process to be completed by the end of the second quarter of 2004.

     In September 2003, the Company initiated a process to sell Business1. As with the sale of Patient1, the discontinuance of Business1 will allow the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value less costs to sell and incurred an $8.5 million expense. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in three payments through June 2006. No cash consideration was received at closing.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Summarized operating results for the discontinued operations are as follows:

                                                               YEAR ENDED DECEMBER 31,
                       --------------------------------------------------------------------------------------------------------
                                                                       2002                                 2001
                                    2003                ----------------------------------   ----------------------------------
                       ------------------------------              (AS RESTATED)                        (AS RESTATED)
                       PATIENT1   BUSINESS1    TOTAL    PATIENT1     BUSINESS1      TOTAL    PATIENT1     BUSINESS1      TOTAL
                       --------   ---------   -------   --------   -------------   -------   --------   -------------   -------
                                                                    (IN THOUSANDS)
Revenue..............  $15,247     $   474    $15,721   $25,855       $ 2,498      $28,353   $19,905       $ 2,272      $22,177
                       =======     =======    =======   =======       =======      =======   =======       =======      =======
(Loss) income from
  discontinued
  operations before
  income taxes.......  $(1,270)    $(3,589)   $(4,859)  $   888       $(1,921)     $(1,033)  $(2,167)      $(1,554)     $(3,721)
Income tax expense...       46          --         46       443            --          443         2            --            2
                       -------     -------    -------   -------       -------      -------   -------       -------      -------
(Loss) income from
  discontinued
  operations, net of
  tax................  $(1,316)    $(3,589)   $(4,905)  $   445       $(1,921)     $(1,476)  $(2,169)      $(1,554)     $(3,723)
                       =======     =======    =======   =======       =======      =======   =======       =======      =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                 AS OF                    AS OF
                                              DECEMBER 31,          DECEMBER 31, 2002
                                                  2003        ------------------------------
                                             --------------           (AS RESTATED)
                                               BUSINESS1      PATIENT1   BUSINESS1    TOTAL
                                             --------------   --------   ---------   -------
                                             (IN THOUSANDS)           (IN THOUSANDS)
Current assets.............................       $129        $10,385     $2,395     $12,780
Property and equipment.....................         --          1,889        226       2,115
Other long-term assets.....................         --          4,723      6,461      11,184
                                                  ----        -------     ------     -------
  Assets of discontinued operations........       $129        $16,997     $9,082     $26,079
                                                  ====        =======     ======     =======
Current liabilities........................       $422        $ 3,316     $  532     $ 3,848
Deferred revenue...........................         --          3,237         13       3,250
Other long-term liabilities................         --            792         --         792
                                                  ----        -------     ------     -------
  Liabilities of discontinued operations...       $422        $ 7,345     $  545     $ 7,890
                                                  ====        =======     ======     =======

     On November 30, 1998, the Company completed the sale of its MSC business segment. In 1999, the Company completed the sale of both divisions of its Impact business segment.

     In October of 2001, the Company received $1.0 million in cash from the buyer of the government division of Impact when the term of the purchase agreement escrow expired. This amount was recognized through discontinued operations. In May of 2001, the Company received an insurance settlement related to a matter filed against the commercial division of Impact of approximately $3.0 million, which was recognized through discontinued operations. The Company continues to pursue claims against a former vendor of this division for damages incurred in this matter.

     For the year ended December 31, 2002, the Company expensed $0.7 million through discontinued operations to reflect an agreement resolving an indemnification claim by NCO Group, Inc. ("NCO"), the buyer of the Company's MSC division. When NCO bought MSC, the Company agreed to indemnify NCO for limited periods of time in the event NCO incurred certain damages related to MSC. NCO incurred such damages in connection with an alleged environmental liability of MSC, and the Company agreed to reimburse NCO for a portion of those damages, in satisfaction of the Company's indemnification

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES obligation. The Company paid $0.3 million to NCO on September 16, 2002. The Company intends to pay the remaining balance of $0.4 million, plus interest at the then-current prime rate, in equal payments to NCO, on the second and third anniversaries of that date.

     The limited periods of time for which the Company agreed to indemnify NCO for most types of claims related to MSC have passed without the assertion by NCO of any other significant claims. These limitations do not apply to a small number of other types of potential claims to which statutory limitations apply, such as those involving title to shares, taxes and billing and coding under Medicare and Medicaid; however, management believes that such other types of claims are unlikely to occur.

     During the years ended December 31, 2003 and 2002, the Company also incurred expenses of approximately $0.9 million and $0.3 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

     The net operating results of these segments have been reported in the Consolidated Statements of Operations as "(Loss) income from discontinued operations, net of tax -- Other" and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash (used for) provided by discontinued operations."

5.  RESTRUCTURING AND OTHER EXPENSES

     Components of other expenses are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----    -----    -----
                                                                  (IN THOUSANDS)
Severance costs.............................................  $504      $--     $593
Other.......................................................   326       --       --
                                                              ----      ---     ----
                                                              $830      $--     $593
                                                              ====      ===     ====

     Severance Costs. In 2003, the Company recorded net expenses of $0.5 million for severance costs related to the realignment of the Company into the Physician Services and Hospital Services divisions. In 2001, the Company recorded net expenses of $0.6 million for severance costs associated with former executive management.

     A description of the amount of severance costs recorded and subsequently incurred is as follows:

                         ACCRUED     ADDITION                  ACCRUED                    ACCRUED      ADDITION
                        SEVERANCE       TO         COSTS      SEVERANCE       COSTS      SEVERANCE        TO
                        LIABILITY     ACCRUED     PAID OR     LIABILITY      PAID OR     LIABILITY      ACCRUED
                        JANUARY 1,   SEVERANCE   OTHERWISE   DECEMBER 31,   OTHERWISE   DECEMBER 31,   SEVERANCE
                           2001      LIABILITY    SETTLED        2001        SETTLED        2002       LIABILITY
                        ----------   ---------   ---------   ------------   ---------   ------------   ---------
                                                             (IN THOUSANDS)
Severance costs.......    $1,387       $593        $(845)       $1,135        $(822)        $313         $504

                                      ACCRUED
                          COSTS      SEVERANCE
                         PAID OR     LIABILITY
                        OTHERWISE   DECEMBER 31,
                         SETTLED        2003
                        ---------   ------------
                             (IN THOUSANDS)
Severance costs.......    $(299)        $518

     Other. In 2003, the Company incurred approximately $0.3 million of restructuring expenses related to the realignment of the Company into the Physician Services and Hospital Services divisions.

     Restructuring Expenses. Under SFAS No. 146, the Company discloses certain information related to restructuring expenses.

     In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). As part of the Physician Services Restructuring Plan, the Company recorded restructuring reserves in 1995 through 1996. In 1996, the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Company abandoned its Reengineering Project. The Company periodically reevaluates the adequacy of the reserves established for the Physician Services Restructuring Plan. In 1997 and 1999 the Company recorded an additional expense of $1.7 million and $0.3 million, respectively, for lease termination costs.

     A description of the type and amount of restructuring costs recorded at the commitment date and subsequently incurred for the restructurings discussed above is as follows:

                                     RESERVE       COSTS       RESERVE        COSTS       RESERVE        COSTS       RESERVE
                                     BALANCE      PAID OR      BALANCE       PAID OR      BALANCE       PAID OR      BALANCE
                                    JANUARY 1,   OTHERWISE   DECEMBER 31,   OTHERWISE   DECEMBER 31,   OTHERWISE   DECEMBER 31,
                                       2001       SETTLED        2001        SETTLED        2002        SETTLED        2003
                                    ----------   ---------   ------------   ---------   ------------   ---------   ------------
                                                                          (IN THOUSANDS)
Lease termination costs...........    $2,873       $(535)       $2,338        $(358)       $1,980        $(550)       $1,430

     The terminated leases have various expiration dates through 2011. The estimated lease termination costs to be incurred within the next 12 months are classified in Accrued expenses in the Company's Consolidated Balance Sheets. The estimated lease termination costs to be incurred beyond the next 12 months are classified in Other obligations in the Company's Consolidated Balance Sheets.

6.  PROCESS IMPROVEMENT PROJECT

     The Company incurred approximately $3.4 million of expense in 2001, associated with the implementation of a process improvement project within the Physician Services division (the "Project"). The Project installed a formalized set of productivity and quality measures, workflow processes and a management operating system in certain of the Company's major processing centers. The Project focused on productivity improvements that resulted in both improved client service and improved profitability for the division.

     The Company completed the first phase of the Project, which involved implementation in twelve of the division's larger processing centers, in the third quarter of 2001 with all costs for this phase incurred as of September 30, 2001. In 2001, the costs associated with the Project primarily consisted of professional fees paid to outside consultants retained exclusively for implementation of the Project.

     The Company completed the second phase of the Project, which began in the first quarter of 2002, as of September 30, 2002, with implementation into an additional fifteen processing centers. The Company implemented the second phase with internal resources, and therefore the Company did not incur any external project costs.

7.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                2003          2002
                                                              ---------   -------------
                                                                          (AS RESTATED)
                                                                   (IN THOUSANDS)
Land........................................................  $     590     $     590
Buildings...................................................      2,751         2,751
Furniture and fixtures......................................     15,886        15,380
Equipment...................................................    110,443       114,150
Leasehold improvements......................................      6,101         5,355
                                                              ---------     ---------
                                                                135,771       138,226
Less accumulated depreciation...............................   (119,337)     (118,677)
                                                              ---------     ---------
                                                              $  16,434     $  19,549
                                                              =========     =========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

8.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                               2003         2002
                                                              -------   -------------
                                                                        (AS RESTATED)
                                                                  (IN THOUSANDS)
Goodwill....................................................  $39,057      $39,057
Client lists................................................   44,308       44,308
Developed technology........................................    4,616        4,616
Trademarks..................................................    1,316        1,316
Software development costs..................................   19,112       15,136
                                                              -------      -------
                                                              108,409      104,433
Less accumulated amortization...............................  (56,073)     (48,939)
                                                              -------      -------
                                                              $52,336      $55,494
                                                              =======      =======

     In accordance with Accounting Principles Board Opinion No. 16, Business Combinations, as of December 31, 2001, the Company finalized the purchase price allocation of its most recent acquisitions, with a portion of the amount previously allocated to goodwill being reallocated to finite-lived intangible assets. The amounts reallocated to finite-lived intangible assets totaled approximately $9.2 million. The amortization period of the amounts allocated to client lists ranges from five to ten years. The amortization period of the amounts allocated to developed technology is five years.

     In February 2003, the Company determined that its KHS acquisition would not meet its purchase agreement operational targets and reduced the purchase price allocation to goodwill by approximately $5.9 million. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet.

     Expenditures on capitalized software development costs were approximately $4.0 million, $3.4 million and $2.4 million in 2003, 2002 and 2001, respectively. Amortization expense related to the Company's capitalized software costs totaled $2.1 million, $2.0 million (as restated) and $1.9 million (as restated) in 2003, 2002 and 2001, respectively. The unamortized balance of software development costs at December 31, 2003 and 2002 was $6.9 million and $5.1 million (as restated), respectively. The Company amortizes software development costs using the straight-line method over the estimated useful lives of the assets, which are generally three to five years.

     The acquired intangible asset amortization expense estimated as of December 31, 2003, for the five years following 2003 and thereafter is as follows (in thousands):

2004........................................................   $ 4,942
2005........................................................     4,159
2006........................................................       869
2007........................................................       404
2008........................................................       404
Thereafter..................................................       773
                                                               -------
                                                               $11,551
                                                               =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

9.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                               2003         2002
                                                              -------   -------------
                                                                        (AS RESTATED)
                                                                  (IN THOUSANDS)
Interest....................................................  $    44      $ 6,270
Accrued restructuring and severance costs, current..........      357          793
Accrued legal costs.........................................    3,548        3,460
Accrued legal settlements -- Lloyd's related................    5,200        1,666
Accrued taxes...............................................    1,869          862
Funds due clients...........................................    2,292        2,200
Accrued costs of businesses acquired........................      159          237
Other.......................................................    5,568        5,427
                                                              -------      -------
                                                              $19,037      $20,915
                                                              =======      =======

10.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
9 1/2% Senior Notes due February 15, 2005 (the "Notes").....  $     --   $175,000
Term Loan B due September 11, 2008, weighted average
  interest rate of 5.73% in 2003............................   121,875         --
Capital lease obligations, weighted average effective
  interest rate of 0.5% in 2002.............................        --         20
                                                              --------   --------
                                                               121,875    175,020
Less current portion........................................   (12,500)   (15,020)
                                                              --------   --------
                                                              $109,375   $160,000
                                                              ========   ========

     On February 20, 1998, the Company issued $175 million of 9 1/2% Senior Notes due 2005 (the "Notes"). Under the Indenture that governed the Notes, the balance of net proceeds, as defined, from the sale of any assets having a fair value in excess of $1.0 million was required to be invested in the Company's business within 360 days of receipt of proceeds related to the sale or they would become "excess proceeds," as defined. If the aggregate of excess proceeds became greater than $10.0 million, the Company was required to offer to repurchase the Notes at par with such excess proceeds. In February 2003, the Company reduced its unpaid portion of the purchase price allocation for the Company's 2000 acquisition of KHS (refer to Note 3 for more information). Due to the reduction of the KHS purchase price allocation, excess proceeds exceeded $10.0 million. Therefore, on March 17, 2003, the Company repurchased $15.0 million of the Notes at par plus accrued interest of approximately $0.1 million. The Company incurred a write-off of approximately $0.2 million of deferred debt issuance costs associated with the original issuance of the Notes related to this repurchase, which is included in loss on extinguishment of debt in the Company's Consolidated Statements of Operations.

     On August 12, 2003, the Company commenced a cash tender offer for its then-outstanding $160 million of Notes (the "Tender Offer"). On September 11, 2003, the Company repurchased $143.6 million of the Notes that were tendered at the redemption price of 102.375% of the principal

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES amount, as required under the Indenture governing the Notes, and accrued interest of approximately $1.0 million. The Notes tendered by August 25, 2003 included a premium of 0.25% of the principal amount in addition to the redemption price of 102.375% of the principal amount. The remaining $16.4 million of the Notes were retired on September 18, 2003, through a call initiated by the Company on August 12, 2003, at the redemption price of 102.375% of the principal amount plus accrued interest of approximately $10,000 (the "Call"). The Company incurred a write-off of approximately $1.4 million of deferred issuance costs associated with the original issuance of the Notes related to their retirement through the Tender Offer and the Call, which are included in loss on extinguishment of debt in the Company's Consolidated Statements of Operations. In addition, the Company incurred expenses associated with the retirement of the Notes of approximately $4.7 million, including the Tender Offer premium and the Call premium which are also included in loss on extinguishment of debt in the Company's Consolidated Statements of Operations.

     On April 16, 2001, the Company entered into a $50 million credit facility (the "2001 Credit Facility"). The Company did not incur any borrowings under the 2001 Credit Facility, and, on September 11, 2003, the Company terminated the 2001 Credit Facility.

     On September 11, 2003, the Company entered into a $175 million Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $125 million Term Loan B (the "Term Loan B") and a $50 million revolving credit facility (the "Revolving Credit Facility"). Under the Credit Agreement, the Company has the option of entering into LIBOR-based loans or base rate loans, each as defined in the Credit Agreement. The Company had approximately $121.9 million outstanding under the Term Loan B as of December 31, 2003, under a LIBOR-based interest contract, bearing interest at 5.39%. The Term Loan B bears interest at a rate of either LIBOR plus 4.25% or the base rate, which approximates prime, plus 2.75%, and matures in five years. The Term Loan B includes mandatory quarterly principal payments based on annual amortization of 10% for the first two years, 15% for years three and four and 50% in year five. LIBOR-based loans under the Revolving Credit Facility bear interest at LIBOR plus amounts ranging from 3.0% to 3.5% based on the Company's leverage ratio, as defined in the Credit Agreement. Base-rate loans under the Revolving Credit Facility bear interest at the Base Rate, which approximates prime, plus amounts ranging from 1.50% to 2.00% based on the Company's leverage ratio, as defined in the Credit Agreement. In addition, the Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum.

     Proceeds from the Term Loan B, proceeds from the sale of Patient1 and cash on hand were used to fund the Tender Offer. The Company used cash on hand to fund the Call. During 2003, the Company capitalized expenses related to the refinancing transactions of approximately $5.5 million, including legal and other professional fees related to the Credit Agreement, which are included in the Company's Other Long-term Assets on the Consolidated Balance Sheets. The Company will amortize these costs over the term of the Revolving Credit Facility and the Term Loan B agreements, for three and five years, respectively, and include them in interest expense.

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

     The Credit Agreement contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage, each

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES as defined in the Credit Agreement. The Company was in compliance with all applicable covenants as of December 31, 2003.

     Under the $175 million Credit Agreement, the Company has certain reporting requirements for the submission of its financial statements to the Lenders, as defined in the Credit Agreement. On April 30, 2004, the Company was granted an extension of the May 15, 2004, submission deadline for its results for the period ended March 31, 2004. The Company has until the extended deadline of May 28, 2004, to submit its first quarter 2004 financial statements to the Lenders.

     The initial term of the Revolving Credit Facility is three years. The Company and the Lender can mutually agree to extend this term by up to two years. The Company intends to use the Revolving Credit Facility, as needed, for future investments in its operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, as needed, and other general corporate purposes. The Company has not incurred any borrowings under the Revolving Credit Facility as of December 31, 2003.

     The Company's policy is to amortize debt issuance costs using the straight-line method over the life of the debt agreement. Amortization expense related to debt issuance costs on the Notes, the 2001 Credit Facility and the Credit Agreement for the years ended 2003, 2002, and 2001 were $1.5 million, $1.4 million and $1.3 million, respectively.

     The aggregate maturities of long-term debt are as follows (in thousands):

2004........................................................   $ 12,500
2005........................................................     14,063
2006........................................................     18,750
2007........................................................     29,687
2008........................................................     46,875
                                                               --------
                                                               $121,875
                                                               ========

     The Company's capital leases consisted principally of leases for equipment. As of December 31, 2002, the net book value of equipment subject to capital leases totaled $0.01 million.

11.  LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases, which expire at various dates through 2011. Rent expense was $14.4 million, $14.8 million and $14.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

2004........................................................   $12,635
2005........................................................     8,682
2006........................................................     5,263
2007........................................................     3,450
2008........................................................     2,197
Thereafter..................................................     3,308
                                                               -------
                                                               $35,535
                                                               =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

12.  LEGAL MATTERS

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

  SETTLED LEGAL MATTERS

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

     On May 30, 2002, the Company received a letter from Lloyd's purporting to rescind various managed healthcare professional liability, or errors and omissions ("E&O") and directors and officers and company reimbursement ("D&O") insurance policies (collectively the "Policies") issued to the Company by Lloyd's. The E&O policies were for the term of December 31, 1998, through June 30, 2002, and the D&O policies were for the term of July 1, 2000, through June 30, 2002. The purported rescission was based on allegations that the Company had failed to advise Lloyd's about the existence of several lawsuits that were alleged to be related to the risk covered under the Policies.

     On May 31, 2002, Lloyd's filed a lawsuit in the Circuit Court for Kent County, Michigan, against the Company seeking rescission of the E&O and D&O policies based on the allegations in its letter, dated May 30, 2002, or a declaration that coverage is unavailable for the claim related to the February 2002 settlement (discussed above) under the policies issued by Lloyd's. Lloyd's also claimed restitution of the $2.0 million paid by Lloyd's on behalf of the Company in that settlement. On June 5, 2002, the Company filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against Lloyd's seeking damages for breach of contract and breach of obligations of good faith and fair dealing, including punitive damages. The Company also seeks a declaratory judgment to enforce the E&O and D&O policies according to their terms.

     The lawsuit filed by Lloyd's was dismissed during December 2002 with the Michigan court citing California as a more suitable forum in which to hear the litigation. During June 2003, the California Superior Court ordered the Company and Lloyd's to engage in nonbinding mediation to be completed by October 30, 2003.

     The Company's insurance coverage for both the E&O and D&O policies was scheduled to be renewed as of June 30, 2002, and the Company was in the process of actively pursuing new coverage with insurance carriers, including Lloyd's, when the attempted rescission notice was received from Lloyd's. Due to the attempted rescission, the Company expedited its insurance proposal process, and in mid-June 2002, the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Company secured insurance coverage with a policy period of 12 months. The Company experienced a significant, above-market increase in insurance premiums and deductibles with its June 2002 policies as a result of the actions of Lloyd's and is seeking reimbursement for a portion of the increased premium costs and increased deductibles in its lawsuit against Lloyd's. During June 2003, the Company secured new insurance policies in the ordinary course of business, at substantially reduced premiums compared to the previous twelve-month policies. For the years 2003 and 2002, the Company incurred approximately $3.0 million and $2.8 million, respectively, in expenses related to its litigation with Lloyd's and increased insurance premiums. These costs are reflected in the Company's Corporate segment. In the Company's Consolidated Statements of Operations, these costs are included in Other operating expenses.

     On May 10, 2004, the Company reached a $20 million settlement with Lloyd's.

     The settlement entails a $20 million cash payment that is payable by Lloyd's 60 days from the settlement date or by July 9, 2004. Lloyd's will, at their expense, defend, settle or otherwise resolve the two remaining pending claims under the E&O policies. (There were no D&O claims against the Company under the Lloyd's policies.) In exchange, Per-Se will provide Lloyd's with a full release of all E&O and D&O policies. The California Superior Court will retain jurisdiction to enforce any aspect of the settlement agreement.

     During the course of the litigation, the Company was required to fund the legal costs and any litigation settlements related to E&O claims covered by the Lloyd's E&O policies. At December 31, 2003, the Company's receivable from Lloyd's was $17.4 million associated with legal and settlement costs in excess of the Lloyd's E&O deductible. This $17.4 million balance includes $10.6 million that was paid during 2002 and 2003, and additional obligations to be paid of approximately $6.8 million. The additional obligations of approximately $6.8 million have been paid or are scheduled to be paid as follows: $2.0 million was paid in February 2004, an additional $0.6 million will be paid during the first half of 2004, $1.1 million will be paid in January 2005 and $3.1 million will be paid upon a favorable outcome with Lloyd's. As of the settlement date, the Company had an $18.3 million receivable from Lloyd's, of which approximately $5 million has not been paid. The Company expects to record a gain of approximately $1.7 million on settlement when the cash is received.

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

     In the event that a person becomes an Acquiring Person, except pursuant to an offer for all outstanding shares of Common Stock that the independent directors of the Company determine to be fair and otherwise in the best interests of the Company and its stockholders (after receiving advice from one or

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES more investment banking firms), each holder of a right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right (i.e., $150 per Unit).

     Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the rights become exercisable for Common Stock (or other consideration) of the Company, or for common stock of the acquiring company, or in the event of the redemption of the rights as set forth above. As of December 31, 2003 and 2002, no rights have become exercisable under this plan.

     On May 4, 2000, the Company amended the Rights Plan to provide that the meaning of the term "Acquiring Person" shall not include Basil P. Regan and Regan Partners, L.P. (collectively, "Regan Fund Management"), so long as Regan Fund Management does not become the beneficial owner of 20% or more of the outstanding shares of Common Stock. Effective March 6, 2002, the Company amended the Rights Plan to rescind the May 4, 2000, amendment, thereby making Regan Fund Management subject to the 15% beneficial ownership threshold described above. On March 10, 2003, the Company amended the Rights Plan to provide that the term "Acquiring Person" shall not include ValueAct Capital Partners, L.P. ("ValueAct Partners"), ValueAct Capital Partners II, L.P. ("ValueAct Partners II"), ValueAct Capital International, Ltd. ("ValueAct International"), VA Partners, L.L.C. ("VA Partners"), Jeffrey W. Ubben, George F. Hamel, Jr., and Peter H. Kamin (ValueAct Partners, ValueAct Partners II, ValueAct International, VA Partners and Messrs. Ubben, Hamel and Kamin, and their affiliates, collectively "ValueAct"), so long as ValueAct does not become the Beneficial Owner of 20% or more of the then outstanding shares of Common Stock. As of December 31, 2003, ValueAct Partners was the beneficial owner of approximately 17.1% of the outstanding shares of Common Stock.

14.  COMMON STOCK OPTIONS AND STOCK AWARDS

     The Company has several stock option plans including a Non-Qualified Stock Option Plan, a Non-Qualified Stock Option Plan for Employees of Acquired Companies and a Non-Qualified Stock Option Plan for Non-Executive Employees. Options expire ten to eleven years after the date of grant and generally vest over a three-to-five year period. The total number of options available for future grant under these stock option plans was approximately 1.7 million at December 31, 2003.

     The Company also has a Non-Qualified Non-Employee Director Stock Option Plan (the "Director Plan") for non-employees who serve on the Company's Board of Directors. The Director Plan provides for an initial grant of 10,000 options at a strike price equal to the average of the fair market values for the five trading days prior to the date of the grant. Additionally, each non-employee director receives an annual grant of 10,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan originally vested over a five-year period and expired eleven years from the date of grant. On April 1, 1999, the Director Plan was amended so that all future options granted under the Director Plan fully vest as of the date of grant but are not exercisable until one year after the date of grant. As of December 31, 2003, the Company had 228,543 options available for future grant under this plan.

     The Company's Senior Executive Non-Qualified Stock Option Plan permitted certain former Company executive officers to purchase shares of the Company's Common Stock. All options under this plan expired on January 16, 2001.

     In June of 1999, in connection with the settlement with the former shareholders of MMS, the Company issued warrants to purchase 166,667 shares of Common Stock. These warrants are currently

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES exercisable at an exercise price of $15.94 per share and will expire on June 25, 2004. The Company has reserved 166,667 shares for future issuance for these warrants outstanding.

     Activity related to all stock option plans is summarized as follows (shares in thousands):

                                   2003                        2002                         2001
                        --------------------------   -------------------------   --------------------------
                                  WEIGHTED-AVERAGE            WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                        SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE
                        -------   ----------------   ------   ----------------   -------   ----------------
Options outstanding as
  of January 1........    7,319        $ 8.36         6,934        $8.07           4,449        $10.90
Granted...............      685         11.66           890         9.97           4,250          6.77
Exercised.............   (1,159)         6.87          (194)        5.53             (62)         4.80
Canceled..............     (210)         8.84          (311)        8.35          (1,703)        11.73
                        -------                      ------                      -------
Options outstanding as
  of December 31......    6,635        $ 8.94         7,319        $8.36           6,934        $ 8.07
                        =======                      ======                      =======
Options exercisable as
  of December 31......    3,838        $ 9.31         3,057        $9.76           1,831        $12.00
                        =======                      ======                      =======
Weighted-average fair
  value of options
  granted during the
  year................  $  5.25                      $ 4.44                      $  3.10
                        =======                      ======                      =======

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (shares in thousands):

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                             ----------------------------------------   --------------------------
                                               WEIGHTED-
                                 NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                             OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
                              DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES          2003           LIFE         PRICE          2003          PRICE
------------------------     --------------   -----------   ---------   --------------   ---------
$2.25 to $6.00.............      1,455           7.99        $ 5.32           922         $ 4.93
$6.02 to $9.06.............      3,566           8.04          7.57         1,865           7.50
$10.00 to $13.05...........        460           7.80         11.64           281          11.62
$13.51 to $19.96...........      1,012           6.14         15.31           628          16.26
$21.19 to $22.31...........         81           4.15         21.30            81          21.30
$26.10 to $29.34...........         49           4.82         28.80            49          28.80
$30.00 to $135.00..........         12           2.15         45.97            12          45.97
                                 -----                                      -----
$2.25 to $135.00...........      6,635           7.64          8.94         3,838           9.31
                                 =====                                      =====

     The Company accounts for its stock-based compensation plans under APB No.
25. As a result, the Company has not recognized compensation expense for stock options granted to employees with an exercise price equal to the quoted market price of the Common Stock on the date of grant and that vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the Company estimates the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES fair value of each option grant as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              2003    2002    2001
                                                              -----   -----   -----
Expected life (years).......................................    5.0     4.7     4.8
Risk-free interest rate.....................................   3.00%   3.55%   3.85%
Dividend rate...............................................   0.00%   0.00%   0.00%
Expected volatility.........................................  53.05%  54.65%  64.96%

     Per-Se has never paid cash dividends on its Common Stock. The Credit Agreement entered into on September 11, 2003, contains restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

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

     For the years ended December 31, 2003 and 2002, the Plan purchased a total of 31,842 shares and 89,857 shares, respectively, of the Company's Common Stock at a total cost of approximately $0.3 million and $1.0 million, respectively. In accordance with the FASB Emerging Task Force ("EITF") Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, these amounts and the Company's obligation are reflected as treasury stock and deferred compensation obligation, respectively, in the financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

16.  INCOME TAXES

     Income tax expense attributable to continuing operations comprises the following:

                                                     2003         2002            2001
                                                   --------   -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
                                                                (IN THOUSANDS)
Current:
  Federal........................................  $   (701)     $    --         $    --
  State..........................................       728          800             343
Deferred:
  Federal........................................     6,624        3,260           1,166
  State..........................................    10,869       (3,740)            146
Valuation allowance..............................   (17,493)         480          (1,312)
                                                   --------      -------         -------
Income tax expense attributable to continuing
  operations.....................................  $     27      $   800         $   343
                                                   ========      =======         =======

     In 2003, the Company recognized the benefit of a federal income tax refund of approximately $0.8 million related to the gain on the sale of Healthcare Recoveries, Inc. ("HRI"). A tax law revision identified by the Company permitted the Company to file for an automatic refund. The Company expects to receive the refund in late 2004.

     A reconciliation between the amount determined by applying the federal statutory rate to income (loss) before income taxes and income tax expense is as follows:

                                                     2003         2002            2001
                                                   --------   -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
                                                                (IN THOUSANDS)
Income tax expense (benefit) at federal statutory
  rate...........................................  $  5,315      $ 3,764         $(2,926)
State taxes, net of federal benefit..............       480          528             226
Change in tax rates..............................    10,869       (4,236)             --
Nondeductible goodwill amortization..............        --           --             208
Valuation allowance..............................   (17,493)         480          (1,312)
Other............................................       856          264           4,147
                                                   --------      -------         -------
                                                   $     27      $   800         $   343
                                                   ========      =======         =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes at December 31, 2003 and 2002, are as follows:

                                                                2003          2002
                                                              ---------   -------------
                                                                          (AS RESTATED)
                                                                   (IN THOUSANDS)
CURRENT:
Accounts receivable, unbilled...............................  $    (624)    $    (823)
Accrued expenses............................................      6,056         6,797
Valuation allowance.........................................     (7,125)       (7,301)
Other.......................................................      1,693         1,327
                                                              ---------     ---------
                                                              $      --     $      --
                                                              =========     =========
NONCURRENT:
Net operating loss carryforwards............................  $ 156,792     $ 163,444
Valuation allowance.........................................   (178,430)     (205,047)
Depreciation and amortization...............................     20,266        39,590
Other.......................................................      1,372         2,013
                                                              ---------     ---------
                                                              $      --     $      --
                                                              =========     =========

     At December 31, 2003, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $406.9 million, which consist of $344.8 million of consolidated NOLs and $62.1 million of separate return limitation year NOLs. The NOLs will expire at various dates between 2004 and 2022 as follows:

                                                                  AMOUNTS
                                                                 EXPIRING
                                                               -------------
                                                               (IN MILLIONS)
between 2004 and 2006.......................................      $ 31.7
between 2007 and 2010.......................................        81.7
between 2011 and 2014.......................................       142.7
between 2015 and 2022.......................................       150.8
                                                                  ------
                                                                  $406.9
                                                                  ======

     As of December 31, 2003, the Company has a net deferred tax asset of $185.5 million, which is offset by a valuation allowance of $185.5 million. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the NOLs. If, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset, the Company will adjust this valuation reserve accordingly.

17.  EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans. The Company matches a percentage of the employee contributions. The Company's contribution expense was $1.8 million, $1.6 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

18.  CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Non-cash investing and financing activities:
  Additions to capital lease obligations................  $    --   $    --   $   165
  Liabilities assumed in acquisitions...................       --        --       311
  KHS purchase price adjustment.........................       --    (5,789)       --
  Common Stock issued in acquisition....................       --        --        35
Cash paid for:
  Interest..............................................   18,375    16,829    16,731
  Extinguishment of debt................................    5,412        --        --
  Income taxes..........................................      565       807       189

19.  SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its two operating divisions: Physician Services and Hospital Services.

     On July 1, 2003, the Company realigned its operations to better focus on its core healthcare constituents -- physician practices and hospitals. The Company created the Hospital Services division by combining the offerings of the former e-Health Solutions and Application Software divisions, with the exception of the Company's ASP-based physician practice management ("PPM") solution, which was transferred to the Physician Services division.

     The Physician Services division provides Connective Healthcare services and solutions that manage the revenue cycle for physician groups. The division is the largest and only national provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. The division recognizes revenue primarily on a contingency fee basis, which aligns the division's interests with the interests of the physician groups it services. The division also sells a PPM solution that is delivered via an ASP model. The division's revenue model is almost entirely recurring in nature. The outsourced services business recognizes a percentage of the physician group's revenue for the services performed, and the PPM solution collects a monthly usage fee from the physician practices using the system. The business of the Physician Services division is conducted by PST Services, Inc. a Georgia corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

     The Hospital Services division provides Connective Healthcare solutions that increase revenue and decrease expenses for hospitals, with a focus on revenue cycle management and resource management. The division's revenue cycle management solutions enable a hospital's central billing office to improve its revenue cycle. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle offering. The division also provides resource management solutions that enable hospitals to efficiently manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The division recognizes revenue on both a per-transaction basis for many of its revenue cycle management solutions as well as on a

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES percentage-of-completion basis or upon software shipment for its software solutions in both the revenue cycle and resource management areas. The division has a high proportion of recurring revenue due to its transaction-based business and the maintenance revenue from its substantial installed base for the resource management software solutions. The business of the Hospital Services division is conducted by the following wholly owned subsidiaries of the Company: Per-Se Transaction Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; PST Products, LLC, a California limited liability company; and Knowledgeable Healthcare Solutions, Inc., an Alabama corporation. All of these subsidiaries do business under the name "Per-Se Technologies."

     The Company evaluates each segment's performance based on its segment operating profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expenses, other operating expenses, restructuring expenses, depreciation and amortization.

     The Hospital Services segment revenue includes intersegment revenue for services provided to the Physician Services segment, which are shown as Eliminations to reconcile to total consolidated revenue.

     The Company's segment information from continuing operations is as follows:

                                                              AS OF DECEMBER 31,
                                                   ----------------------------------------
                                                     2003         2002            2001
                                                   --------   -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
                                                                (IN THOUSANDS)
Revenue:
  Physician Services.............................  $251,251     $245,383        $236,627
  Hospital Services..............................    97,240       92,854          80,942
  Eliminations...................................   (13,322)     (12,673)        (11,747)
                                                   --------     --------        --------
                                                   $335,169     $325,564        $305,822
                                                   ========     ========        ========
Segment operating expenses:
  Physician Services.............................  $221,895     $219,519        $226,101
  Hospital Services..............................    74,671       74,014          67,531
  Corporate......................................    15,417       14,816          12,980
  Eliminations...................................   (13,322)     (12,673)        (11,747)
                                                   --------     --------        --------
                                                   $298,661     $295,676        $294,865
                                                   ========     ========        ========
Segment operating profit:
  Physician Services.............................  $ 29,356     $ 25,864        $ 10,526
  Hospital Services..............................    22,569       18,840          13,411
  Corporate......................................   (15,417)     (14,816)        (12,980)
                                                   --------     --------        --------
                                                   $ 36,508     $ 29,888        $ 10,957
                                                   ========     ========        ========
Interest expense.................................  $ 14,646     $ 18,069        $ 18,009
                                                   ========     ========        ========
Interest income..................................  $   (297)    $   (471)       $ (1,121)
                                                   ========     ========        ========
Loss on extinguishment of debt...................  $  6,255     $     --        $     --
                                                   ========     ========        ========
Income (loss) before income taxes................  $ 15,904     $ 12,290        $ (5,931)
                                                   ========     ========        ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                              AS OF DECEMBER 31,
                                                   ----------------------------------------
                                                     2003         2002            2001
                                                   --------   -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
                                                                (IN THOUSANDS)
Depreciation and amortization:
  Physician Services.............................  $ 10,475     $ 12,114        $ 13,249
  Hospital Services..............................     5,270        5,694           7,084
  Corporate......................................       764          936           1,119
                                                   --------     --------        --------
                                                   $ 16,509     $ 18,744        $ 21,452
                                                   ========     ========        ========
Capital expenditures and capitalized software
  development costs:
  Physician Services.............................  $  5,467     $  5,718        $  3,349
  Hospital Services..............................     4,655        3,809           3,385
  Corporate......................................       221          369             416
                                                   --------     --------        --------
                                                   $ 10,343     $  9,896        $  7,150
                                                   ========     ========        ========

                                                                 AS OF DECEMBER 31,
                                                              ------------------------
                                                                2003         2002
                                                              --------   -------------
                                                                         (AS RESTATED)
                                                                   (IN THOUSANDS)
Identifiable Assets:
  Physician Services(1).....................................  $ 63,222     $ 64,524
  Hospital Services(1)......................................    58,021       56,362
  Corporate.................................................    50,281       62,666
  Discontinued operations...................................       129       26,079
                                                              --------     --------
                                                              $171,653     $209,631
                                                              ========     ========

---------------

(1) Identifiable assets in the Physician Services and Hospital Services divisions include approximately $8,936 and $23,613 of goodwill, respectively, for all periods presented.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           QUARTER ENDED
                                    -----------------------------------------------------------
                                      MARCH 31         JUNE 30      SEPTEMBER 30    DECEMBER 31
                                    -------------   -------------   -------------   -----------
                                    (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
Revenue...........................     $81,998         $85,456         $84,523        $83,192
Income (loss) from continuing
  operations......................       3,121           5,013            (120)         7,863
Discontinued operations, net of
  tax.............................      (1,284)         (1,932)            626         (1,298)
Net income........................       1,837           3,081             506          6,565
Net income (loss) per common
  share -- basic from continuing
  operations......................        0.10            0.16           (0.00)          0.25
  Discontinued operations, net of
     tax, per common share........       (0.04)          (0.06)           0.02          (0.04)
  Net income per common share --
     basic........................        0.06            0.10            0.02           0.21
  Shares used to compute net
     income per common
     share -- basic...............      30,172          30,238          30,677         31,276
Net income per common share --
  diluted from continuing
  operations......................        0.10            0.16           (0.00)          0.23
  Discontinued operations, net of
     tax, per common share........       (0.04)          (0.06)           0.02          (0.04)
  Net income per common share --
     diluted......................        0.06            0.10            0.02           0.19
  Shares used to compute net
     income per common
     share -- diluted.............      31,037          31,866          30,677         34,039

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                           QUARTER ENDED
                                   -------------------------------------------------------------
                                     MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                   -------------   -------------   -------------   -------------
                                   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Revenue..........................     $78,996         $81,607         $83,048         $81,913
Income from continuing
  operations.....................       2,725           2,120           2,820           3,825
Discontinued operations, net of
  tax............................        (933)           (274)         (1,138)           (156)
Net income.......................       1,792           1,846           1,682           3,669
Net income per common share --
  basic from continuing
  operations.....................        0.09            0.07            0.09            0.13
  Discontinued operations, net of
     tax, per common share.......       (0.03)          (0.01)          (0.04)           0.00
  Net income per common share --
     basic.......................        0.06            0.06            0.05            0.13
  Shares used to compute net
     income per common
     share -- basic..............      29,990          30,049          30,083          30,119
Net income per common share --
  diluted from continuing
  operations.....................        0.08            0.07            0.09            0.12
  Discontinued operations, net of
     tax, per common share.......       (0.03)          (0.01)          (0.04)          (0.00)
  Net income per common share --
     diluted.....................        0.05            0.06            0.05            0.12
  Shares used to compute net
     income per common
     share -- diluted............      32,527          32,491          31,258          31,585

21.  SUBSEQUENT EVENTS

     The Company's principal executive office is leased and is located in Atlanta, Georgia. The lease for that office expires in February 2005. Effective July 2004, the Company plans to relocate its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable operating lease for that office space in February 2004 that will expire in June 2014. The new landlord will assume the payments for the lease of the Company's current office space. Future minimum lease payments through 2014 under the new lease are $13.4 million. The Company intends to meet this and its other contractual obligations with cash from continuing operations.

22.  COST OF ADDITIONAL PROCEDURES (UNAUDITED)

     The Company expects to record costs totaling approximately $6 million to $7 million during 2004 for the additional procedures discussed in Note 2. Approximately $4 million of costs associated with the additional procedures were recorded for the three months ended March 31, 2004 with the remainder to be recorded during the three months ended June 30, 2004.

                           PER-SE TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               ADDITIONS
                                                         ---------------------
                                            BALANCE AT   CHARGED TO   CHARGED
                                            BEGINNING    COSTS AND    TO OTHER                BALANCE AT
DESCRIPTION                                  OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS   END OF YEAR
-----------                                 ----------   ----------   --------   ----------   -----------
YEAR ENDED DECEMBER 31, 2003
  Allowance for doubtful accounts.........    $4,288       $1,159       --        $  (652)      $4,795
YEAR ENDED DECEMBER 31, 2002
  Allowance for doubtful accounts (As
     Restated)............................    $4,759       $1,489       --        $(1,960)      $4,288
YEAR ENDED DECEMBER 31, 2001
  Allowance for doubtful accounts (As
     Restated)............................    $8,900       $2,712       --        $(6,853)      $4,759