Form 10-Q
period 2004-03-31
PER SE TECHNOLOGIES INC
filed 2004-05-27
CIK 878556

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                       SHARES OUTSTANDING AT MAY 25, 2004
                --------------                       ----------------------------------
         Common Stock $0.01 Par Value                        31,620,591 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

                                                                               PAGE
                                                                               ----
                           PART I: FINANCIAL INFORMATION
Item 1.
                 Financial Statements
                                                                                 2
                 Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
                 and December 31, 2003.......................................
                                                                                 3
                 Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (Unaudited)...................
                                                                                 4
                 Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (Unaudited)...................
                                                                                 5
                 Notes to Consolidated Financial Statements..................
Item 2.                                                                         14
                 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................
Item 3.                                                                         24
                 Quantitative and Qualitative Disclosures About Market
                 Risk........................................................
Item 4.                                                                         24
                 Controls and Procedures.....................................
                            PART II: OTHER INFORMATION
Item 1.                                                                         26
                 Legal Proceedings...........................................
Item 6.                                                                         26
                 Exhibits and Reports on Form 8-K............................

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2004           2003
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                   PAR VALUE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 20,502      $ 25,271
  Restricted cash...........................................          77            66
                                                                --------      --------
     Total cash and cash equivalents........................      20,579        25,337
  Accounts receivable, billed (less allowances of $4,538 and
     $4,267 as of March 31, 2004 and December 31, 2003,
     respectively)..........................................      47,772        46,335
  Accounts receivable, unbilled (less allowances of $528 as
     of March 31, 2004 and December 31, 2003)...............       1,760         1,613
  Lloyd's receivable........................................      18,277        17,405
  Other.....................................................       6,852         6,183
                                                                --------      --------
     Total current assets...................................      95,240        96,873
Property and equipment, net of accumulated depreciation.....      15,937        16,434
Goodwill, net of accumulated amortization...................      32,549        32,549
Other intangible assets, net of accumulated amortization....      19,129        19,787
Other.......................................................       5,651         5,881
Assets of discontinued operations, net......................          --           129
                                                                --------      --------
     Total assets...........................................    $168,506      $171,653
                                                                ========      ========
CURRENT LIABILITIES:
  Accounts payable..........................................    $  6,157      $  6,587
  Accrued compensation......................................      16,386        18,102
  Accrued expenses..........................................      19,064        19,037
  Current portion of long-term debt.........................      12,500        12,500
                                                                --------      --------
                                                                  54,107        56,226
  Deferred revenue..........................................      20,238        20,334
                                                                --------      --------
     Total current liabilities..............................      74,345        76,560
Long-term debt..............................................     106,250       109,375
Other obligations...........................................       1,995         2,908
Liabilities of discontinued operations......................          --           422
                                                                --------      --------
     Total liabilities......................................     182,590       189,265
                                                                --------      --------
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................          --            --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     31,621 and 31,322 issued and outstanding as of March
     31, 2004, and December 31, 2003, respectively..........         316           313
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................          --            --
  Paid-in capital...........................................     788,823       786,297
  Warrants..................................................       1,495         1,495
  Accumulated deficit.......................................    (804,259)     (805,286)
  Treasury stock at cost, 131 and 122 as of March 31, 2004
     and December 31, 2003, respectively....................      (1,376)       (1,303)
  Deferred stock unit plan obligation.......................       1,376         1,303
  Accumulated other comprehensive loss......................        (459)         (431)
                                                                --------      --------
     Total stockholders' deficit............................     (14,084)      (17,612)
                                                                --------      --------
     Total liabilities and stockholders' deficit............    $168,506      $171,653
                                                                ========      ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenue.....................................................   $84,601     $81,998
                                                               -------     -------
Salaries and wages..........................................    49,684      47,613
Other operating expenses....................................    23,201      22,094
Depreciation................................................     2,101       2,498
Amortization................................................     1,793       1,793
Other expenses..............................................     3,961          --
                                                               -------     -------
  Operating income..........................................     3,861       8,000
Interest expense............................................     2,074       4,482
Interest income.............................................       (52)       (108)
Loss on extinguishment of debt..............................        --         221
                                                               -------     -------
  Income before income taxes................................     1,839       3,405
Income tax expense..........................................       232         284
                                                               -------     -------
  Income from continuing operations.........................     1,607       3,121
                                                               -------     -------
Discontinued operations (see Note 7)
     Loss from discontinued operations, net of
      tax -- Patient1.......................................       (18)       (509)
     Loss on sale of Patient1, net of tax...................       (66)         --
     Loss from discontinued operations, net of
      tax -- Business1......................................      (303)       (764)
     Loss on sale of Business1, net of tax..................      (130)         --
     Loss from discontinued operations, net of
      tax -- Other..........................................       (63)        (11)
                                                               -------     -------
                                                                  (580)     (1,284)
                                                               -------     -------
       Net income...........................................   $ 1,027     $ 1,837
                                                               =======     =======
Net income per common share -- basic:
  Income from continuing operations.........................   $  0.05     $  0.10
     Loss from discontinued operations, net of
      tax -- Patient1.......................................        --       (0.02)
     Loss on sale of Patient1, net of tax...................        --          --
     Loss from discontinued operations, net of
      tax -- Business1......................................     (0.01)      (0.02)
     Loss on sale of Business1, net of tax..................     (0.01)         --
     Loss from discontinued operations, net of
      tax -- Other..........................................        --          --
                                                               -------     -------
       Net income per common share -- basic.................   $  0.03     $  0.06
                                                               =======     =======
Weighted average shares used in computing basic earnings per
  share.....................................................    31,531      30,172
                                                               =======     =======
Net income per common share -- diluted:
  Income from continuing operations.........................   $  0.05     $  0.10
     Loss from discontinued operations, net of
      tax -- Patient1.......................................        --       (0.02)
     Loss on sale of Patient1, net of tax...................        --          --
     Loss from discontinued operations, net of
      tax -- Business1......................................     (0.01)      (0.02)
     Loss on sale of Business1, net of tax..................     (0.01)         --
     Loss from discontinued operations, net of
      tax -- Other..........................................        --          --
                                                               -------     -------
       Net income per common share -- diluted...............   $  0.03     $  0.06
                                                               =======     =======
Weighted average shares used in computing diluted earnings
  per share.................................................    34,200      31,037
                                                               =======     =======

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004       2003
                                                              -------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 1,027   $  1,837
Adjustments to reconcile net income to net cash used for
  operating activities:
  Depreciation and amortization.............................    3,894      4,291
  Loss from discontinued operations.........................      384      1,284
  Loss on sale of discontinued operations and other.........      196         --
  Amortization of deferred financing costs..................      340        542
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................      (11)      (147)
     Accounts receivable, billed............................   (1,437)    (1,404)
     Accounts receivable, unbilled..........................     (147)       (38)
     Accounts payable.......................................     (447)     1,768
     Accrued compensation...................................   (1,728)    (3,786)
     Accrued expenses.......................................      (94)    (6,256)
     Deferred revenue.......................................      (96)    (1,897)
     Other, net.............................................   (2,594)    (1,370)
                                                              -------   --------
       Net cash used for continuing operations..............     (713)    (5,176)
       Net cash used for discontinued operations............     (483)    (3,013)
                                                              -------   --------
       Net cash used for operating activities...............   (1,196)    (8,189)
                                                              -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (1,629)    (1,124)
Software development costs..................................   (1,135)      (642)
Transaction costs on sale of discontinued operations........     (196)        --
Proceeds from sale of property and equipment................        3          1
Other.......................................................      (20)       (19)
                                                              -------   --------
       Net cash used for continuing operations..............   (2,977)    (1,784)
       Net cash used for discontinued operations............       --       (790)
                                                              -------   --------
       Net cash used for investing activities...............   (2,977)    (2,574)
                                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options.................    2,529         70
Payments of debt............................................   (3,125)   (15,014)
                                                              -------   --------
       Net cash used for financing activities...............     (596)   (14,944)
                                                              -------   --------
CASH AND CASH EQUIVALENTS:
Net change..................................................   (4,769)   (25,707)
Balance at beginning of period..............................   25,271     46,748
                                                              -------   --------
Balance at end of period....................................  $20,502   $ 21,041
                                                              =======   ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $ 1,765   $  8,537
  Income taxes..............................................       61        134

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements (interim financial statements) include the accounts of Per-Se Technologies, Inc. and its subsidiaries ("Per-Se" or the "Company"). Intercompany accounts and transactions have been eliminated.

     These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on May 13, 2004 ("2003 Form 10-K"). These interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2003 Form 10-K.

     The consolidated financial statements of the Company have been presented to reflect the former operations of the Hospital Services division's Patient1 clinical product line ("Patient1") and Business1-PFM patient accounting product line ("Business1") as discontinued operations. Patient1 was sold effective July 28, 2003, and Business1 was sold effective January 31, 2004. Additionally, the activity related to the Company's former Medaphis Services Corporation ("MSC") and Impact Innovations Group ("Impact") businesses, which were sold in 1998 and 1999, respectively, are also reflected as discontinued operations for all periods presented (refer to Note 7 for additional information).

NOTE 2 -- STOCK-BASED COMPENSATION PLANS

     At March 31, 2004, the Company has four stock-based compensation plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No stock-based compensation cost is reflected in the Company's Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to this stock-based compensation.

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2004     2003
                                                              ------   -------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                   DATA)
Net income as reported......................................  $1,027   $ 1,837
Deduct: total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................  $ (934)  $(1,307)
                                                              ------   -------
Pro forma net (loss) income.................................  $   93   $   530
                                                              ======   =======
Net income per common share:
  Basic -- as reported......................................  $ 0.03   $  0.06
                                                              ======   =======
  Basic -- pro forma........................................  $   --   $  0.02
                                                              ======   =======
  Diluted -- as reported....................................  $ 0.03   $  0.06
                                                              ======   =======
  Diluted -- pro forma......................................  $   --   $  0.02
                                                              ======   =======

NOTE 3 -- ADDITIONAL PROCEDURES

     As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures, which caused the March 31, 2004 Form 10-Q and 2003 Form 10-K filing delays, were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit ("SAS No. 99"), which became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive.

     The Company recorded operating costs related to the additional procedures totaling approximately $3.9 million during the three months ended March 31, 2004, and included these costs in Other expenses in the Company's Consolidated Statements of Operations.

NOTE 4 -- REVENUE RECOGNITION

     During the three months ended March 31, 2004, the Physician Services division signed an agreement ("the Agreement") with a customer to provide physician practice management services. Under the Agreement, Physician Services and the customer agreed to certain performance goals, or targeted increases in the net collections of the customer. The performance goals will be measured on a quarterly and annual basis through February 28, 2009. At each quarter and annual measurement period, Physician Services will determine if the targeted increase for that period has been achieved.

     If the Physician Services division does not achieve the targeted increase for a quarterly measurement period, revenue will be deferred in an amount equal to the amount by which Physician Services missed the target. Under the Agreement, this amount cannot exceed the amount of revenue generated in the quarterly measurement period. If Physician Services has achieved the target for the measurement period, no revenue deferral would be required and Physician Services will record revenue as a percentage of the customer's net collections pursuant to its standard revenue recognition practice.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     If the Physician Services division does not achieve the targeted increase for an annual measurement period, Physician Services will be required to pay the customer for the amount of the cumulative quarterly shortfalls at the end of the annual measurement period. Conversely, if Physician Services has overachieved on the targeted increase, 100% of the overachievement can be used to reduce any such guarantee in subsequent periods if the targeted increase is not achieved in any subsequent period.

NOTE 5 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted net income per share for the three-months ended March 31, 2004 and 2003:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income..................................................   $ 1,027     $ 1,837
Common shares outstanding:
  Shares used in computing net income per common
     share -- basic.........................................    31,531      30,172
  Effect of potentially dilutive stock options and
     warrants...............................................     2,669         865
                                                               -------     -------
  Shares used in computing net income per common
     share -- diluted.......................................    34,200      31,037
                                                               =======     =======
Net income per common share:
  Basic.....................................................   $  0.03     $  0.06
                                                               =======     =======
  Diluted...................................................   $  0.03     $  0.06
                                                               =======     =======

     Options and warrants to purchase 0.9 million and 4.3 million shares of Common Stock during the three months ended March 31, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

NOTE 6 -- FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

     The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive loss. In the three-month periods ended March 31, 2004 and 2003, the only component of other comprehensive loss was the net foreign currency translation.

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              2004      2003
                                                              -----     -----
                                                              (IN THOUSANDS)
Net foreign currency translation............................   $28      $106

NOTE 7 -- DISCONTINUED OPERATIONS AND DIVESTITURES

     In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on optimizing reimbursement and improving administrative efficiencies

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $0.5 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company and Misys entered into binding arbitration regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million plus interest of approximately $0.1 million, which is expected to be received on June 1, 2004.

     In September 2003, the Company initiated a process to sell Business1. As with the sale of Patient1, the discontinuance of Business1 allowed the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value less costs to sell and incurred an $8.5 million expense during 2003. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in three payments through June 2006. No cash consideration was received at closing.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Patient1 and Business1 were formerly reported as part of the Hospital Services division.

     Summarized operating results for the discontinued operations are as follows:

                                                                          THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------------------------
                                                                      2004                            2003
                                                          ----------------------------   ------------------------------
                                                          PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                          --------   ---------   -----   --------   ---------   -------
                                                                                 (IN THOUSANDS)
Revenue.................................................    $ --       $ 106     $ 106    $6,467      $ 154     $ 6,621
                                                            ====       =====     =====    ======      =====     =======
Loss from discontinued operations before income taxes...    $(18)      $(303)    $(321)   $ (489)     $(764)    $(1,253)
Income tax expense......................................      --          --        --        20         --          20
                                                            ----       -----     -----    ------      -----     -------
Loss from discontinued operations, net of tax...........    $(18)      $(303)    $(321)   $ (509)     $(764)    $(1,273)
                                                            ====       =====     =====    ======      =====     =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                       AS OF
                                                         ----------------------------------
                                                         MARCH 31, 2004   DECEMBER 31, 2003
                                                         --------------   -----------------
                                                           BUSINESS1          BUSINESS1
                                                           ---------          ---------
                                                                   (IN THOUSANDS)
Current assets.........................................        $--              $129
Property and equipment.................................        --                 --
Other long-term assets.................................        --                 --
                                                               --               ----
  Assets of discontinued operations....................        $--              $129
                                                               ==               ====
Current liabilities....................................        $--              $422
Deferred revenue.......................................        --                 --
Other long-term liabilities............................        --                 --
                                                               --               ----
  Liabilities of discontinued operations...............        $--              $422
                                                               ==               ====

     On November 30, 1998, the Company completed the sale of its MSC business. In 1999, the Company completed the sale of both divisions of its Impact business.

     During the three months ended March 31, 2004 and 2003, the Company incurred expenses of approximately $63,000 and $11,000, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"),

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

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

  SETTLED LEGAL MATTERS

     On May 10, 2004, the Company reached a $20 million settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's").

     The settlement entails a $20 million cash payment that is payable by Lloyd's 60 days from the settlement date or by July 9, 2004. Lloyd's will, at their expense, defend, settle or otherwise resolve the two remaining pending claims under the errors and omissions ("E&O") policies issued to the Company by Lloyd's. In exchange, Per-Se will provide Lloyd's with a full release of all E&O and directors and officers and company reimbursement ("D&O") policies. The California Superior Court will retain jurisdiction to enforce any aspect of the settlement agreement.

     At March 31, 2004, and at the time of settlement, the Company's Lloyd's receivable was $18.3 million, which includes costs associated with the interim funding of legal costs and litigation settlements related to E&O claims that were incurred by the Company in excess of the Lloyd's E&O policies' deductible that are expected to be recovered from Lloyd's. This $18.3 million balance includes $13.5 million that was paid during 2002, 2003 and 2004, and additional obligations to be paid of approximately $4.8 million. The additional obligations of approximately $4.8 million are scheduled to be paid as follows: $0.6 million during the first half of 2004, $1.1 million in January 2005 and $3.1 million upon receipt of the cash settlement from Lloyd's.

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

     On August 12, 2003, the Company commenced a cash tender offer for its then-outstanding $160 million of Notes (the "Tender Offer"). On September 11, 2003, the Company repurchased $143.6 million of the Notes that were tendered at the redemption price of 102.625% of the principal amount, as required under the Indenture governing the Notes, and paid accrued interest of approximately $1.0 million. The remaining $16.4 million of the Notes were retired on September 18, 2003, through a call initiated by the Company on August 12, 2003, at the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES redemption price of 102.375% of the principal amount plus accrued interest of approximately $10,000 (the "Call").

     On April 16, 2001, the Company entered into a $50 million credit facility (the "2001 Credit Facility"). The Company did not incur any borrowings under the 2001 Credit Facility, and on September 11, 2003, the Company terminated the 2001 Credit Facility.

     On September 11, 2003, concurrent with termination of the 2001 Credit Facility, the Company entered into a $175 million Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $125 million Term Loan B (the "Term Loan B") and a $50 million revolving credit facility (the "Revolving Credit Facility"). The Company had approximately $118.8 million outstanding under the Term Loan B as of March 31, 2004, under a LIBOR-based interest contract, bearing interest at 5.36%. The Company has made all required principal payments through March 31, 2004. The Company has had no borrowings outstanding under the Revolving Credit Facility since its inception.

     All obligations under the Credit Agreement are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally by all of the Company's present and future domestic and material foreign subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain minor foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets, separate from its investment in those subsidiaries. Any non-guarantor subsidiaries are minor individually and in the aggregate to the Company's consolidated financial statements.

     Under the Credit Agreement, the Company has certain reporting requirements for the submission of its financial statements to the Lenders, as defined in the Credit Agreement. On April 30, 2004, the Company was granted an extension of the May 15, 2004, submission deadline for its results for the period ended March 31, 2004. The Company has until the extended deadline of May 28, 2004, to submit its first quarter 2004 financial statements to the Lenders.

     The Credit Agreement contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage, each as defined in the Credit Agreement. The Company was in compliance with all applicable covenants as of March 31, 2004.

     The initial term of the Revolving Credit Facility is three years. The Company and the Lenders can mutually agree to extend this term by up to two years. The Company intends to use the Revolving Credit Facility, as needed, for future investments in its operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, as needed, and other general corporate purposes.

NOTE 10 -- INCOME TAXES

     Income tax expense, which was primarily related to state and local income taxes, was approximately $0.2 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The Company's estimated federal income tax expense for the three months ended March 31, 2004, is offset by the release of an equal amount of the Company's valuation allowance. As of March 31, 2004, the Company's remaining net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 11 -- RESTRUCTURING EXPENSES

     The amount of lease termination costs associated with a 1995 restructuring applied against the reserve in the three months ended March 31, 2004, is as follows:

                                           RESERVE BALANCE     COSTS APPLIED    RESERVE BALANCE
                                          DECEMBER 31, 2003   AGAINST RESERVE   MARCH 31, 2004
                                          -----------------   ---------------   ---------------
                                                             (IN THOUSANDS)
Lease termination costs.................       $1,430              $(59)            $1,371

     During the three months ended March 31, 2004, the Company incurred approximately $47,000 of restructuring expenses related to the realignment of the Company into the Physician Services and Hospital Services divisions.

NOTE 12 -- SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its two operating divisions: Physician Services and Hospital Services.

     The Physician Services division provides Connective Healthcare services and solutions that manage the revenue cycle for physician groups. The division is the largest and only national provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. The division recognizes revenue primarily on a contingency fee basis, which aligns the division's interests with the interests of the physician groups it services. The division also sells a physician practice management ("PPM") solution that is delivered via an ASP model. The division's revenue model is almost entirely recurring in nature. The outsourced services business recognizes revenue as a percentage of the cash collected on behalf of the physician group and the PPM solution collects a monthly usage fee from the physician practices using the system. The business of the Physician Services division is conducted by PST Services, Inc. a Georgia corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

     The Hospital Services division provides Connective Healthcare solutions that increase revenue and decrease expenses for hospitals, with a focus on revenue cycle management and resource management. The division's revenue cycle management solutions enable a hospital's central billing office to improve its revenue cycle. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle offering. The division also provides resource management solutions that enable hospitals efficiently to manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The division recognizes revenue on both a per-transaction basis for many of its revenue cycle management solutions as well as on a percentage-of-completion basis or upon software shipment for its software solutions in the revenue cycle and resource management areas. The division has a high proportion of recurring revenue due to its transaction-based business and the maintenance revenue from its substantial installed base for the resource management software solutions. The business of the Hospital Services division is conducted by the following wholly owned subsidiaries of the Company: Per-Se Transaction Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; PST Products, LLC, a California limited liability company; and Knowledgeable Healthcare Solutions, Inc., an Alabama corporation. All of these subsidiaries do business under the name "Per-Se Technologies."

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company's segment information from continuing operations is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenue:
  Physician Services........................................  $63,183    $62,069
  Hospital Services.........................................   24,771     23,166
  Eliminations..............................................   (3,353)    (3,237)
                                                              -------    -------
                                                              $84,601    $81,998
                                                              =======    =======
Segment operating expenses:
  Physician Services........................................  $57,230    $54,734
  Hospital Services.........................................   18,969     18,596
  Corporate.................................................    7,894      3,905
  Eliminations..............................................   (3,353)    (3,237)
                                                              -------    -------
                                                              $80,740    $73,998
                                                              =======    =======
Segment operating income:
  Physician Services........................................  $ 5,953    $ 7,335
  Hospital Services.........................................    5,802      4,570
  Corporate.................................................   (7,894)    (3,905)
                                                              -------    -------
                                                              $ 3,861    $ 8,000
                                                              =======    =======
Interest expense............................................  $ 2,074    $ 4,482
                                                              =======    =======
Interest income.............................................  $   (52)   $  (108)
                                                              =======    =======
Loss on extinguishment of debt..............................  $    --    $   221
                                                              =======    =======
Income before income taxes..................................  $ 1,839    $ 3,405
                                                              =======    =======
Depreciation and amortization:
  Physician Services........................................  $ 2,424    $ 2,714
  Hospital Services.........................................    1,320      1,328
  Corporate.................................................      150        249
                                                              -------    -------
                                                              $ 3,894    $ 4,291
                                                              =======    =======
Capital expenditures and capitalized software development
  costs:
  Physician Services........................................  $ 1,610    $   921
  Hospital Services.........................................    1,150        827
  Corporate.................................................        4         18
                                                              -------    -------
                                                              $ 2,764    $ 1,766
                                                              =======    =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                       AS OF
                                                              ------------------------
                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Identifiable assets:
  Physician Services........................................  $ 64,918      $ 63,222
  Hospital Services.........................................    56,602        58,021
  Corporate.................................................    46,986        50,281
  Discontinued operations...................................        --           129
                                                              --------      --------
                                                              $168,506      $171,653
                                                              ========      ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     On July 1, 2003, the Company realigned its operations to better focus on its core healthcare constituents -- physician practices and hospitals. The Company created the Hospital Services division by combining the offerings of the former e-Health Solutions and Application Software divisions, with the exception of the Company's ASP-based physician practice management solution, which was transferred to the Physician Services division.

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

     To better serve the hospital marketplace, the Company has formed the Hospital Services division through the combination of the former e-Health Solutions and Application Software divisions. The products of both groups focus on optimizing the revenue cycle and improving administrative efficiencies for hospitals. Combining these offerings allows the Company to better leverage its solutions and provides an organizational structure through which to broaden the Company's offerings to hospitals. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing as well as patient and staff scheduling systems.

     Per-Se markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices and hospitals.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2004, AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $63,183    $62,069
Hospital Services...........................................   24,771     23,166
Eliminations................................................   (3,353)    (3,237)
                                                              -------    -------
                                                              $84,601    $81,998
                                                              =======    =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Revenue for the Physician Services division increased approximately 2% in the three months ended March 31, 2004, as compared to the same period in 2003. The revenue increase is due to the implementation of net new business sold during the first quarter of 2004 as well as in prior periods. Net new business sold includes the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Revenue also increased due to one additional business day in the first quarter of 2004 compared to the prior year period. Net backlog at March 31, 2004, was approximately $5 million, compared to the negative backlog of approximately $2 million at December 31, 2003. The increase in net backlog is a result of the record level of net new business sold during the three months ended March 31, 2004. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 7% for the three months ended March 31, 2004, as compared to the same period in 2003. Revenue growth in the division is related to an increase in software maintenance revenue attributable to previously unbilled maintenance for certain software customers that is being recognized upon receipt of payment. Medical transaction volume increased approximately 6% for the period over the same period of 2003. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     The Hospital Services division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown in Eliminations to reconcile to total consolidated revenue.

     Segment Operating Income. Segment operating income is segment revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, additional procedures and restructuring expenses, depreciation and amortization. Segment operating income, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 5,953    $ 7,335
Hospital Services...........................................    5,802      4,570
Corporate...................................................   (7,894)    (3,905)
                                                              -------    -------
                                                              $ 3,861    $ 8,000
                                                              =======    =======

     Physician Services' segment operating income decreased approximately 19% in the three months ended March 31, 2004, compared to the same period in 2003, resulting in operating margins of approximately 9.4% in the three months ended March 31, 2004, versus approximately 11.8% in the same period in 2003. Margins for the current year period were impacted by the implementation of the record level of net new business sold during the quarter of approximately $12 million. Historically, new business is progressively implemented over a period of six to nine months before it reaches its annualized revenue run-rate and full profitability.

     Hospital Services' segment operating income increased approximately 27% in the three months ended March 31, 2004, compared to the same period in 2003, resulting in operating margins of approximately 23.4% versus approximately 19.7% in the prior year period. The operating margin improvement is attributable to the previously unbilled maintenance revenue for certain software customers that is being recognized upon receipt of payment.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Corporate overhead expenses increased approximately $4.0 million in the three months ended March 31, 2004, compared to the same period in 2003. The increase is attributable primarily to expenses incurred to perform the additional procedures discussed below.

     Other Expenses. As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures, which caused the March 31, 2004 Form 10-Q and 2003 Form 10-K filing delays, were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, ("SAS No. 99"), which became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive.

     The Company recorded operating costs related to the additional procedures totaling approximately $3.9 million during the three months ended March 31, 2004, and included these costs in Other expenses in the Company's Consolidated Statements of Operations.

     Additionally, during the three months ended March 31, 2004, the Company incurred approximately $47,000 of restructuring expenses related to the realignment of the Company into the Physician Services and Hospital Services divisions.

     Interest. Interest expense was approximately $2.1 million for the three months ended March 31, 2004, as compared to $4.5 million for the same period in 2003. The decrease is attributable to the retirement of $50 million of long-term debt in the first nine months of 2003, the payment of $3.1 million of long-term debt during the fourth quarter of 2003 and entering into a new Credit Agreement in September 2003 at substantially lower interest rates. Interest income was $0.1 million for the three-month periods ended March 31, 2004 and 2003.

     Loss on Extinguishment of Debt. During the three months ended March 31, 2003, in connection with the retirement of $15 million of the Company's then-outstanding 9 1/2% Senior Notes due 2005 ("Notes"), the Company incurred a write-off of approximately $0.2 million of deferred debt issuance costs associated with the original issuance of the Notes.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was approximately $0.2 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The Company's estimated federal income tax expense for the three months ended March 31, 2004, is offset by the release of an equal amount of the Company's valuation allowance. As of March 31, 2004, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $0.5 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company and Misys entered into binding arbitration regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million plus interest of approximately $0.1 million, which is expected to be received on June 1, 2004.

     In September 2003, the Company initiated a process to sell Business1. As with the sale of Patient1, the discontinuance of Business1 allowed the Company to focus resources on solutions that provide meaningful,

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value less costs to sell and incurred an $8.5 million expense. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in three payments through June 2006. No cash consideration was received at closing.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Patient1 and Business1 were formerly reported as part of the Hospital Services division.

     Summarized operating results for the discontinued operations are as follows:

                                                                          THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------------------------
                                                                      2004                            2003
                                                          ----------------------------   ------------------------------
                                                          PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                          --------   ---------   -----   --------   ---------   -------
                                                                                 (IN THOUSANDS)
Revenue.................................................    $ --       $ 106     $ 106    $6,467      $ 154     $ 6,621
                                                            ====       =====     =====    ======      =====     =======
Loss from discontinued operations before income taxes...    $(18)      $(303)    $(321)   $ (489)     $(764)    $(1,253)
Income tax expense......................................      --          --        --        20         --          20
                                                            ----       -----     -----    ------      -----     -------
Loss from discontinued operations, net of tax...........    $(18)      $(303)    $(321)   $ (509)     $(764)    $(1,273)
                                                            ====       =====     =====    ======      =====     =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                       AS OF
                                                         ----------------------------------
                                                         MARCH 31, 2004   DECEMBER 31, 2003
                                                         --------------   -----------------
                                                           BUSINESS1          BUSINESS1
                                                           ---------          ---------
                                                                   (IN THOUSANDS)
Current assets.........................................       $ --              $129
Property and equipment.................................         --                --
Other long-term assets.................................         --                --
                                                              ----              ----
  Assets of discontinued operations....................       $                 $129
                                                              ====              ====
Current liabilities....................................       $ --              $422
Deferred revenue.......................................         --                --
Other long-term liabilities............................         --                --
                                                              ----              ----
  Liabilities of discontinued operations...............       $ --              $422
                                                              ====              ====

     On November 30, 1998, the Company completed the sale of its MSC business. In 1999, the Company completed the sale of both divisions of its Impact business.

     During the three months ended March 31, 2004 and 2003, the Company incurred expenses of approximately $63,000 and $11,000, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

  LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances as of March 31, 2004 and December 31, 2003, and cash flows from continuing operations for the three months ended March 31, 2004 and 2003, (in thousands):

                                                         MARCH 31, 2004   DECEMBER 31, 2003
                                                         --------------   -----------------
Unrestricted cash and cash equivalents.................     $20,502            $25,271

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004       2003
                                                              -------   --------
Cash used for continuing operations.........................  $  (713)  $ (5,176)
Cash used for investing activities from continuing
  operations................................................  $(2,977)  $ (1,784)
Cash used for financing activities from continuing
  operations................................................  $  (596)  $(14,944)

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     During the three months ended March 31, 2004, the Company used approximately $0.7 million in cash for continuing operations, which includes cash generated from normal operations offset by cash payments related to additional procedures necessary under SAS No. 99 totaling approximately $2.4 million (refer to "Note 3 -- Additional Procedures" in the Company's Notes to Consolidated Financial Statements for more information), the payment of approximately $3.4 million in expenses and legal settlements related to the matter with Lloyd's of London (refer to "Note 8 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information) and quarterly interest payments of approximately $1.7 million.

     During the three months ended March 31, 2003, the Company used approximately $5.2 million in cash for continuing operations, which includes cash used for normal operations offset by semi-annual interest payments of approximately $8.3 million and the payment of approximately $2.8 million in expenses and legal settlements related to the matter with Lloyd's of London (refer to "Note 8 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     During the three months ended March 31, 2004, the Company used approximately $3.0 million in cash from investing activities from continuing operations primarily for capital expenditures and investment in software development costs.

     During the three months ended March 31, 2003, the Company used approximately $1.8 million in cash from investing activities from continuing operations primarily for capital expenditures and software development costs.

     During the three months ended March 31, 2004, the Company used approximately $0.6 million in cash from financing activities. The Company used $3.1 million for repayment of the Company's long-term debt in accordance with the mandatory amortization schedule, which was offset by proceeds from the exercise of stock options of $2.5 million.

     During the three months ended March 31, 2003, the Company used approximately $14.9 million in cash from financing activities primarily related to the acceptance of the Company's offer to repurchase $15 million of the Company's then-outstanding 9 1/2% Senior Notes due 2005.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     On May 10, 2004 the Company reached a $20 million settlement in its litigation with Lloyd's.

     During the course of litigation the Company was required to fund the legal costs and any litigation settlements related to E&O claims covered by the Lloyd's E&O policies. The negative impact of these items on the Company's cash flow for the three months ended March 31, 2004, was approximately $3.4 million, which consisted of approximately $0.6 million related to the cost of pursuing the litigation against Lloyd's and approximately $2.8 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. The negative impact of these items on the Company's cash flow for the three months ended March 31, 2003, was approximately $2.8 million, which consisted of approximately $1.3 million related to insurance premium increases for new insurance coverage and the cost of pursuing the litigation against Lloyd's and approximately $1.5 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. As of March 31, 2004, and as of the settlement date, the Company had incurred approximately $18.3 million of costs related to claims under Lloyd's policies that are classified as Lloyd's receivable in the Company's Consolidated Balance Sheet. As of March 31, 2004, approximately $13.5 million of these costs have been paid by the Company. The Company expects to record a gain of approximately $1.7 million on settlement when the cash is received.

     For the three months ended March 31, 2004 and 2003, the Company incurred approximately $0.7 million and $1.3 million, respectively, of expenses related to the cost of pursuing the litigation against Lloyd's in each period and, in 2003, significantly increased insurance premiums. These costs have been reflected in the Company's Corporate segment. In the Consolidated Statements of Operations these costs are included in other operating expenses.

     As mentioned previously, the cost to perform the additional procedures associated with preparing the year-end 2003 financial statements was approximately $3.9 million, of which approximately $2.4 million was paid for the quarter ended March 31, 2004. These operating costs are reflected in Other expenses in the Company's Consolidated Statements of Operations. As the additional procedures were completed during early May 2004, the Company anticipates incurring additional expense of $2.0 to $3.0 million in the second quarter of 2004.

     With the exception of the Lloyd's receivable and payments made for the additional procedures associated with the 2003 year-end audit, the Company has not experienced material changes in the underlying components of cash generated from continuing operations. The Company believes that existing cash and the cash provided by operations will provide sufficient capital to fund its working capital requirements, contractual obligations, investing and financing needs and any costs associated with its litigation with Lloyd's.

     On September 11, 2003, the Company entered into the Credit Agreement, including the Revolving Credit Facility. Under the Credit Agreement, the Company has the option of entering into LIBOR based loans or Base Rate loans, each as defined in the Credit Agreement. LIBOR based loans under the Revolving Credit Facility bear interest at LIBOR plus amounts ranging from 3.0% to 3.5% based on the Company's leverage ratio, as defined in the Credit Agreement. Base Rate loans under the Revolving Credit Facility bear interest at the Base Rate plus amounts ranging from 1.50% to 2.00% based on the Company's leverage ratio, as defined in the Credit Agreement. In addition, the Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. The Company has not incurred any borrowing under the Revolving Credit Facility and does not expect to incur any borrowings thereunder to fund its working capital or ordinary investing needs.

     Under the Credit Agreement, the Company has certain reporting requirements for the submission of its financial statements to the Lenders, as defined in the Credit Agreement. On April 30, 2004, the Company was granted an extension of the May 15, 2004, submission deadline for its results for the period ended March 31, 2004. The Company has until the extended deadline of May 28, 2004, to submit its first quarter 2004 financial statements to the Lenders.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  MATERIAL WEAKNESS IN INTERNAL CONTROLS AND PROCEDURES

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls and procedures exists. The Company's auditors reported to the Company that the errors that resulted in the restatements reflected in the 2003 Form 10-K, which generally related to the recording of accruals, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. While the Company is taking immediate steps to correct these items, there can be no assurance that the Company will be able to do so in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings made by the Company pursuant to the Securities Exchange Act of 1934. In addition, for its 2004 audit, the Company must comply with Section 404(a) of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of the Company's internal controls over financial reporting and a report by the Company's independent certified public accountants addressing those assessments. In light of the material weakness identified in connection with the Company's 2003 audit, there can be no assurance that the Company will be able to comply with Section 404(a) of the Sarbanes-Oxley Act. While the Company is implementing steps to ensure compliance with Section 404(a) of the Sarbanes-Oxley Act, failure to achieve such compliance could have a material adverse effect on the Company's business.

  NASDAQ LISTING

     On April 1, 2004, the Company received a noncompliance notification from The Nasdaq Stock Market ("Nasdaq") due to the delay in filing the 2003 Form 10-K. On April 29, 2004, the Company had a hearing on the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES matter before a Nasdaq Listing Qualifications Panel (the "Panel"). The Panel has not yet issued its decision, but is expected to do so shortly. In addition, the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (this Form 10-Q), and on May 18, 2004, the Company received a noncompliance notification from Nasdaq due to the delay in filing this Form 10-Q. Although the Company believes that it will meet all Nasdaq listing standards upon the filing of this Form 10-Q and that the Nasdaq delisting process will thereupon be vacated, there can be no assurance that the delisting process will be vacated and that the Company's common stock will continue to trade on the Nasdaq National Market. If the Company's common stock is delisted from the Nasdaq National Market, it could have an adverse impact on the market for the Company's common stock.

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

  LLOYD'S RECEIVABLE

     On May 10, 2004, the Company reached a $20 million settlement with Lloyd's. The settlement entails a $20 million cash payment that is payable by Lloyd's 60 days from the settlement date or by July 9, 2004. Lloyd's also agreed to assume responsibility for the two remaining pending claims under the original errors and omissions ("E&O") policies. In the event the settlement agreement falls through and the litigation against Lloyd's proceeds, certain claims presently pending against the Company would not be covered by insurance (refer to "Note
8 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). As of March 31, 2004, the Company had incurred approximately $18.3 million of costs related to claims under Lloyd's that are classified as Lloyd's receivable in the Company's Consolidated Balance Sheet. As of March 31, 2004, approximately $13.5 million of these costs had been paid by the Company. As of March 31, 2004, there are only two active remaining cases that are covered under the Lloyd's E&O policies. In the event the settlement agreement falls through and the litigation against Lloyd's proceeds, and if the Company is then unsuccessful in such litigation, the Company would be required to record a write-off of the then-current receivable related to Lloyd's. The write-off would have a minimal cash flow impact as the majority of the claims have been paid as incurred; however, any remaining claims which have not been resolved would be uninsured.

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

     The Company may not be able successfully to resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES which the Company may become involved, its insurance coverage, errors and omissions coverage or otherwise, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, such coverage may prove to be inadequate or may become unavailable on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), final rules have been published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. The Company has incurred and will continue to incur costs to comply with these rules. Although management believes that future compliance costs will not have a material impact on the Company's results of operations, compliance with these rules may prove to be more costly than is anticipated. Failure to comply with such rules may have a material adverse effect on the Company's business and may subject the Company to civil and criminal penalties as well as loss of customers.

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

     Numerous federal and state civil and criminal laws govern the collection, use, storage and disclosure of health information for the purpose of safeguarding the privacy and security of such information. Federal or state governments may impose penalties for noncompliance, both criminal and civil. Persons who believe their health information has been misused or disclosed improperly may bring claims and payers who believe instances of noncompliance with privacy and security standards have occurred may bring administrative sanctions or remedial actions against offending parties.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The Company has the option of entering into loans based on LIBOR or base rates under the Term Loan B and the Revolving Credit Facility. As such, the Company could experience fluctuations in the interest rates under the Term Loan B, and, if the Company were to borrow amounts under the Revolving Credit Facility, the Company could experience fluctuations in interest rates under the Revolving Credit Facility. The Company had borrowings totaling $118.8 million under the Term Loan B at March 31, 2004, and has not incurred any borrowings under the Revolving Credit Facility.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2004, and have concluded that these disclosure controls and procedures operate effectively to support the certifications required of such officers in this report.

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls and procedures exists. The Company's auditors reported to the Company that the errors that resulted in the restatements reflected in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES and Exchange Commission on May 13, 2004, which generally related to the recording of accruals, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. The Company is taking immediate steps to correct these items, and the Company has performed work in connection with the preparation of its 2004 interim financial statements to ensure, to the extent possible, that the information disclosed in this quarterly report on Form 10-Q is correct. Based in part on this work, the Company's Chief Executive Officer and the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately.

     The Company expects that, in connection with the efforts to comply in 2004 with Section 404(a) of the Sarbanes-Oxley Act, it will implement changes in internal controls and procedures and that these changes will be made on an ongoing basis.

     No significant changes were made in the Company's internal controls during the first quarter of 2004.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, are detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective system, misstatements due to error or fraud may occur and not be detected. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal controls over financial reporting will necessarily prevent all errors and all fraud.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in "Note 8 -- Legal Matters" of Notes to Consolidated Financial Statements in Item 1 of Part I.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT
NUMBER                                    DOCUMENT
-------                                   --------
  2.1       --  Asset Purchase Agreement dated as of June 18, 2003, among
                Misys Hospital Systems, Inc., Misys Healthcare Systems
                (International) Limited, Misys plc, Registrant, and PST
                Products, LLC., together with the First Amendment thereto
                dated as of June 28, 2003 (incorporated by reference to
                Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                2003.)
  3.1       --  Restated Certificate of Incorporation of Registrant
                (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
  3.2       --  Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003).
  4.1       --  Settlement Agreement dated as of June 24, 1999, by and among
                Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
                Alyson T. Stinson, James F. Thacker, James F. Thacker
                Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
                Trust and Borrower (incorporated by reference to Exhibit
                10.1 to Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1999).
  4.2       --  Rights Agreement dated as of February 11, 1999, between
                Registrant and American Stock Transfer & Trust Company
                (including form of rights certificates) (incorporated by
                reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.3       --  First Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of May 4, 2000 (incorporated by
                reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                for the quarter ended March 31, 2000).
  4.4       --  Second Amendment to Rights Agreement dated as of February
                11, 1999, between Registrant and American Stock Transfer &
                Trust Company, entered into as of December 6, 2001, to be
                effective as of March 6, 2002 (incorporated by reference to
                Exhibit 4.12 to Annual Report on Form 10-K for the year
                ended December 31, 2001).
  4.5       --  Third Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
 31.1       --  Certification of Chief Executive Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2       --  Certification of Chief Financial Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1       --  Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2       --  Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K

     The Company filed or furnished the following reports on Form 8-K during the quarter ended March 31, 2004:

                                                  FINANCIAL
                                                  STATEMENTS                       DATE FILED OR
ITEM REPORTED                                       FILED       DATE OF REPORT       FURNISHED
-------------                                     ----------   ----------------   ----------------
Press release dated February 3, 2004, announcing
  results of operations for the quarterly period
  ended December 31, 2003.......................      No       February 3, 2004   February 3, 2004
Press release dated March 16, 2004, announcing
  2003 Annual Report on Form 10-K cannot be
  completed by the accelerated deadline of March
  15, 2004......................................      No         March 16, 2004     March 16, 2004
Press release dated March 29, 2004, announcing
  2003 Annual Report on Form 10-K cannot be
  completed by the extended deadline of March
  30, 2004......................................      No         March 29, 2004     March 29, 2004

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

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:       /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:      /s/ CARYN D. LESHYNSKI
                                            ------------------------------------
                                                     Caryn D. Leshynski
                                                Vice President and Treasurer
                                                (Acting Principal Accounting
                                                           Officer)

Date: May 27, 2004

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DOCUMENT
-------                                   --------
  2.1     --    Asset Purchase Agreement dated as of June 18, 2003, among
                Misys Hospital Systems, Inc., Misys Healthcare Systems
                (International) Limited, Misys plc, Registrant, and PST
                Products, LLC., together with the First Amendment thereto
                dated as of June 28, 2003 (incorporated by reference to
                Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                2003.)
  3.1     --    Restated Certificate of Incorporation of Registrant
                (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
  3.2     --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003).
  4.1     --    Settlement Agreement dated as of June 24, 1999, by and among
                Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
                Alyson T. Stinson, James F. Thacker, James F. Thacker
                Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
                Trust and Borrower (incorporated by reference to Exhibit
                10.1 to Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1999).
  4.2     --    Rights Agreement dated as of February 11, 1999, between
                Registrant and American Stock Transfer & Trust Company
                (including form of rights certificates) (incorporated by
                reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.3     --    First Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of May 4, 2000 (incorporated by
                reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                for the quarter ended March 31, 2000).
  4.4     --    Second Amendment to Rights Agreement dated as of February
                11, 1999, between Registrant and American Stock Transfer &
                Trust Company, entered into as of December 6, 2001, to be
                effective as of March 6, 2002 (incorporated by reference to
                Exhibit 4.12 to Annual Report on Form 10-K for the year
                ended December 31, 2001).
  4.5     --    Third Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
 31.1     --    Certification of Chief Executive Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     --    Certification of Chief Financial Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     --    Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.