Form 10-Q
period 2004-06-30
PER SE TECHNOLOGIES INC
filed 2004-08-09
CIK 878556

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-19480

                           PER-SE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      58-1651222
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

      1145 SANCTUARY PARKWAY, SUITE 200                            30004
             ALPHARETTA, GEORGIA                                 (Zip code)
   (Address of principal executive offices)

                                 (770) 237-4300
              (Registrant's telephone number, including area code)

                                FORMER ADDRESS:
                           2840 MT. WILKINSON PARKWAY
                             ATLANTA, GEORGIA 30339
   (Former name, former address and former fiscal year, if changed since last report)

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                      SHARES OUTSTANDING AT JULY 28, 2004
                --------------                      -----------------------------------
         Common Stock $0.01 Par Value                        30,062,465 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2004

                                                                               PAGE
                                                                               ----
                           PART I: FINANCIAL INFORMATION
Item 1.          Financial Statements
                 Consolidated Balance Sheets as of June 30, 2004 (Unaudited)
                 and December 31, 2003.......................................    2
                 Consolidated Statements of Operations for the three and six
                 months ended June 30, 2004 and 2003 (Unaudited).............    3
                 Consolidated Statements of Cash Flows for the six months
                 ended June 30, 2004 and 2003 (Unaudited)....................    4
                 Notes to Consolidated Financial Statements (Unaudited)......    5
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   15
Item 3.          Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   27
Item 4.          Controls and Procedures.....................................   28
                            PART II: OTHER INFORMATION
Item 1.          Legal Proceedings...........................................   29
Item 2.          Changes in Securities and Use of Proceeds...................   29
Item 4.          Submission of Matters to a Vote of Security Holders.........   29
Item 6.          Exhibits and Reports on Form 8-K............................   30

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2004           2003
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                   PAR VALUE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  9,698       $ 25,271
  Restricted cash...........................................         63             66
                                                               --------       --------
     Total cash and cash equivalents........................      9,761         25,337
  Accounts receivable, billed (less allowances of $3,399 and
     $4,267 as of June 30, 2004, and December 31, 2003,
     respectively)..........................................     51,485         46,335
  Accounts receivable, unbilled (less allowances of $528 as
     of June 30, 2004, and December 31, 2003)...............      1,294          1,613
  Lloyd's receivable........................................     14,650         17,405
  Other.....................................................      5,604          6,183
                                                               --------       --------
     Total current assets...................................     82,794         96,873
Property and equipment, net of accumulated depreciation.....     15,448         16,434
Goodwill, net of accumulated amortization...................     32,549         32,549
Other intangible assets, net of accumulated amortization....     20,543         19,787
Other.......................................................      5,415          5,881
Assets of discontinued operations, net......................         --            129
                                                               --------       --------
     Total assets...........................................   $156,749       $171,653
                                                               ========       ========
CURRENT LIABILITIES:
  Accounts payable..........................................   $  4,388       $  6,587
  Accrued compensation......................................     18,764         18,102
  Accrued expenses..........................................     16,433         19,037
  Current portion of long-term debt.........................         --         12,500
                                                               --------       --------
                                                                 39,585         56,226
  Deferred revenue..........................................     22,093         20,334
                                                               --------       --------
     Total current liabilities..............................     61,678         76,560
Long-term debt..............................................    125,000        109,375
Other obligations...........................................      3,993          2,908
Liabilities of discontinued operations......................         --            422
                                                               --------       --------
     Total liabilities......................................    190,671        189,265
                                                               --------       --------
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................         --             --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     32,030 and 31,322 issued and outstanding as of June 30,
     2004, and December 31, 2003, respectively..............        320            313
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................         --             --
  Paid-in capital...........................................    791,563        786,297
  Warrants..................................................      1,495          1,495
  Accumulated deficit.......................................   (801,855)      (805,286)
  Treasury stock at cost, 2,120 and 122 as of June 30, 2004,
     and December 31, 2003, respectively....................    (26,417)        (1,303)
  Deferred stock unit plan obligation.......................      1,418          1,303
  Accumulated other comprehensive loss......................       (446)          (431)
                                                               --------       --------
     Total stockholders' deficit............................    (33,922)       (17,612)
                                                               --------       --------
     Total liabilities and stockholders' deficit............   $156,749       $171,653
                                                               ========       ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            -------------------   -------------------
                                                              2004       2003       2004       2003
                                                            --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue...................................................  $88,141    $85,456    $172,742   $167,454
                                                            -------    -------    --------   --------
Salaries and wages........................................   51,515     48,622     101,199     96,235
Other operating expenses..................................   23,949     23,126      47,150     45,220
Depreciation..............................................    1,989      2,367       4,090      4,865
Amortization..............................................    1,854      1,831       3,647      3,624
Other expenses............................................    2,538         --       6,499         --
                                                            -------    -------    --------   --------
  Operating income........................................    6,296      9,510      10,157     17,510
Interest expense..........................................    1,999      4,179       4,073      8,661
Interest income...........................................     (192)       (58)       (244)      (166)
Loss on extinguishment of debt............................    5,896         --       5,896        221
                                                            -------    -------    --------   --------
  (Loss) income before income taxes.......................   (1,407)     5,389         432      8,794
Income tax (benefit) expense..............................      (20)       376         212        660
                                                            -------    -------    --------   --------
  (Loss) income from continuing operations................   (1,387)     5,013         220      8,134
                                                            -------    -------    --------   --------
Discontinued operations (see Note 8)
    Loss from discontinued operations, net of
       tax -- Patient1....................................       --       (599)        (18)    (1,108)
    Gain on sale of Patient1, net of tax..................    3,821         --       3,755         --
    Loss from discontinued operations, net of
       tax -- Business1...................................       --     (1,110)       (303)    (1,874)
    Loss on sale of Business1, net of tax.................       --         --        (130)        --
    Loss from discontinued operations, net of
       tax -- Other.......................................      (30)      (223)        (93)      (234)
                                                            -------    -------    --------   --------
                                                              3,791     (1,932)      3,211     (3,216)
                                                            -------    -------    --------   --------
       Net income.........................................  $ 2,404    $ 3,081    $  3,431   $  4,918
                                                            =======    =======    ========   ========
Net income per common share -- basic:
    (Loss) income from continuing operations..............  $ (0.04)   $  0.16    $     --   $   0.26
    Loss from discontinued operations, net of
       tax -- Patient1....................................       --      (0.02)         --      (0.04)
    Gain on sale of Patient1, net of tax..................     0.12         --        0.12         --
    Loss from discontinued operations, net of
       tax -- Business1...................................       --      (0.04)      (0.01)     (0.06)
    Loss on sale of Business1, net of tax.................       --         --          --         --
    Loss from discontinued operations, net of
       tax -- Other.......................................       --         --          --         --
                                                            -------    -------    --------   --------
       Net income per common share -- basic...............  $  0.08    $  0.10    $   0.11   $   0.16
                                                            =======    =======    ========   ========
Weighted average shares used in computing basic earnings
  per share...............................................   31,530     30,238      31,530     30,205
                                                            =======    =======    ========   ========
Net income per common share -- diluted:
    (Loss) income from continuing operations..............  $ (0.04)   $  0.16    $     --   $   0.26
    Loss from discontinued operations, net of
       tax -- Patient1....................................       --      (0.02)         --      (0.04)
    Gain on sale of Patient1, net of tax..................     0.12         --        0.11         --
    Loss from discontinued operations, net of
       tax -- Business1...................................       --      (0.04)      (0.01)     (0.06)
    Loss on sale of Business1, net of tax.................       --         --          --         --
    Loss from discontinued operations, net of
       tax -- Other.......................................       --         --          --         --
                                                            -------    -------    --------   --------
       Net income per common share -- diluted.............  $  0.08    $  0.10    $   0.10   $   0.16
                                                            =======    =======    ========   ========
Weighted average shares used in computing diluted earnings
  per share...............................................   31,530     31,866      33,831     31,452
                                                            =======    =======    ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2004        2003
                                                              ---------   --------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   3,431   $  4,918
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      7,737      8,489
  Loss from discontinued operations.........................        544      3,216
  Gain on sale of discontinued operations and other.........     (3,755)        --
  Amortization of deferred financing costs..................        665        645
  Loss on extinguishment of debt............................      5,896        221
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................          3       (113)
     Accounts receivable, billed............................     (5,150)    (4,931)
     Accounts receivable, unbilled..........................        319        682
     Accounts payable.......................................     (2,217)     1,592
     Accrued compensation...................................        649     (2,229)
     Accrued expenses.......................................        822     (1,419)
     Deferred revenue.......................................      1,759        611
     Other, net.............................................       (345)    (1,446)
                                                              ---------   --------
       Net cash provided by continuing operations...........     10,358     10,236
       Net cash used for discontinued operations............       (512)    (5,593)
                                                              ---------   --------
       Net cash provided by operating activities............      9,846      4,643
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (3,000)    (3,385)
Software development costs..................................     (2,529)    (1,697)
Net proceeds from sale of Patient1 and Business1, net of
  tax.......................................................      3,625         --
Proceeds from sale of property and equipment................          6          1
Acquisition, net of cash acquired...........................     (1,141)        --
Other.......................................................        (41)       (38)
                                                              ---------   --------
       Net cash used for continuing operations..............     (3,080)    (5,119)
       Net cash used for discontinued operations............         --     (1,865)
                                                              ---------   --------
       Net cash used for investing activities...............     (3,080)    (6,984)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................    125,000         --
Treasury stock purchase.....................................    (24,999)        --
Proceeds from the exercise of stock options.................      5,258      1,139
Debt issuance costs.........................................     (5,723)        --
Payments of debt............................................   (121,875)   (15,020)
                                                              ---------   --------
       Net cash used for financing activities...............    (22,339)   (13,881)
                                                              ---------   --------
CASH AND CASH EQUIVALENTS:
Net change..................................................    (15,573)   (16,222)
Balance at beginning of period..............................     25,271     46,748
                                                              ---------   --------
Balance at end of period....................................  $   9,698   $ 30,526
                                                              =========   ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $   3,494   $  8,585
  Income taxes..............................................        194        228

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

     These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission ("SEC") on May 13, 2004 ("2003 Form 10-K"). These interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2003 Form 10-K.

     The consolidated financial statements of the Company have been presented to reflect the former operations of the Hospital Services division's Patient1 clinical product line ("Patient1") and Business1-PFM patient accounting product line ("Business1") as discontinued operations. Patient1 was sold effective July 28, 2003, and Business1 was sold effective January 31, 2004. Additionally, the activity related to the Company's former Medaphis Services Corporation ("MSC") and Impact Innovations Group ("Impact") businesses, which were sold in 1998 and 1999, respectively, are also reflected as discontinued operations for all periods presented (refer to Note 8 for additional information).

NOTE 2 -- STOCK-BASED COMPENSATION PLANS

     At June 30, 2004, the Company has four stock-based compensation plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No significant stock-based compensation cost is reflected in the Company's Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to this stock-based compensation.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  -------------------   -----------------
                                                    2004       2003      2004      2003
                                                  --------   --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported..........................  $ 2,404    $ 3,081    $ 3,431   $ 4,918
Deduct: total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects.......................................  $(1,037)   $(1,201)   $(1,971)  $(2,507)
                                                  -------    -------    -------   -------
Pro forma net income............................  $ 1,367    $ 1,880    $ 1,460   $ 2,411
                                                  =======    =======    =======   =======
Net income per common share:
  Basic -- as reported..........................  $  0.08    $  0.10    $  0.11   $  0.16
                                                  =======    =======    =======   =======
  Basic -- pro forma............................  $  0.04    $  0.06    $  0.05   $  0.08
                                                  =======    =======    =======   =======
  Diluted -- as reported........................  $  0.08    $  0.10    $  0.10   $  0.16
                                                  =======    =======    =======   =======
  Diluted -- pro forma..........................  $  0.04    $  0.06    $  0.04   $  0.08
                                                  =======    =======    =======   =======

NOTE 3 -- ADDITIONAL PROCEDURES

     As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit ("SAS No. 99"), which became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive.

     The Company recorded costs related to the additional procedures totaling approximately $2.5 million and $6.5 million during the three and six months ended June 30, 2004, respectively, and included these costs in other expenses in the Company's Consolidated Statements of Operations. In segment reporting, these expenses are classified in the Corporate segment.

NOTE 4 -- REVENUE RECOGNITION

     The Physician Services division signed an agreement ("the Agreement") in 2004 with a customer to provide physician practice management services. Under the Agreement, Physician Services and the customer agreed to certain performance goals, or targeted increases in the net collections of the customer. The performance goals will be measured on a quarterly and annual basis through February 28, 2009. At each quarter and annual measurement period, Physician Services will determine if the targeted increase for that period has been achieved.

     If the Physician Services division does not achieve the targeted increase for a quarterly measurement period, revenue will be deferred in an amount equal to the amount by which Physician Services missed the target. Under the Agreement, this amount cannot exceed the amount of revenue generated in the quarterly measurement period. If Physician Services achieves the target for the measurement period, no revenue deferral would be required and Physician Services will record revenue as a percentage of the customer's net collections pursuant to its standard revenue recognition practice.

     If the Physician Services division does not achieve the targeted increase for an annual measurement period, Physician Services will be required to pay the customer for the amount of the cumulative quarterly shortfalls at the end of the annual measurement period. Conversely, if Physician Services has overachieved on the targeted increase, 100% of the overachievement can be used to reduce any such targeted increase in subsequent periods if the targeted increase is not achieved in any subsequent period.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted net income per share for the three- and six months ended June 30, 2004 and 2003:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                      2004       2003      2004      2003
                                                    --------   --------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income........................................  $ 2,404    $ 3,081    $ 3,431   $ 4,918
                                                    =======    =======    =======   =======
Common shares outstanding:
  Shares used in computing net income per common
     share -- basic...............................   31,530     30,238     31,530    30,205
  Effect of potentially dilutive stock options and
     warrants.....................................       --      1,628      2,301     1,247
                                                    -------    -------    -------   -------
  Shares used in computing net income per common
     share -- diluted.............................   31,530     31,866     33,831    31,452
                                                    =======    =======    =======   =======
Net income per common share:
  Basic...........................................  $  0.08    $  0.10    $  0.11   $  0.16
                                                    =======    =======    =======   =======
  Diluted.........................................  $  0.08    $  0.10    $  0.10   $  0.16
                                                    =======    =======    =======   =======

     Options and warrants to purchase 7.0 million shares of Common Stock outstanding during the three months ended June 30, 2004, were excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the Company's loss from continuing operations for the period. The conditions required for conversion of the Company's Convertible Subordinated Debentures (see Note 10) have not been met, therefore, the Company did not assume conversion of the Debentures in calculating diluted EPS for the six months ended June 30, 2004.

     Options and warrants to purchase 1.7 million shares of Common Stock outstanding during the six months ended June 30, 2004, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

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

NOTE 6 -- FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

     The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES other comprehensive loss. In the three and six month periods ended June 30, 2004 and 2003, the only component of other comprehensive loss was the net foreign currency translation.

                                                           THREE MONTHS    SIX MONTHS
                                                              ENDED          ENDED
                                                             JUNE 30,       JUNE 30,
                                                           ------------   ------------
                                                           2004    2003   2004   2003
                                                           ----    ----   ----   -----
                                                                 (IN THOUSANDS)
Net foreign currency translation.........................  $13     $(30)  $(15)  $(139)

NOTE 7 -- ACQUISITIONS

     On May 28, 2004, the Company entered into a five-year contract to provide print and mail services for a new customer. As part of the transaction, the Company purchased substantially all of the production assets and personnel of that customer's hospital and physician patient statement and paper claims print and mail business for cash consideration of approximately $1.1 million. In addition, the Company recorded acquisition liabilities of approximately $1.0 million associated with the transaction.

     The Company recorded the acquisition using the purchase method of accounting and, accordingly, has preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $1.9 million of the purchase price was allocated to a finite-lived intangible asset with a five-year life. The remaining $0.2 million of the purchase price was allocated to tangible assets acquired. The operating results of the acquisition are included in the Company's Consolidated Statements of Operations from the date of acquisition in the Hospital Services division. The Company has not yet obtained all the information related to acquisition liabilities required to finalize the purchase price allocation.

     The pro-forma impact of this acquisition is immaterial to the financial statements of the Company and therefore has not been presented.

NOTE 8 -- DISCONTINUED OPERATIONS AND DIVESTITURES

     In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $0.5 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company and Misys entered into binding arbitration regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million. The Company recognized an additional gain on sale of approximately $3.8 million, net of taxes of approximately $0.2 million, when the cash payment was received.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Summarized operating results for the discontinued operations are as follows:

                                                                           THREE MONTHS ENDED JUNE 30,
                                                          -------------------------------------------------------------
                                                                      2004                            2003
                                                          ----------------------------   ------------------------------
                                                          PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                          --------   ---------   -----   --------   ---------   -------
                                                                                 (IN THOUSANDS)
Revenue.................................................   $  --       $  --     $ --     $6,613     $    16    $ 6,629
                                                           =====       =====     =====    ======     =======    =======
Income (loss) from discontinued operations before income
  taxes.................................................   $  --       $  --     $ --     $ (577)    $(1,110)   $(1,687)
Income tax expense......................................      --          --       --         22          --         22
                                                           -----       -----     -----    ------     -------    -------
Income (loss) from discontinued operations, net of
  tax...................................................   $  --       $  --     $ --     $ (599)    $(1,110)   $(1,709)
                                                           =====       =====     =====    ======     =======    =======

                                                                           SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------------------------------------
                                                                     2004                            2003
                                                         ----------------------------   ------------------------------
                                                         PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                         --------   ---------   -----   --------   ---------   -------
                                                                                (IN THOUSANDS)
Revenue................................................    $ --       $ 106     $ 106   $13,080     $   170    $13,250
                                                           ====       =====     =====   =======     =======    =======
Loss from discontinued operations before income
  taxes................................................    $(18)      $(303)    $(321)  $(1,066)    $(1,874)   $(2,940)
Income tax expense.....................................      --          --        --        42          --         42
                                                           ----       -----     -----   -------     -------    -------
Loss from discontinued operations, net of tax..........    $(18)      $(303)    $(321)  $(1,108)    $(1,874)   $(2,982)
                                                           ====       =====     =====   =======     =======    =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                        AS OF
                                                          ---------------------------------
                                                          JUNE 30, 2004   DECEMBER 31, 2003
                                                          -------------   -----------------
                                                            BUSINESS1         BUSINESS1
                                                            ---------         ---------
                                                                   (IN THOUSANDS)
Current assets..........................................      $  --             $129
Property and equipment..................................         --               --
Other long-term assets..................................         --               --
                                                              -----             ----
  Assets of discontinued operations.....................      $  --             $129
                                                              =====             ====
Current liabilities.....................................      $  --             $422
Deferred revenue........................................         --               --
Other long-term liabilities.............................         --               --
                                                              -----             ----
  Liabilities of discontinued operations................      $  --             $422
                                                              =====             ====

     On November 30, 1998, the Company completed the sale of its MSC business. In 1999, the Company completed the sale of both divisions of its Impact business.

     During the six months ended June 30, 2004 and 2003, the Company incurred expenses of approximately $0.1 million and $0.2 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

NOTE 9 -- LEGAL MATTERS

  PENDING LEGAL MATTERS

     The Company is subject to claims, litigation and official billing inquiries arising in the ordinary course of its business. These matters include, but are not limited to, lawsuits brought by former customers with respect to the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES operation of the Company's business. The Company has also received written demands from customers and former customers that have not resulted in legal action. Within the Company's industry, federal and state civil and criminal laws govern medical billing and collection activities. These laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from federal and state healthcare payer programs.

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

  SETTLED LEGAL MATTERS

     On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). In the settlement, Lloyd's agreed to pay the Company $20 million in cash by July 9, 2004. Lloyd's also agreed to defend, settle or otherwise resolve at their expense the two remaining pending claims covered under the errors and omissions ("E&O") policies issued to the Company by Lloyd's. In exchange, the Company provided Lloyd's with a full release of all E&O and directors and officers and company reimbursement ("D&O") policies. The California Superior Court retained jurisdiction to enforce any aspect of the settlement agreement.

     As of the settlement date, the Company had an $18.3 million receivable from Lloyd's, of which approximately $4.9 million represented additional amounts to be paid by the Company under prior E&O settlements covered by Lloyd's. Effective on May 12, 2004, as a result of negotiations among the Company, Lloyd's, and a party to a prior E&O settlement with the Company, the Lloyd's settlement was amended to reduce by $3.8 million the additional amounts to be paid by the Company under the prior E&O settlements covered by Lloyd's. This amendment reduced the amount of cash payable by Lloyd's to the Company in the settlement from $20 million to $16.2 million, and reduced the amount of the Company's receivable from Lloyd's by $3.8 million. On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and will recognize a gain of approximately $1.5 million on the settlement in the third quarter of 2004. The Company previously anticipated recognizing a gain of approximately $1.7 million. The actual gain of approximately $1.5 million reflects additional legal expenses of approximately $0.2 million incurred prior to the payment date associated with prior E&O claims.

NOTE 10 -- LONG-TERM DEBT

     On February 20, 1998, the Company issued $175 million of 9 1/2% Senior Notes due 2005 (the "Notes"). On March 17, 2003, the Company repurchased $15.0 million of the Notes at par plus accrued interest of approximately $0.1 million. The Company wrote off approximately $0.2 million of deferred debt issuance costs associated with the original issuance of the Notes related to this repurchase, which is included in loss on extinguishment of debt in the Company's Consolidated Statements of Operations.

     On August 12, 2003, the Company commenced a cash tender offer for its then-outstanding $160 million of Notes. On September 11, 2003, the Company repurchased $143.6 million of the Notes that were tendered at the redemption price of 102.625% of the principal amount, as required under the Indenture governing the Notes, and accrued interest of approximately $1.0 million. The remaining $16.4 million of the Notes were retired on September 18, 2003, through a call initiated by the Company on August 12, 2003, at the redemption price of 102.375% of the principal amount plus accrued interest of approximately $10,000.

     On September 11, 2003, the Company entered into a $175 million Credit Agreement (the "Credit Agreement"), consisting of a $125 million Term Loan B (the "Term Loan B") and a $50 million revolving credit facility (the "Revolving Credit Facility"). The Company had approximately $118.8 million outstanding under the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Term Loan B as of June 30, 2004, under a LIBOR-based interest contract bearing interest at 5.36%. The Company has had no borrowings outstanding under the Revolving Credit Facility since its inception.

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Debentures are convertible into shares of the Company's Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a conversion price of approximately $17.85) once the Company's Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.21. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. The Company may redeem the Debentures either in whole or in part beginning July 6, 2009. The holders may require the Company to repurchase the Debentures on June 30, 2009, 2014 and 2019 or upon a fundamental change as defined in the indenture. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire the $118.8 million outstanding under the Term Loan B as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. In addition, the Company incurred expenses associated with the retirement of the Term Loan B of approximately $5.9 million, which included the write-off of approximately $3.5 million of deferred debt issuance costs, which are included in loss on extinguishment of debt in the Company's Consolidated Statements of Operations.

     In connection with the sale of the Debentures, the Company agreed to file with the SEC within 90 days after the original issuance of the Debentures, and to use its commercially reasonable efforts to cause to become effective within 210 days after the original issuance of the Debentures, a shelf registration statement with respect to the resale of the Debentures and the common stock issuable upon conversion of the Debentures. If the Company does not fulfill certain of its obligations under the registration rights agreement, it will be required to pay liquidated damages to holders of Debentures.

     On June 30, 2004, the Company also amended the Revolving Credit Facility to increase its capacity from $50 million to $75 million, to extend its maturity to three years, and to lower the interest rate from LIBOR plus amounts ranging from 3.0% to 3.5% to LIBOR plus amounts ranging from 2.5% to 3.0%. The Company did not incur any borrowings under the Revolving Credit Facility in connection with the retirement of the Term Loan B or the share repurchase.

     All obligations under the Revolving Credit Facility are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally by all of the Company's present and future domestic and material foreign subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain minor foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets, separate from its investment in those subsidiaries. Any non-guarantor subsidiaries are minor individually and in the aggregate to the Company's consolidated financial statements.

     The Revolving Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage, each as defined in the Revolving Credit Facility. The Company was in compliance with all applicable covenants as of June 30, 2004.

     The Company intends to use the Revolving Credit Facility, as needed, for future investments in its operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, and other general corporate purposes.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 11 -- INCOME TAXES

     Income tax (benefit) expense, which was primarily related to state and local income taxes, was approximately ($20,000) and $0.2 million for the three and six months ended June 30, 2004, respectively, as compared to income tax expense of approximately $0.4 million and $0.7 million for the same periods in 2003. The Company's estimated federal income tax expense for the three and six month periods ended June 30, 2004, is offset by the release of an equal amount of the Company's valuation allowance. As of June 30, 2004, the Company's remaining net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

NOTE 12 -- RESTRUCTURING EXPENSES

     The amount of lease termination costs associated with a 1995 restructuring applied against the reserve in the six months ended June 30, 2004, is as follows:

                                           RESERVE BALANCE     COSTS APPLIED    RESERVE BALANCE
                                          DECEMBER 31, 2003   AGAINST RESERVE    JUNE 30, 2004
                                          -----------------   ---------------   ---------------
                                                             (IN THOUSANDS)
Lease termination costs.................       $1,430              $(141)           $1,289

     During the six months ended June 30, 2004, the Company incurred approximately $47,000 of restructuring expenses related to the realignment of the Company into the Physician Services and Hospital Services divisions.

NOTE 13 -- SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its two operating divisions: Physician Services and Hospital Services.

     The Physician Services division provides Connective Healthcare services and solutions that manage the revenue cycle for physician groups. The division is the largest and only national provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. The division recognizes revenue primarily on a contingency fee basis, which aligns the division's interests with the interests of the physician groups it services. The division also sells a physician practice management ("PPM") solution that is delivered via an ASP model. The division's revenue model is almost entirely recurring in nature. The outsourced services business recognizes a percentage of the physician group's cash collections for the services performed, and the PPM solution collects a monthly usage fee from the physician practices using the system. The business of the Physician Services division is conducted by PST Services, Inc. a Georgia corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

     The Hospital Services division provides Connective Healthcare solutions designed to increase revenue and decrease expenses for hospitals, with a focus on revenue cycle management and resource management. The division's revenue cycle management solutions enable a hospital's central billing office to improve its revenue cycle. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle offering. The division also provides resource management solutions that enable hospitals efficiently to manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The division recognizes revenue on both a per-transaction basis for many of its revenue cycle management solutions as well as on a percentage-of-completion basis or upon software shipment for its software solutions in the revenue cycle and resource management areas. The division has a high proportion of recurring revenue due to its transaction-based business and the maintenance revenue from its

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES substantial installed base for the resource management software solutions. The business of the Hospital Services division is conducted by the following wholly owned subsidiaries of the Company: Per-Se Transaction Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; PST Products, LLC, a California limited liability company; and Knowledgeable Healthcare Solutions, Inc., an Alabama corporation. All of these subsidiaries do business under the name "Per-Se Technologies."

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

     The Company's segment information from continuing operations is as follows:

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
                                                         (IN THOUSANDS)        (IN THOUSANDS)
Revenue:
  Physician Services.................................  $66,075    $64,083    $129,258   $126,152
  Hospital Services..................................   25,446     24,750      50,217     47,916
  Eliminations.......................................   (3,380)    (3,377)     (6,733)    (6,614)
                                                       -------    -------    --------   --------
                                                       $88,141    $85,456    $172,742   $167,454
                                                       =======    =======    ========   ========
Segment operating expenses:
  Physician Services.................................  $58,958    $56,320    $116,188   $111,054
  Hospital Services..................................   19,078     18,847      38,047     37,443
  Corporate..........................................    7,189      4,156      15,083      8,061
  Eliminations.......................................   (3,380)    (3,377)     (6,733)    (6,614)
                                                       -------    -------    --------   --------
                                                       $81,845    $75,946    $162,585   $149,944
                                                       =======    =======    ========   ========
Segment operating income:
  Physician Services.................................  $ 7,117    $ 7,763    $ 13,070   $ 15,098
  Hospital Services..................................    6,368      5,903      12,170     10,473
  Corporate..........................................   (7,189)    (4,156)    (15,083)    (8,061)
                                                       -------    -------    --------   --------
                                                       $ 6,296    $ 9,510    $ 10,157   $ 17,510
                                                       =======    =======    ========   ========
Interest expense.....................................  $ 1,999    $ 4,179    $  4,073   $  8,661
                                                       =======    =======    ========   ========
Interest income......................................  $  (192)   $   (58)   $   (244)  $   (166)
                                                       =======    =======    ========   ========
Loss on extinguishment of debt.......................  $ 5,896    $    --    $  5,896   $    221
                                                       =======    =======    ========   ========
(Loss) income before income taxes....................  $(1,407)   $ 5,389    $    432   $  8,794
                                                       =======    =======    ========   ========
Depreciation and amortization:
  Physician Services.................................  $ 2,341    $ 2,658    $  4,765   $  5,372
  Hospital Services..................................    1,380      1,361       2,700      2,689
  Corporate..........................................      122        179         272        428
                                                       -------    -------    --------   --------
                                                       $ 3,843    $ 4,198    $  7,737   $  8,489
                                                       =======    =======    ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
                                                         (IN THOUSANDS)        (IN THOUSANDS)
Capital expenditures and capitalized software
  development costs:
  Physician Services.................................  $ 1,080    $ 1,322    $  2,690   $  2,243
  Hospital Services..................................    1,387      1,869       2,537      2,696
  Corporate..........................................      298        125         302        143
                                                       -------    -------    --------   --------
                                                       $ 2,765    $ 3,316    $  5,529   $  5,082
                                                       =======    =======    ========   ========

                                                                       AS OF
                                                              -----------------------
                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Identifiable assets:
  Physician Services........................................  $ 65,499     $ 63,222
  Hospital Services.........................................    60,383       58,021
  Corporate.................................................    30,867       50,281
  Discontinued operations...................................        --          129
                                                              --------     --------
                                                              $156,749     $171,653
                                                              ========     ========

NOTE 14 -- SUBSEQUENT EVENTS

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, GA. The Company entered into a noncancelable operating lease for that office space in February 2004 which will expire in June 2014. The new landlord will assume the payments for the lease of the Company's former office space; however, the Company will record a one-time non-cash expense of approximately $1.0 million upon its exit of the former office facility.

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

     The Physician Services division provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens. The division's offerings have historically focused on the back-end processes required to ensure physicians are properly reimbursed for care delivery. The addition of the ASP-based physician practice management solution, named MedAxxis, as part of the realignment not only provides operational leverage but also enables the Company to offer front-end solutions for both hospital-based and office-based physician groups. These large physician groups require both front-office functionality for scheduling and back-end services for accounts receivable management. By combining front-office and back-end solutions and services, the Company will be able to sell its solutions and services to a new segment of the physician market.

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $66,075    $64,083
Hospital Services...........................................   25,446     24,750
Eliminations................................................   (3,380)    (3,377)
                                                              -------    -------
                                                              $88,141    $85,456
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 3% in the three months ended June 30, 2004, as compared to the same period in 2003. The revenue increase is due to the implementation of net new business sold during the first quarter of 2004 as well as in prior periods. Net new business sold includes the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Net backlog at June 30, 2004, was approximately $3 million, compared to approximately $5 million at March 31, 2004. The decrease in net backlog is a result of the volume of new business implementations during the three months ended June 30, 2004. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 3% for the three months ended June 30, 2004, as compared to the same period in 2003. During the current year quarter, the division entered into a five-year contract to provide print and mail services for a new customer, which positively impacted revenue in the quarter. As part of the transaction, the Company acquired substantially all of the production assets and personnel of that customer's hospital and physician patient statement and paper claims print and mail business. Revenue growth in the division was also positively impacted by previously unbilled maintenance for certain software customers that is being recognized upon receipt of payment. Medical transaction volume increased approximately 9% for the period over the same period of 2003. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     The Hospital Services division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown in Eliminations to reconcile to total consolidated revenue.

     Segment Operating Income. Segment operating income is segment revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, depreciation, amortization and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 7,117    $ 7,763
Hospital Services...........................................    6,368      5,903
Corporate...................................................   (7,189)    (4,156)
                                                              -------    -------
                                                              $ 6,296    $ 9,510
                                                              =======    =======

     Physician Services' segment operating income decreased approximately 8% in the three months ended June 30, 2004, compared to the same period in 2003, resulting in operating margins of approximately 10.8% in the three months ended June 30, 2004, versus approximately 12.1% in the same period in 2003. Margins for the current year period were impacted by the implementation of the record level of net new business sold during the first quarter of 2004 of approximately $12 million.

     Hospital Services' segment operating income increased approximately 8% in the three months ended June 30, 2004, compared to the same period in 2003, resulting in operating margins of approximately 25.0% versus approximately 23.9% in the prior year period. The operating margin improvement is attributable to the previously unbilled maintenance revenue for certain software customers that is being recognized upon receipt of payment as well as cost containment efforts in the division.

     Corporate overhead expenses, which include certain executive and administrative functions, increased approximately 73% or approximately $3.0 million in the three months ended June 30, 2004, compared to the same period in 2003. The increase is attributable to approximately $2.5 million of expenses incurred in 2004 to perform the additional procedures discussed below and increased litigation expenses of approximately $0.5 million in 2004 related to the attempt by the Company's former underwriter's, Lloyd's of London, to rescind certain insurance policies (refer to Note 9 of Notes to Financial Statements for additional information).

     Other Expenses. As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, ("SAS No. 99"), which became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive.

     The Company recorded costs related to the additional procedures totaling approximately $2.5 million during the three months ended June 30, 2004, and included these costs in other expenses in the Company's Consolidated Statements of Operations. In segment reporting these costs are classified in the Corporate segment.

     Interest. Interest expense was approximately $2.0 million for the three months ended June 30, 2004, as compared to $4.2 million for the same period in 2003. The decrease is attributable to the retirement of $50 million of long-term debt in the first nine months of 2003, the repayment of $3.1 million of long-term debt during the fourth quarter of 2003, the repayment of $3.1 million of long-term debt during the first quarter of 2004 and entering into a new Credit Agreement in September 2003 at substantially lower interest rates. Interest income was $0.2 million for the three-months ended June 30, 2004 as compared to $0.1 million for the same period in 2003.

     Loss on Extinguishment of Debt. During the three months ended June 30, 2004, in connection with the retirement of the Company's then-outstanding $118.8 million under the Term Loan B component of the Credit Agreement (the "Term Loan B"), the Company wrote off approximately $3.5 million of deferred debt issuance costs associated with the Term Loan B. Additionally, the Company incurred a prepayment penalty of approximately $2.4 million due to the early retirement of the Term Loan B.

     Income Taxes. Income tax (benefit) expense, which was primarily related to state and local income taxes, was approximately ($20,000) and $0.4 million for the three months ended June 30, 2004 and 2003, respectively. The Company's estimated federal income tax expense for the three months ended June 30, 2004, is offset by the release of an equal amount of the Company's valuation allowance. As of June 30, 2004, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $0.5 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company and Misys entered into binding arbitration regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million. The Company recognized an additional gain on sale of approximately $3.8 million, net of taxes of approximately $0.2 million, when the cash payment was received.

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

     Summarized operating results for the discontinued operations are as follows:

                                                                           THREE MONTHS ENDED JUNE 30,
                                                          -------------------------------------------------------------
                                                                      2004                            2003
                                                          ----------------------------   ------------------------------
                                                          PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                          --------   ---------   -----   --------   ---------   -------
                                                                                 (IN THOUSANDS)
Revenue.................................................   $  --       $  --     $ --     $6,613     $    16    $ 6,629
                                                           =====       =====     =====    ======     =======    =======
Loss from discontinued operations before income taxes...   $  --       $  --     $ --     $ (577)    $(1,110)   $(1,687)
Income tax expense......................................      --          --       --         22          --         22
                                                           -----       -----     -----    ------     -------    -------
Loss from discontinued operations, net of tax...........   $  --       $  --     $ --     $ (599)    $(1,110)   $(1,709)
                                                           =====       =====     =====    ======     =======    =======

SIX MONTHS ENDED JUNE 30, 2004, AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $129,258   $126,152
Hospital Services...........................................    50,217     47,916
Eliminations................................................    (6,733)    (6,614)
                                                              --------   --------
                                                              $172,742   $167,454
                                                              ========   ========

     Revenue for the Physician Services division increased approximately 2% in the six months ended June 30, 2004, as compared to the same period in 2003. The revenue increase is due to the implementation of net new business sold during the first six months of 2004 as well as in prior periods. Net new business sold includes the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Revenue also increased due to one additional business day in the six months ended June 30, 2004, compared to the prior year. Net backlog at June 30, 2004, was approximately $3 million, compared to the negative backlog of approximately $2 million at December 31, 2003. The increase in net backlog is a result of the level of net new business sold during the six months ended June 30, 2004. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 5% for the six months ended June 30, 2004, as compared to the same period in 2003. During the three months ended June 30, 2004, the division entered into a five-year contract to provide print and mail services for a new customer, which positively impacted revenue in the quarter. As part of the transaction, the Company acquired substantially all of the production assets and personnel of that customer's hospital and physician patient statement and paper claims print and mail business. Revenue growth in the division was also positively impacted by an increase in software maintenance revenue attributable to previously unbilled maintenance for certain software customers that is being recognized upon receipt of payment. Medical transaction volume increased approximately 7% for the period over the same period of 2003. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     The Hospital Services division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown in Eliminations to reconcile to total consolidated revenue.

     Segment Operating Income. Segment operating income is segment revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, depreciation, amortization and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2004      2003
                                                              --------   -------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 13,070   $15,098
Hospital Services...........................................    12,170    10,473
Corporate...................................................   (15,083)   (8,061)
                                                              --------   -------
                                                              $ 10,157   $17,510
                                                              ========   =======

     Physician Services' segment operating income decreased approximately 13% in the six months ended June 30, 2004, compared to the same period in 2003, resulting in operating margins of approximately 10.1% in the six months ended June 30, 2004, versus approximately 12.0% in the same period in 2003. Margins for the current year period were impacted by the implementation of the net new business sold during the first quarter of 2004 of approximately $12 million, which included one significant contract with transition costs that resulted in below target operating margins.

     Hospital Services' segment operating income increased approximately 16% in the six months ended June 30, 2004, compared to the same period in 2003, resulting in operating margins of approximately 24.2% in the six months ended June 30, 2004, versus approximately 21.9% in the prior year period. The operating margin improvement is attributable to the previously unbilled maintenance revenue for certain software customers that is being recognized upon receipt of payment.

     Corporate overhead expenses, which include certain executive and administrative functions, increased approximately 87% or approximately $7.0 million in the six months ended June 30, 2004, compared to the same period in 2003. The increase is attributable to approximately $6.5 million of expenses incurred in 2004 to perform the additional procedures discussed below and increased litigation and insurance expenses of approximately $0.7 million in 2004 related to the attempt by the Company's former underwriter's, Lloyd's of London, to rescind certain insurance policies (refer to Note 9 of Notes to Financial Statements for additional information) partially offset by $0.2 million of cost reductions.

     Other Expenses. As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, ("SAS No. 99"), which became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive.

     The Company recorded costs related to the additional procedures totaling approximately $6.5 million during the six months ended June 30, 2004, and included these costs in other expenses in the Company's Consolidated Statements of Operations. In segment reporting these costs are classified in the Corporate segment.

     Interest. Interest expense was approximately $4.1 million for the six months ended June 30, 2004, as compared to $8.7 million for the same period in 2003. The decrease is attributable to the retirement of $50 million of long-term debt in the first nine months of 2003, the repayment of $3.1 million of long-term debt during the fourth quarter of 2003, the repayment of $3.1 million of long-term debt during the first quarter of 2004 and entering into a new Credit Agreement in September 2003 at substantially lower interest rates. Interest income was $0.2 million for the six-month periods ended June 30, 2004 and 2003.

     Loss on Extinguishment of Debt. During the six months ended June 30, 2004, in connection with the retirement of the Company's then-outstanding $118.8 million under the Term Loan B, the Company wrote off approximately $3.5 million of deferred debt issuance costs associated with the Term Loan B. Additionally, the Company incurred a prepayment penalty of approximately $2.4 million due to the early retirement of the Term Loan B.

     During the six months ended June 30, 2003, the Company wrote off approximately $0.2 million of deferred debt issuance costs associated with the original issuance of the Notes (refer to Note 10 of Notes to Financial Statements for additional information) related to the repurchase of $15.0 million of the Notes at par plus accrued interest of approximately $0.1 million, which is included in loss on extinguishment of debt in the Company's Consolidated Statements of Operations.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was approximately $0.2 million and $0.7 million for the six months ended June 30, 2004 and 2003, respectively. The Company's estimated federal income tax expense for the six months ended June 30, 2004, is offset by the release of an equal amount of the Company's valuation allowance. As of June 30, 2004, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $0.5 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company and Misys entered into binding arbitration regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million. The Company recognized an additional gain on sale of approximately $3.8 million, net of taxes of approximately $0.2 million, when the cash payment was received.

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

     Summarized operating results for the discontinued operations are as follows:

                                                                           SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------------------------------------
                                                                     2004                            2003
                                                         ----------------------------   ------------------------------
                                                         PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                         --------   ---------   -----   --------   ---------   -------
                                                                                (IN THOUSANDS)
Revenue................................................    $ --       $ 106     $ 106   $13,080     $  170,    $13,250
                                                           ====       =====     =====   =======     =======    =======
Loss from discontinued operations before income
  taxes................................................    $(18)      $(303)    $(321)  $(1,066)    $(1,874)   $(2,940)
Income tax expense.....................................      --          --        --        42          --         42
                                                           ----       -----     -----   -------     -------    -------
Loss from discontinued operations, net of tax..........    $(18)      $(303)    $(321)  $(1,108)    $(1,874)   $(2,982)
                                                           ====       =====     =====   =======     =======    =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                        AS OF
                                                          ---------------------------------
                                                          JUNE 30, 2004   DECEMBER 31, 2003
                                                          -------------   -----------------
                                                            BUSINESS1         BUSINESS1
                                                          -------------   -----------------
                                                                   (IN THOUSANDS)
Current assets..........................................      $  --             $129
Property and equipment..................................         --               --
Other long-term assets..................................         --               --
                                                              -----             ----
  Assets of discontinued operations.....................      $                 $129
                                                              =====             ====
Current liabilities.....................................      $  --             $422
Deferred revenue........................................         --               --
Other long-term liabilities.............................         --               --
                                                              -----             ----
  Liabilities of discontinued operations................      $  --             $422
                                                              =====             ====

     On November 30, 1998, the Company completed the sale of its MSC business. In 1999, the Company completed the sale of both divisions of its Impact business.

     During the six months ended June 30, 2004 and 2003, the Company incurred expenses of approximately $0.1 million and $0.2 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances as of June 30, 2004 and December 31, 2003, and cash flows from continuing operations for the six months ended June 30, 2004 and 2003, (in thousands):

                                                          JUNE 30, 2004   DECEMBER 31, 2003
                                                          -------------   -----------------
Unrestricted cash and cash equivalents..................     $9,698            $25,271

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Cash provided by continuing operations......................  $ 10,358   $ 10,236
Cash used for investing activities from continuing
  operations................................................  $ (3,080)  $ (5,119)
Cash used for financing activities from continuing
  operations................................................  $(22,339)  $(13,881)

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     During the six months ended June 30, 2004, the Company generated approximately $10.4 million in cash from continuing operations, which includes cash generated from normal operations offset by cash payments related to additional procedures necessary under SAS No. 99 totaling approximately $6.0 million (refer to "Note 3 -- Additional Procedures" in the Company's Notes to Consolidated Financial Statements for more information), the payment of approximately $5.4 million in expenses and legal settlements related to the matter with Lloyd's of London (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information) and interest payments of approximately $3.5 million.

     During the six months ended June 30, 2003, cash provided by continuing operations was approximately $10.2 million, which includes cash provided by normal operations offset by the payment of approximately $3.9 million in expenses and legal settlements related to the matter with Lloyd's of London (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information) and interest payments of approximately $8.6 million.

     During the six months ended June 30, 2004, the Company used approximately $3.1 million in cash from investing activities from continuing operations consisting primarily of approximately $5.5 million for capital expenditures and investment in software development costs and approximately $1.1 million of cash used for acquisitions, partially offset by approximately $3.6 million of net proceeds related to the final closing adjustments from the sale of Patient1 to Misys Healthcare Systems in July 2003.

     During the six months ended June 30, 2003, the Company used approximately $5.1 million in cash from investing activities from continuing operations primarily for capital expenditures and software development costs.

     During the six months ended June 30, 2004, the Company used approximately $22.3 million in cash from financing activities. On June 30, 2004 the Company raised $125 million from the sale of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") and retired the $118.8 million then outstanding under the Term Loan B concurrently with the completion of the Convertible Debenture offering. On June 30, 2004, the Company also completed an amendment to the Revolving Credit Facility to increase its capacity and lower the Company's borrowing rate. The Revolving Credit Facility's capacity was expanded from $50 million to $75 million and the facility's maturity was extended to three years. The Company incurred a prepayment penalty on the early retirement of the Term Loan B totaling $2.4 million in addition to financing costs of $3.3 million related to the convertible debenture offering and amendment to the Revolving Credit Facility. The Company also repurchased, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. The cost of the refinancing and purchase of common stock is offset by proceeds from the exercise of stock options of approximately $5.3 million.

     During the six months ended June 30, 2003, the Company used approximately $13.9 million in cash from financing activities primarily related to the acceptance of the Company's offer to repurchase $15 million of the Company's then-outstanding 9 1/2% Senior Notes due 2005, partially offset by proceeds from the exercise of stock options of approximately $1.1 million.

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

     On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). In the settlement, Lloyd's agreed to pay the Company $20 million in cash by July 9, 2004. Lloyd's also agreed to defend, settle or otherwise resolve at their expense the two remaining pending claims covered under the errors and omissions ("E&O") policies issued to the Company by Lloyd's. In exchange, the Company provided Lloyd's with a full release of all E&O and directors and officers and company reimbursement ("D&O") policies. The California Superior Court retained jurisdiction to enforce any aspect of the settlement agreement.

     As of the settlement date, the Company had an $18.3 million receivable from Lloyd's, of which approximately $4.9 million represented additional amounts to be paid by the Company under prior E&O settlements covered by Lloyd's. Effective on May 12, 2004, as a result of negotiations among the Company, Lloyd's, and a party to a prior E&O settlement with the Company, the Lloyd's settlement was amended to reduce by $3.8 million the additional amounts to be paid by the Company under the prior E&O settlements covered by Lloyd's. This amendment reduced the amount of cash payable by Lloyd's to the Company in the settlement from $20 million to $16.2 million, and reduced the amount of the Company's Lloyd's receivable by $3.8 million. On July 7, 2004, pursuant to the settlement as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and will recognize a gain of approximately $1.5 million on the settlement in July 2004. The Company previously anticipated recognizing a gain of approximately $1.7 million. The actual gain of approximately $1.5 million reflects additional legal expenses of approximately $0.2 million incurred prior to the payment date associated with prior E&O claims.

     During the course of litigation the Company was required to fund the legal costs and any litigation settlements related to E&O claims covered by the Lloyd's E&O policies. The negative impact of these items on the Company's cash flow for the six months ended June 30, 2004, was approximately $5.4 million, which consisted of approximately $1.8 million related to the cost of pursuing the litigation against Lloyd's and approximately $3.6 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. The negative impact of these items on the Company's cash flow for the six months ended June 30, 2003, was approximately $3.9 million, which consisted of approximately $1.6 million related to insurance premium increases for new insurance coverage and the cost of pursuing the litigation against Lloyd's and approximately $2.3 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. As of June 30, 2004, and as of the settlement date, the Company had incurred approximately $18.3 million of costs related to claims under Lloyd's policies that are classified as Lloyd's receivable in the Company's Consolidated Balance Sheet. As of June 30, 2004, approximately $14.2 million of these costs have been paid by the Company.

     For the six months ended June 30, 2004 and 2003, the Company incurred approximately $1.5 million and $2.2 million, respectively, of expenses related to the cost of pursuing the litigation against Lloyd's in each period and, in 2003, significantly increased insurance premiums. These costs have been reflected in the Company's Corporate segment. In the Consolidated Statements of Operations these costs are included in other operating expenses.

     As mentioned previously, the cost to perform the additional procedures associated with preparing the year-end 2003 financial statements was approximately $6.5 million and was recorded during the six months ended June 30, 2004. These costs are reflected in other expenses in the Company's Consolidated Statements of Operations.

     With the exception of the Lloyd's receivable and payments made for the additional procedures associated with the 2003 year-end audit, the Company has not experienced material changes in the underlying components of cash generated by operating activities from continuing operations. The Company believes that existing cash and the cash provided by operations will provide sufficient capital to fund its working capital requirements, contractual obligations, investing and financing needs.

FORWARD-LOOKING STATEMENTS

     Certain statements included in the Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report including but not limited to certain statements set forth under the captions "Note 8 -- Discontinued Operations and Divestitures," "Note 9 -- Legal Matters," "Note 10 -- Long-Term Debt," "Note 11 -- Income Taxes," "Results of Operations" and "Liquidity and Capital Resources," are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include the Company's expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, the effect of industry and regulatory changes on the Company's customer base, the impact of revenue backlog on future revenue, fair market value less costs to sell of Business1, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" and "Quantitative and Qualitative Disclosures about Market Risk." The Company disclaims any responsibility to update any forward-looking statements.

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

  MATERIAL WEAKNESS IN INTERNAL CONTROLS AND PROCEDURES

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls and procedures exists. The Company's auditors reported to the Company that the errors that resulted in the restatements reflected in the 2003 Form 10-K, which generally related to the recording of accruals, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. While the Company is taking immediate steps to correct these items, there can be no assurance that the Company will be able to do so in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings made by the Company pursuant to the Securities Exchange Act of 1934. In addition, for the Company's 2004 audit, the Company must comply with Section 404(a) of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of the Company's internal controls over financial reporting and a report by the Company's independent certified public accountants addressing those assessments. In light of the material weakness identified in connection with the Company's 2003 audit, there can be no assurance that the Company will be able to comply with Section 404(a) of the Sarbanes-Oxley Act. While the Company is implementing steps to ensure compliance with Section 404(a) of the Sarbanes-Oxley Act, failure to achieve such compliance could have a material adverse effect on the Company's business.

  DEBT

     The Company has a significant amount of long-term indebtedness and, as a result, has obligations to make interest and principal payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance the Company's indebtedness, or seek additional equity capital. The Company's ability to make payments on the Company's debt obligations will depend on future operating performance, which may be affected by conditions beyond the Company's control.

  LITIGATION

     The Company is involved in litigation arising in the ordinary course of its business, which may expose it to loss contingencies. These matters include, but are not limited to, claims brought by former customers with respect to the operation of the Company's business. The Company has also received written demands from customers and former customers that have not yet resulted in legal action.

     The Company may not be able successfully to resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, the Company's insurance coverage may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, such coverage may prove to be inadequate or may become unavailable on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm the Company's business, results of operations or financial condition.

  PHYSICIAN SERVICES COMPETITION

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

  HOSPITAL SERVICES COMPETITION

     The business of providing services and solutions to hospitals for both revenue cycle and resource management is also highly competitive. The Company competes with traditional electronic data interface companies, outsourcing companies and specialized software vendors with national, regional and local bases. Some competitors have longer operating histories and greater financial, technical and marketing resources than the Company. The Company's successful competition within this industry is dependent on numerous industry and market conditions.

  HEALTHCARE INDUSTRY CHANGES

     The markets for the Company's services and solutions are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to keep pace with changes in the healthcare industry may be dependent on a variety of factors, including the Company's ability to enhance existing products and services; introduce new products and services quickly and cost effectively; achieve market acceptance for new products and services; and respond to emerging industry standards and other technological changes.

     Competitors may develop competitive products that could adversely affect the Company's operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing the Company's technology going forward. The costs associated with refining, enhancing and developing these systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

  MARKETPLACE CONSOLIDATION

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

  GOVERNMENT REGULATION

     The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act of 1997 and the Medicare Modernization Act of 2003. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect the Company's business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

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

     In the past, the Company has been the subject of federal investigations, and the Company may become the subject of false claims litigation or additional investigations relating to its billing and collection activities. Any such proceeding or investigation could have a material adverse effect on the Company's business.

     Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), final rules have been published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. The Company has incurred and will continue to incur costs to comply with these rules. Although management believes that future compliance costs will not have a material impact on the Company's results of operations, compliance with these rules may prove to be more costly than anticipated. Failure to comply with such rules may have a material adverse effect on the Company's business and may subject the Company to civil and criminal penalties as well as loss of customers.

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

     Passage of HIPAA is part of a wider healthcare reform initiative. The Company expects that the debate on healthcare reform will continue. The Company also expects that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. The Company cannot predict whether the government will enact new legislation and regulations, and, if enacted, whether such new developments will affect the Company's business.

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

     The Company has the option of entering into loans based on LIBOR or base rates under the Revolving Credit Facility. As such, the Company could experience fluctuations in the interest rates if the Company were to borrow amounts under the Revolving Credit Facility, the Company could experience fluctuations in interest rates under the Revolving Credit Facility. The Company has not incurred any borrowings under the Revolving Credit Facility.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2004, and have concluded that these disclosure controls and procedures operate effectively to support the certifications required of such officers in this report.

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls and procedures exists. The Company's auditors reported to the Company that the errors that resulted in the restatements reflected in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on May 13, 2004, which generally related to the recording of accruals, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. The Company is taking immediate steps to correct these items, and the Company has performed work in connection with the preparation of its 2004 interim financial statements to ensure, to the extent possible, that the information disclosed in this quarterly report on Form 10-Q is correct. Based in part on this work, the Company's Chief Executive Officer and the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately.

     The Company expects that, in connection with the efforts to comply in 2004 with Section 404(a) of the Sarbanes-Oxley Act, it will implement changes in internal controls and procedures and that these changes will be made on an ongoing basis.

     No significant changes were made in the Company's internal controls during the second quarter of 2004. However, the Company is implementing steps to ensure compliance with Section 404(a) of the Sarbanes-Oxley Act.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in "Note 9 -- Legal Matters" of Notes to Consolidated Financial Statements in Item 1 of Part I.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures Due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Debentures are convertible into the Company's common stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount of Debentures. This conversion rate represents a share price of approximately $17.85, a premium of 42% over the closing price of the common stock on the date the offering of Debentures was priced. The Debentures will be convertible when the share price reaches 130% of the conversion price, or a share price of approximately $23.21, and in other circumstances to be set forth in the Indenture relating to the Debentures. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. Beginning on July 6, 2009, the Company may redeem some or all of the Debentures for cash. In addition, on June 30, 2009, 2014 and 2019, or upon a fundamental change as defined in the Indenture, holders may require the Company to repurchase their Debentures for cash. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire its $118.8 million outstanding Term Loan B as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock that were sold short by purchasers of the Debentures in negotiated transactions concurrently with the offering of the Debentures. Banc of America Securities LLC, Wachovia Securities and Jeffries & Co., Inc. acted as initial purchasers of the Debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 7, 2004. The following directors were elected at such meeting:

NOMINEE                                           BOARD TERM   VOTES FOR    VOTES WITHHELD
-------                                           ----------   ----------   --------------
Stephen A. George, M.D. ........................   One Year    22,719,651     5,500,915
David R. Holbrooke, M.D.........................   One Year    22,599,722     5,620,844
Craig Macnab....................................   One Year    22,599,692     5,620,874
David E. McDowell...............................   One Year    22,719,649     5,500,917
Philip M. Pead..................................   One Year    22,719,594     5,500,972
John C. Pope....................................   One Year    22,524,972     5,695,594
C. Christopher Trower...........................   One Year    22,599,678     5,620,888
Jeffrey W. Ubben................................   One Year    28,190,784        29,782

     No other matters were voted upon at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT
NUMBER                                    DOCUMENT
-------                                   --------
  2.1     --    Asset Purchase Agreement dated as of June 18, 2003, among
                Misys Hospital Systems, Inc., Misys Healthcare Systems
                (International) Limited, Misys plc, Registrant, and PST
                Products, LLC., together with the First Amendment thereto
                dated as of June 28, 2003 (incorporated by reference to
                Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                2003).
  3.1     --    Restated Certificate of Incorporation of Registrant
                (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
  3.2     --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003).
  4.1     --    Rights Agreement dated as of February 11, 1999, between
                Registrant and American Stock Transfer & Trust Company
                (including form of rights certificates) (incorporated by
                reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.2     --    First Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of May 4, 2000 (incorporated by
                reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                for the quarter ended March 31, 2000).
  4.3     --    Second Amendment to Rights Agreement dated as of February
                11, 1999, between Registrant and American Stock Transfer &
                Trust Company, entered into as of December 6, 2001, to be
                effective as of March 6, 2002 (incorporated by reference to
                Exhibit 4.12 to Annual Report on Form 10-K for the year
                ended December 31, 2001).
  4.4     --    Third Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
  4.5           Indenture dated as of June 30, 2004, between Registrant and
                U.S. Bank National Association, as Trustee, relating to
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024.
  4.6           Resale Registration Rights Agreement dated as of June 30,
                2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024.
 10.1           First Amendment to Credit Agreement dated as of June 30,
                2004, among Registrant, the Guarantors party thereto, the
                Lenders party thereto and Bank of America, N.A., as
                Administrative Agent.
 31.1     --    Certification of Chief Executive Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     --    Certification of Chief Financial Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     --    Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K

     The Company filed or furnished the following reports on Form 8-K during the quarter ended June 30, 2004:

                                                      FINANCIAL
                                                      STATEMENTS                    DATE FILED OR
ITEM REPORTED                                           FILED      DATE OF REPORT     FURNISHED
-------------                                         ----------   --------------   -------------
Press Release dated April 5, 2004, announcing
  Company's receipt of a noncompliance notification
  from Nasdaq because of the delay in filing the
  Company's 2003 Annual Report on Form 10-K with the
  SEC...............................................      No        April 5, 2004    April 5, 2004
Press Release dated April 19, 2004, announcing an
  operations update for the quarter ended March 31,
  2004..............................................      No       April 19, 2004   April 19, 2004
Press Release dated May 13, 2004, announcing that
  the Company had filed its 2003 Annual Report on
  Form 10-K with the SEC, as well as the settlement
  the Company reached with Lloyd's of London........      No         May 13, 2004     May 13, 2004
Press Release dated May 27, 2004, announcing the
  Company's results of operations for the quarterly
  period ended March 31, 2004.......................      No         May 27, 2004     May 27, 2004
Press Release dated June 22, 2004, announcing the
  Company's intention to offer up to $125 million
  aggregate principal amount of convertible
  debentures, and its intention to effect a share
  repurchase of up to $25 million in conjunction
  with the offering.................................      No        June 22, 2004    June 23, 2004
Disclosure of certain information contained in the
  offering memorandum for the Company's offering of
  up to $125 million aggregate principal amount of
  convertible subordinated debentures due 2024......      No        June 22, 2004    June 23, 2004
Press Release dated June 24, 2004, announcing the
  Company's pricing of its offering of up to $125
  million aggregate principal amount of convertible
  debentures, including information about its
  repurchase of shares sold short by purchasers of
  the debentures in negotiated transactions
  concurrently with the offering....................      No        June 24, 2004    June 24, 2004
Press Release dated June 30, 2004, announcing the
  Company's completion of its sale of $125 million
  aggregate principal amount of 3.25% convertible
  subordinated debentures due 2024, and the
  completion of an amendment to its senior revolving
  credit facility...................................      No        June 30, 2004     July 1, 2004

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

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:      /s/ CHRIS E. PERKINS
                                          --------------------------------------
                                                     Chris E. Perkins
                                               Executive Vice President and
                                                 Chief Financial Officer

                                          By:   /s/ RICHARD A. FLYNT, JR.
                                          --------------------------------------
                                                  Richard A. Flynt, Jr.
                                              Vice President and Controller
                                              (Principal Accounting Officer)

Date: August 9, 2004

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DOCUMENT
-------                                   --------
  2.1     --    Asset Purchase Agreement dated as of June 18, 2003, among
                Misys Hospital Systems, Inc., Misys Healthcare Systems
                (International) Limited, Misys plc, Registrant, and PST
                Products, LLC., together with the First Amendment thereto
                dated as of June 28, 2003 (incorporated by reference to
                Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                2003).
  3.1     --    Restated Certificate of Incorporation of Registrant
                (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
  3.2     --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003).
  4.1     --    Rights Agreement dated as of February 11, 1999, between
                Registrant and American Stock Transfer & Trust Company
                (including form of rights certificates) (incorporated by
                reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.2     --    First Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of May 4, 2000 (incorporated by
                reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                for the quarter ended March 31, 2000).
  4.3     --    Second Amendment to Rights Agreement dated as of February
                11, 1999, between Registrant and American Stock Transfer &
                Trust Company, entered into as of December 6, 2001, to be
                effective as of March 6, 2002 (incorporated by reference to
                Exhibit 4.12 to Annual Report on Form 10-K for the year
                ended December 31, 2001).
  4.4     --    Third Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
  4.5     --    Indenture dated as of June 30, 2004, between Registrant and
                U.S. Bank National Association, as Trustee, relating to
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024.
  4.6     --    Resale Registration Rights Agreement dated as of June 30,
                2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024.
 10.1     --    First Amendment to Credit Agreement dated as of June 30,
                2004, among Registrant, the Guarantors party thereto, the
                Lenders party thereto and Bank of America, N.A., as
                Administrative Agent.
 31.1     --    Certification of Chief Executive Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     --    Certification of Chief Financial Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     --    Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.