Form 10-Q
period 2004-09-30
PER SE TECHNOLOGIES INC
filed 2004-11-05
CIK 878556

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                     SHARES OUTSTANDING AT OCTOBER 27, 2004
                --------------                     --------------------------------------
         Common Stock $0.01 Par Value                        30,154,598 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

                                                                               PAGE
                                                                               ----
                           PART I: FINANCIAL INFORMATION
Item 1.          Financial Statements
                 Consolidated Balance Sheets as of September 30, 2004 and
                 December 31, 2003 (Unaudited)...............................    2
                 Consolidated Statements of Operations for the three and nine
                 months ended September 30, 2004 and 2003 (Unaudited)........    3
                 Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 2004 and 2003 (Unaudited)...............    4
                 Notes to Consolidated Financial Statements (Unaudited)......    5
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   16
Item 3.          Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   29
Item 4.          Controls and Procedures.....................................   29

                            PART II: OTHER INFORMATION
Item 1.          Legal Proceedings...........................................   31
Item 6.          Exhibits....................................................   31

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PAR VALUE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 36,573        $ 25,271
  Restricted cash...........................................          70              66
                                                                --------        --------
     Total cash and cash equivalents........................      36,643          25,337
  Accounts receivable, billed (less allowances of $3,851 and
     $4,267 as of September 30, 2004, and December 31, 2003,
     respectively)..........................................      49,505          46,335
  Accounts receivable, unbilled (less allowances of $432 and
     $528 as of September 30, 2004, and December 31, 2003,
     respectively)..........................................       1,356           1,613
  Lloyd's receivable........................................          --          17,405
  Prepaid expenses..........................................       3,189           2,676
  Other.....................................................       4,074           3,507
                                                                --------        --------
     Total current assets...................................      94,767          96,873
Property and equipment, net of accumulated depreciation.....      14,970          16,434
Goodwill, net of accumulated amortization...................      32,549          32,549
Other intangible assets, net of accumulated amortization....      21,323          19,787
Other.......................................................       5,573           5,881
Assets of discontinued operations, net......................          --             129
                                                                --------        --------
     Total assets...........................................    $169,182        $171,653
                                                                ========        ========
CURRENT LIABILITIES:
  Accounts payable..........................................    $  6,961        $  6,587
  Accrued compensation......................................      15,662          18,102
  Accrued expenses..........................................      16,261          19,037
  Current portion of long-term debt.........................          --          12,500
                                                                --------        --------
                                                                  38,884          56,226
  Deferred revenue..........................................      25,261          20,334
                                                                --------        --------
     Total current liabilities..............................      64,145          76,560
Long-term debt..............................................     125,000         109,375
Other obligations...........................................       4,683           2,908
Liabilities of discontinued operations......................          --             422
                                                                --------        --------
     Total liabilities......................................     193,828         189,265
                                                                --------        --------
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................          --              --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     32,110 and 31,322 issued and outstanding as of
     September 30, 2004, and December 31, 2003,
     respectively...........................................         321             313
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................          --              --
  Paid-in capital...........................................     793,652         786,297
  Warrants..................................................          --           1,495
  Accumulated deficit.......................................    (793,155)       (805,286)
  Treasury stock at cost, 2,124 and 122 as of September 30,
     2004, and December 31, 2003, respectively..............     (26,492)         (1,303)
  Deferred stock unit plan obligation.......................       1,443           1,303
  Accumulated other comprehensive loss......................        (415)           (431)
                                                                --------        --------
     Total stockholders' deficit............................     (24,646)        (17,612)
                                                                --------        --------
     Total liabilities and stockholders' deficit............    $169,182        $171,653
                                                                ========        ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            -------------------   -------------------
                                                              2004       2003       2004       2003
                                                            --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue...................................................  $90,641    $84,523    $263,383   $251,977
                                                            -------    -------    --------   --------
Salaries and wages........................................   52,662     49,851     153,861    146,086
Other operating expenses..................................   24,361     20,572      71,511     65,792
Depreciation..............................................    1,889      2,289       5,979      7,154
Amortization..............................................    2,152      1,793       5,799      5,417
Other (income) expenses...................................     (654)       177       5,845        177
                                                            -------    -------    --------   --------
  Operating income........................................   10,231      9,841      20,388     27,351
Interest expense..........................................    1,410      3,863       5,483     12,524
Interest income...........................................      (88)       (79)       (332)      (245)
Loss on extinguishment of debt............................       --      6,034       5,896      6,255
                                                            -------    -------    --------   --------
  Income before income taxes..............................    8,909         23       9,341      8,817
Income tax expense........................................      102        143         314        803
                                                            -------    -------    --------   --------
  Income (loss) from continuing operations................    8,807       (120)      9,027      8,014
                                                            -------    -------    --------   --------
Discontinued operations (see Note 8)
    Loss from discontinued operations, net of
       tax -- Patient1....................................       --       (228)        (18)    (1,336)
    (Loss) gain on sale of Patient1, net of tax...........     (106)     9,797       3,649      9,797
    Loss from discontinued operations, net of
       tax -- Business1...................................       --       (977)       (303)    (2,851)
    Loss on sale of Business1, net of tax.................       --     (7,708)       (130)    (7,708)
    Loss from discontinued operations, net of
       tax -- Other.......................................       (1)      (258)        (94)      (492)
                                                            -------    -------    --------   --------
                                                               (107)       626       3,104     (2,590)
                                                            -------    -------    --------   --------
       Net income.........................................  $ 8,700    $   506    $ 12,131   $  5,424
                                                            =======    =======    ========   ========
Net income per common share -- basic:
    Income from continuing operations.....................  $  0.29    $    --    $   0.29   $   0.26
    Loss from discontinued operations, net of
       tax -- Patient1....................................       --      (0.01)         --      (0.04)
    Gain on sale of Patient1, net of tax..................       --       0.32        0.11       0.32
    Loss from discontinued operations, net of
       tax -- Business1...................................       --      (0.03)      (0.01)     (0.09)
    Loss on sale of Business1, net of tax.................       --      (0.25)         --      (0.25)
    Loss from discontinued operations, net of
       tax -- Other.......................................       --      (0.01)         --      (0.02)
                                                            -------    -------    --------   --------
       Net income per common share -- basic...............  $  0.29    $  0.02    $   0.39   $   0.18
                                                            =======    =======    ========   ========
Weighted average shares used in computing basic earnings
  per share...............................................   30,088     30,677      31,046     30,364
                                                            =======    =======    ========   ========
Net income per common share -- diluted:
    Income from continuing operations.....................  $  0.27    $    --    $   0.27   $   0.25
    Loss from discontinued operations, net of
       tax -- Patient1....................................       --      (0.01)         --      (0.04)
    Gain on sale of Patient1, net of tax..................       --       0.32        0.10       0.30
    Loss from discontinued operations, net of
       tax -- Business1...................................       --      (0.03)      (0.01)     (0.09)
    Loss on sale of Business1, net of tax.................       --      (0.25)         --      (0.24)
    Loss from discontinued operations, net of
       tax -- Other.......................................       --      (0.01)         --      (0.01)
                                                            -------    -------    --------   --------
       Net income per common share -- diluted.............  $  0.27    $  0.02    $   0.36   $   0.17
                                                            =======    =======    ========   ========
Weighted average shares used in computing diluted earnings
  per share...............................................   32,168     30,677      33,273     32,199
                                                            =======    =======    ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  12,131   $   5,424
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     11,778      12,571
  Loss from discontinued operations.........................        545      12,387
  Gain on sale of Patient1..................................     (3,649)     (9,797)
  Amortization of deferred financing costs..................        963         932
  Loss on extinguishment of debt............................      5,896       6,255
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................         (4)      4,200
     Accounts receivable, billed............................     (3,170)     (5,413)
     Accounts receivable, unbilled..........................        257         342
     Accounts payable.......................................        357       1,868
     Accrued compensation...................................     (2,453)     (4,171)
     Accrued expenses.......................................        842      (5,566)
     Deferred revenue.......................................      4,927       1,447
     Other, net.............................................     13,075      (3,407)
                                                              ---------   ---------
       Net cash provided by continuing operations...........     41,495      17,072
       Net cash used for discontinued operations............       (514)     (9,672)
                                                              ---------   ---------
       Net cash provided by operating activities............     40,981       7,400
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (4,624)     (4,850)
Software development costs..................................     (5,334)     (2,821)
Net proceeds from sale of Patient1 and Business1, net of
  tax.......................................................      3,520      27,092
Acquisition, net of cash acquired...........................     (1,141)         --
Other.......................................................        (66)        (54)
                                                              ---------   ---------
       Net cash (used for) provided by continuing
        operations..........................................     (7,645)     19,367
       Net cash used for discontinued operations............         --      (2,289)
                                                              ---------   ---------
       Net cash (used for) provided by investing
        activities..........................................     (7,645)     17,078
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................    125,000     125,000
Treasury stock purchase.....................................    (24,999)         --
Proceeds from the exercise of stock options.................      5,853       7,012
Debt issuance costs.........................................     (6,013)     (9,737)
Payments of debt............................................   (121,875)   (175,020)
                                                              ---------   ---------
       Net cash used for financing activities...............    (22,034)    (52,745)
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS:
Net change..................................................     11,302     (28,267)
Balance at beginning of period..............................     25,271      46,748
                                                              ---------   ---------
Balance at end of period....................................  $  36,573   $  18,481
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $   3,587   $  16,565
  Extinguishment of debt....................................      2,375       5,412
  Income taxes..............................................        342         421

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

     These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements, and accounting policies consistent, in all material respects, with those applied in preparing the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission ("SEC") on May 13, 2004, ("2003 Form 10-K"). These interim financial statements are unaudited but reflect all adjustments management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2003 Form 10-K.

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

NOTE 2 -- STOCK-BASED COMPENSATION PLANS

     At September 30, 2004, the Company has four stock-based compensation plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No significant stock-based compensation cost is reflected in the Company's Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to this stock-based compensation.

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                  -------------------   -----------------
                                                    2004       2003      2004      2003
                                                  --------   --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported..........................  $ 8,700    $   506    $12,131   $ 5,424
Deduct: total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects.......................................  $(1,182)   $(2,063)   $(3,153)  $(4,570)
                                                  -------    -------    -------   -------
Pro forma net income (loss).....................  $ 7,518    $(1,557)   $ 8,978   $   854
                                                  =======    =======    =======   =======
Net income (loss) per common share:
  Basic -- as reported..........................  $  0.29    $  0.02    $  0.39   $  0.18
                                                  =======    =======    =======   =======
  Basic -- pro forma............................  $  0.25    $ (0.05)   $  0.29   $  0.03
                                                  =======    =======    =======   =======
  Diluted -- as reported........................  $  0.27    $  0.02    $  0.36   $  0.17
                                                  =======    =======    =======   =======
  Diluted -- pro forma..........................  $  0.23    $ (0.05)   $  0.27   $  0.03
                                                  =======    =======    =======   =======

NOTE 3 -- OTHER EXPENSES

  ADDITIONAL PROCEDURES

     As a result of allegations of improprieties made during 2003 and 2004, the Company's independent auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit ("SAS No. 99"), which became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive.

     The Company recorded costs related to the additional procedures totaling approximately $6.3 million during the nine months ended September 30, 2004, and included these costs in other expenses in the Company's Consolidated Statements of Operations. In segment reporting, these expenses are classified in the Corporate segment.

  GAIN ON SETTLEMENT WITH LLOYD'S

     On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the three months ended September 30, 2004.

  EXECUTIVE OFFICE RELOCATION

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable operating lease for that office space commencing July 1, 2004, which will expire in June 2014. While the new landlord will assume the payments for the lease of the Company's former corporate office space, the Company recorded a non-cash expense related to the lease expense of approximately $1.0 million upon its exit of the former office facility. Amounts received from the landlord are considered incentives, which are being amortized over the lease term.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 4 -- REVENUE RECOGNITION

     The Physician Services division signed an agreement ("the Agreement") in 2004 with a customer to provide physician practice management services. Under the Agreement, Physician Services and the customer agreed to certain performance goals. The performance goals will be measured on an interim basis through February 28, 2009. At each interim measurement period, Physician Services will determine if the performance goals for that period have been achieved.

     If Physician Services achieves the performance goal for an interim measurement period, Physician Services will recognize revenue as a percentage of the customer's net collections pursuant to its standard revenue recognition practice. If the Physician Services division does not achieve the performance goal for an interim measurement period, revenue will not be recognized to the extent the goal is not achieved.

NOTE 5 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted net income per share for the three-and nine months ended September 30, 2004, and 2003:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2004       2003      2004      2003
                                                 --------   --------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.....................................  $ 8,700    $   506    $12,131   $ 5,424
                                                 =======    =======    =======   =======
Common shares outstanding:
  Shares used in computing net income per
     common share -- basic.....................   30,088     30,677     31,046    30,364
  Effect of potentially dilutive stock options
     and warrants..............................    2,080         --      2,227     1,835
                                                 -------    -------    -------   -------
  Shares used in computing net income per
     common share -- diluted...................   32,168     30,677     33,273    32,199
                                                 =======    =======    =======   =======
Net income per common share:
  Basic........................................  $  0.29    $  0.02    $  0.39   $  0.18
                                                 =======    =======    =======   =======
  Diluted......................................  $  0.27    $  0.02    $  0.36   $  0.17
                                                 =======    =======    =======   =======

     Options and warrants to purchase 1.9 million and 1.8 million shares of Common Stock outstanding during the three and nine months ended September 30, 2004, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     The conditions required for conversion of the Company's Convertible Subordinated Debentures (see Note 10) have not been met. Therefore, the Company did not assume conversion of the Debentures in calculating diluted EPS for the nine months ended September 30, 2004.

     In September 2004, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a tentative conclusion on Issue Number 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share ("EITF No. 04-08"). The EITF concluded that contingently convertible debt instruments should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The effective date is expected to be for periods ending after December 15, 2004. In November 2004, the Company exercised its irrevocable option to pay the principal of its Convertible

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Subordinated Debentures in cash. The Company will satisfy the amount above the conversion trigger price of $17.85 through the issuance of stock. Any stock appreciation above the conversion trigger price would be included in the Company's dilutive shares for purposes of calculating diluted earnings per share under EITF No. 04-08.

     Options and warrants to purchase 6.9 million shares of Common Stock outstanding during the three months ended September 30, 2003, were excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the Company's loss from continuing operations for the period.

     Options and warrants to purchase 3.0 million shares of Common Stock outstanding during the nine months ended September 30, 2003, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

NOTE 6 -- FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

     The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive loss. In the three and nine month periods ended September 30, 2004, and 2003, the only component of other comprehensive loss was the net foreign currency translation.

                                                            THREE MONTHS     NINE MONTHS
                                                                ENDED           ENDED
                                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                            -------------   -------------
                                                            2004    2003    2004    2003
                                                            -----   -----   -----   -----
                                                                   (IN THOUSANDS)
Net foreign currency translation..........................   $31    $290     $16    $153

NOTE 7 -- ACQUISITION

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

NOTE 8 -- DISCONTINUED OPERATIONS AND DIVESTITURES

     In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003, and the Company recognized a

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $0.5 million, subject to closing adjustments. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company and Misys entered into binding arbitration regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million. The Company recognized an additional gain on sale of approximately $3.6 million, net of taxes of approximately $0.2 million, in 2004.

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

     Summarized operating results for the discontinued operations are as follows:

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------
                                                              2004                             2003
                                                  -----------------------------   ------------------------------
                                                  PATIENT1   BUSINESS1   TOTAL    PATIENT1   BUSINESS1    TOTAL
                                                  --------   ---------   ------   --------   ---------   -------
                                                                          (IN THOUSANDS)
Revenue.........................................   $  --      $   --     $   --   $ 2,168     $   160    $ 2,328
                                                   =====      ======     ======   =======     =======    =======
Loss from discontinued operations before income
  taxes.........................................   $  --      $   --     $   --   $  (224)    $  (977)   $(1,201)
Income tax expense..............................      --          --         --         4          --          4
                                                   -----      ------     ------   -------     -------    -------
Loss from discontinued operations, net of tax...   $  --      $   --     $   --   $  (228)    $  (977)   $(1,205)
                                                   =====      ======     ======   =======     =======    =======

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------------------------------------
                                                               2004                            2003
                                                   ----------------------------   ------------------------------
                                                   PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                   --------   ---------   -----   --------   ---------   -------
                                                                          (IN THOUSANDS)
Revenue..........................................    $ --       $ 106     $ 106   $15,247     $   330    $15,577
                                                     ====       =====     =====   =======     =======    =======
Loss from discontinued operations before income
  taxes..........................................    $(18)      $(303)    $(321)  $(1,291)    $(2,851)   $(4,142)
Income tax expense...............................      --          --        --        45          --         45
                                                     ----       -----     -----   -------     -------    -------
Loss from discontinued operations, net of tax....    $(18)      $(303)    $(321)  $(1,336)    $(2,851)   $(4,187)
                                                     ====       =====     =====   =======     =======    =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                      AS OF
                                                      --------------------------------------
                                                      SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                      ------------------   -----------------
                                                          BUSINESS1            BUSINESS1
                                                          ---------            ---------
                                                                  (IN THOUSANDS)
Current assets......................................        $  --                $129
Property and equipment..............................           --                  --
Other long-term assets..............................           --                  --
                                                            -----                ----
  Assets of discontinued operations.................        $  --                $129
                                                            =====                ====
Current liabilities.................................        $  --                $422
Deferred revenue....................................           --                  --
Other long-term liabilities.........................           --                  --
                                                            -----                ----
  Liabilities of discontinued operations............        $  --                $422
                                                            =====                ====

     On November 30, 1998, the Company completed the sale of its MSC business. In 1999, the Company completed the sale of both divisions of its Impact business.

     During the nine months ended September 30, 2004 and 2003, the Company incurred expenses of approximately $0.1 million and $0.5 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     As of the settlement date, the Company had an $18.3 million receivable from Lloyd's, of which approximately $4.9 million represented additional amounts to be paid by the Company under prior E&O settlements covered by Lloyd's. Effective on May 12, 2004, as a result of negotiations among the Company, Lloyd's, and a party to a prior E&O settlement with the Company, the Lloyd's settlement was amended to reduce by $3.8 million the additional amounts to be paid by the Company under the prior E&O settlements covered by Lloyd's. This amendment reduced the amount of cash payable by Lloyd's to the Company in the settlement from $20 million to $16.2 million, and reduced the amount of the Company's receivable from Lloyd's by $3.8 million. On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the three months ended September 30, 2004.

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

     On September 11, 2003, the Company entered into a $175 million Credit Agreement (the "Credit Agreement"), consisting of a $125 million Term Loan B (the "Term Loan B") and a $50 million revolving credit facility (the "Revolving Credit Facility"). The Company had approximately $118.8 million outstanding under the Term Loan B as of June 30, 2004, under a LIBOR-based interest contract bearing interest at 5.36%. The Company has had no borrowings outstanding under the Revolving Credit Facility since its inception.

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Debentures are convertible into shares of the Company's Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a conversion price of approximately $17.85) once the Company's Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.20. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. The Company may redeem the Debentures either in whole or in part beginning July 6, 2009. The holders may require the Company to repurchase the Debentures on June 30, 2009, 2014 and 2019 or upon a fundamental change as defined in the Indenture governing the Debentures. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire the $118.8 million outstanding under the Term Loan B as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. In addition, the Company incurred expenses associated with the retirement of the Term Loan B of approximately $5.9 million, which included the write-off of approximately $3.5 million of deferred debt issuance costs, and which is classified as loss on extinguishment of debt in the Company's Consolidated Statements of Operations.

     In connection with the sale of the Debentures, the Company agreed to file with the SEC, within 90 days after the original issuance of the Debentures, a shelf registration statement with respect to the resale of the Debentures

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES and the common stock issuable upon conversion of the Debentures. The Company agreed to use commercially reasonable efforts to cause the shelf registration statement to become effective within 210 days after the original issuance of the Debentures. If the Company does not fulfill certain of its obligations under the registration rights agreement, including the timely filing and effective date of the shelf registration statement, it will be required to pay additional interest to holders of the Debentures until the shelf registration statement is effective. On September 15, 2004, the Company filed the shelf registration statement with the SEC. The Company is currently addressing the SEC staff's comments on the shelf registration.

     In November 2004, the Company exercised its irrevocable option to pay the principal of the Debentures in cash. The Company will satisfy the amount above the conversion trigger price of $17.85 through the issuance of Common Stock.

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

     All obligations under the Revolving Credit Facility are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally by all of the Company's present and future domestic and material foreign subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain minor foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets separate from its investment in those subsidiaries. Any non-guarantor subsidiaries are minor individually and in the aggregate to the Company's consolidated financial statements. There are no restrictions on the Subsidiary Guarantors that would prohibit the transfer of funds or assets to the parent company by dividend or loan.

     The Revolving Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage, each as defined in the Revolving Credit Facility. The Company was in compliance with all applicable covenants as of September 30, 2004.

     The Company intends to use the Revolving Credit Facility, as needed, for future investments in its operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, and other general corporate purposes.

NOTE 11 -- INCOME TAXES

     Income tax expense, which was primarily related to state and local income taxes, was approximately $0.1 and $0.3 million for the three and nine months ended September 30, 2004, respectively, as compared to income tax expense of approximately $0.1 million and $0.8 million for the same periods in 2003. The Company's estimated federal income tax expense for the three and nine month periods ended September 30, 2004, is offset by the release of an equal amount of the Company's valuation allowance.

     As of September 30, 2004, the Company's remaining net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company is currently evaluating the realizability of the deferred tax asset and anticipates releasing a portion of the valuation allowance in the fourth quarter of 2004, when the Company develops its annual forecasts for future periods. Any such reduction in the valuation allowance will be based on the estimated net operating loss carryforwards to be utilized to offset projected pre-tax income for the next two to three years.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 12 -- RESTRUCTURING EXPENSES

     The amount of lease termination costs associated with a 1995 restructuring applied against the reserve in the nine months ended September 30, 2004, is as follows:

                                         RESERVE BALANCE     COSTS APPLIED     RESERVE BALANCE
                                        DECEMBER 31, 2003   AGAINST RESERVE   SEPTEMBER 30, 2004
                                        -----------------   ---------------   ------------------
                                                             (IN THOUSANDS)
Lease termination costs...............       $1,430              $(225)             $1,205

     During the nine months ended September 30, 2004, the Company incurred approximately $41,000 of restructuring expenses related to the realignment of the Company into the Physician Services and Hospital Services divisions.

NOTE 13 -- SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its two operating divisions: Physician Services and Hospital Services.

     The Physician Services division provides Connective Healthcare services and solutions that manage the revenue cycle for physician groups. The division is the largest national provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. The division recognizes revenue primarily on a contingency fee basis, which aligns the division's interests with the interests of the physician groups it services. The division also sells a physician practice management ("PPM") solution that is delivered via an ASP model. The division's revenue model is designed to be 100% recurring in nature. The outsourced services business recognizes revenue as a percentage of the physician group's cash collections for the services performed. Since this is an outsourced service delivered on the Company's proprietary technology, license fees or maintenance fees are not required to be paid by the division's hospital-affiliated physician groups. The PPM solution collects a monthly usage fee from the office-based physician practices using the system. The business of the Physician Services division is conducted by PST Services, Inc. a Georgia corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

     The Hospital Services division provides Connective Healthcare solutions designed to increase revenue and decrease expenses for hospitals, with a focus on revenue cycle management and resource management. The division's revenue cycle management solutions enable a hospital's central billing office to improve its revenue cycle. The division has one of the largest clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle offering. The division also provides resource management solutions that enable hospitals efficiently to manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The division recognizes revenue on both a per-transaction basis for many of its revenue cycle management solutions as well as on a percentage-of-completion basis or upon software shipment for its software solutions in the revenue cycle and resource management areas. Approximately 88% of the division's revenue is recurring due to its transaction-based business and the maintenance revenue from its substantial installed base for the resource management software solutions. The business of the Hospital Services division is conducted by the following wholly owned subsidiaries of the Company: Per-Se Transaction Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; PST Products, LLC, a California limited liability company; and Knowledgeable Healthcare Solutions, Inc., an Alabama corporation. All of these subsidiaries do business under the name "Per-Se Technologies."

     The Company evaluates each segment's performance based on its segment operating profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expenses, other operating expenses, restructuring expenses, depreciation and amortization.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Hospital Services segment revenue includes intersegment revenue for services provided to the Physician Services segment, which are shown as eliminations to reconcile to total consolidated revenue.

     The Company's segment information from continuing operations is as follows:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
                                                         (IN THOUSANDS)        (IN THOUSANDS)
Revenue:
  Physician Services.................................  $66,059    $63,516    $195,317   $189,668
  Hospital Services..................................   28,057     24,423      78,274     72,339
  Eliminations.......................................   (3,475)    (3,416)    (10,208)   (10,030)
                                                       -------    -------    --------   --------
                                                       $90,641    $84,523    $263,383   $251,977
                                                       =======    =======    ========   ========
Segment operating expenses:
  Physician Services.................................  $58,884    $56,010    $175,072   $167,064
  Hospital Services..................................   21,624     18,579      59,671     56,022
  Corporate..........................................    3,377      3,509      18,460     11,570
  Eliminations.......................................   (3,475)    (3,416)    (10,208)   (10,030)
                                                       -------    -------    --------   --------
                                                       $80,410    $74,682    $242,995   $224,626
                                                       =======    =======    ========   ========
Segment operating income:
  Physician Services.................................  $ 7,175    $ 7,506    $ 20,245   $ 22,604
  Hospital Services..................................    6,433      5,844      18,603     16,317
  Corporate..........................................   (3,377)    (3,509)    (18,460)   (11,570)
                                                       -------    -------    --------   --------
                                                       $10,231    $ 9,841    $ 20,388   $ 27,351
                                                       =======    =======    ========   ========
Interest expense.....................................  $ 1,410    $ 3,863    $  5,483   $ 12,524
                                                       =======    =======    ========   ========
Interest income......................................  $   (88)   $   (79)   $   (332)  $   (245)
                                                       =======    =======    ========   ========
Loss on extinguishment of debt.......................  $    --    $ 6,034    $  5,896   $  6,255
                                                       =======    =======    ========   ========
Income before income taxes...........................  $ 8,909    $    23    $  9,341   $  8,817
                                                       =======    =======    ========   ========
Depreciation and amortization:
  Physician Services.................................  $ 2,508    $ 2,631    $  7,273   $  8,003
  Hospital Services..................................    1,414      1,278       4,114      3,967
  Corporate..........................................      119        173         391        601
                                                       -------    -------    --------   --------
                                                       $ 4,041    $ 4,082    $ 11,778   $ 12,571
                                                       =======    =======    ========   ========
Capital expenditures and capitalized software
  development costs:
  Physician Services.................................  $ 2,544    $ 1,529    $  5,234   $  3,773
  Hospital Services..................................    1,469      1,011       4,006      3,707
  Corporate..........................................      416         48         718        191
                                                       -------    -------    --------   --------
                                                       $ 4,429    $ 2,588    $  9,958   $  7,671
                                                       =======    =======    ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                        AS OF
                                                             ----------------------------
                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2004            2003
                                                             -------------   ------------
                                                                    (IN THOUSANDS)
Identifiable assets:
  Physician Services.......................................    $ 65,627        $ 63,222
  Hospital Services........................................      59,019          58,021
  Corporate................................................      44,536          50,281
  Discontinued operations..................................          --             129
                                                               --------        --------
                                                               $169,182        $171,653
                                                               ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  DESCRIPTION OF BUSINESS

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

     On July 1, 2003, the Company realigned its operations to better focus on its core healthcare constituents -- physician practices and hospitals. The Company created the Hospital Services division by combining the offerings of the former e-Health Solutions and Application Software divisions, with the exception of the Company's application service provider ("ASP")-based physician practice management solution, which was transferred to the Physician Services division.

     The Physician Services division provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist physicians with the business management functions associated with the delivery of healthcare services, allowing them to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens. The division's offerings have historically focused on the back-end processes required to ensure physicians are properly reimbursed for care delivery. The division also offers an ASP-based physician practice management solution, named MedAxxis, for office-based physician groups.

     To better serve the hospital marketplace, the Company formed the Hospital Services division through the combination of the former e-Health Solutions and Application Software divisions. The products of both groups focus on optimizing the revenue cycle and improving administrative efficiencies for hospitals. Combining these offerings allows the Company to better leverage its solutions and provides an organizational structure through which to broaden the Company's offerings to hospitals. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing as well as patient and staff scheduling systems.

     Per-Se markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices and hospitals.

  GENERAL OVERVIEW

     Consolidated income from continuing operations in three months ended September 30, 2004, was approximately $8.8 million, as compared to a loss from continuing operations of approximately $0.1 million in the three months ended September 30, 2003. While consolidated revenue increased approximately 7% over the prior year period, consolidated operating expenses increased at a slightly higher rate, which resulted in a slight decline in consolidated operating margins from 11.6% to 11.3%. The increase in operating expenses is primarily due to higher than standard staffing levels associated with the start up of new business contracted in the first half of 2004 in the Physician Services division and new product initiatives in the Hospital Services division. Interest expense decreased approximately $2.5 million, or 65%, in the quarter, attributable to the reduction in the Company's effective interest rate. This reduction resulted from the Company's issuance of 3.25% subordinated convertible debentures at June 30, 2004, and the repayment of the Company's then-outstanding amounts under the Term Loan B component of the Credit Agreement, which was bearing interest at 5.36%. The current year quarter includes the following items that impacted earnings:

     - the Company recognized a one-time $1.5 million gain in conjunction with receiving $16.2 million in cash in July 2004 related to the settlement of its litigation with its former insurance underwriters, Lloyd's of London;

     - the Company incurred a non-cash expense of approximately $1.0 million associated with the relocation of its corporate office in July 2004; and

     - the Company deferred revenue of approximately $0.9 million in the quarter in its Physician Services division related to a large contract for which the Company has performance targets. All expenses related to the contract were recorded during the quarter.

     On a year-to-date basis, the following items negatively impacted earnings in 2004:

     - the Company incurred expenses of approximately $6.3 million related to the additional procedures as part of the year-end 2003 audit; and

     - the Company incurred expenses of approximately $5.9 million related to the issuance of its 3.25% subordinated convertible debentures and the concurrent retirement of its Term Loan B debt.

     In the three months and nine months ended September 30, 2003, earnings were negatively impacted by approximately $6.0 million related to the Company's September 2003 refinancing of its long-term debt as well as approximately $0.2 million of restructuring expenses related to the Company's July 2003 divestiture of its Patient1 clinical information product line and the Company's subsequent reorganization.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $66,059    $63,516
Hospital Services...........................................   28,057     24,423
Eliminations................................................   (3,475)    (3,416)
                                                              -------    -------
                                                              $90,641    $84,523
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 4% in the three months ended September 30, 2004, as compared to the same period in 2003. The revenue increase is due to the implementation of net new business sold during prior periods. Net new business sold includes the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Pricing for the division's services and products was stable compared to the prior year period.

     For the three months ended September 30, 2004, the Company deferred approximately $0.9 million in revenue related to a large contract signed in 2004. The revenue deferral was required because the quarterly measurement periods specified in the contract do not coincide with the Company's quarterly reporting periods. As a result, a portion of the fees the Company received under this contract in the quarter ended September 30, 2004, were subject to a quarterly performance target for a fiscal quarter ending after September 30, 2004, and consequently, were not considered fixed and determinable for revenue recognition purposes at the end of the quarter. All expenses incurred by the Company related to the contract during the quarter ended September 30, 2004, were recorded during the quarter.

     Net backlog in the Physician Services division at September 30, 2004, was approximately $3 million, compared to approximately $3 million at June 30, 2004. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 15% for the three months ended September 30, 2004, as compared to the same period in 2003. Pricing for the division's products and services was stable compared to the prior year period. Revenue growth was equally driven by both the division's resource management products and revenue cycle management services. Medical transaction volume increased approxi-mately 25% for the period over the same period of 2003. The increase in revenue for revenue cycle management services and the medical transaction volume increase primarily resulted from new business sold during the second quarter of the current year. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Segment Operating Income. Segment operating income is segment revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, depreciation, amortization and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 7,175    $ 7,506
Hospital Services...........................................    6,433      5,844
Corporate...................................................   (3,377)    (3,509)
                                                              -------    -------
                                                              $10,231    $ 9,841
                                                              =======    =======

     Physician Services' division operating income decreased approximately 4% in the three months ended September 30, 2004, compared to the same period in 2003, resulting in operating margins of approximately 10.9% in the three months ended September 30, 2004, versus approximately 11.8% in the same period in 2003. Margins for the current year period were negatively impacted due to the deferral of approximately $0.9 million in revenue related to a large contract, signed in 2004, for which the division has quarterly performance goals. While the division was unable to recognize all the revenue related to the contract during the quarter, all expenses related to the contract were recorded during the third quarter. Cash flow related to the contract was not impacted.

     Hospital Services' division operating income increased approximately 10% in the three months ended September 30, 2004, compared to the same period in 2003, resulting in operating margins of approximately 22.9% versus approximately 23.9% in the prior year period. Margins in the quarter deteriorated due to a large print and mail customer contract, signed in the second quarter of 2004, which was profitable in the quarter but below the normal profitability level for print and mail contracts. As part of the transaction in signing the customer, the Company acquired substantially all of the production assets and personnel of the customer's hospital and physician patient statement and paper claims print and mail business. The division will consolidate this operation into its existing print and mail facility located in Lawrenceville, Georgia during the first half of 2005, which is expected to improve margins for this contract.

     Corporate overhead expenses, which include certain executive and administrative functions, decreased approximately 4% or approximately $0.1 million in the three months ended September 30, 2004, compared to the same period in 2003. The decrease is primarily attributable to the approximately $1.5 million gain recognized on the Lloyd's settlement, which was partially offset by the non-cash expense of approximately $1.0 million upon its exit of the Company's former corporate office facility (refer to Notes 3 and 9 of Notes to Financial Statements for additional information). The net gain of these two items was offset by approximately $0.5 million of professional services expense related to the Company's initiative to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act.

     Other Expenses. On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the three months ended September 30, 2004. The gain has been reflected in the Company's Corporate segment. In the Consolidated Statement of Operations, the gain is included in other expenses.

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable, operating lease for that office space in February 2004 which will expire in June 2014. While the new landlord assumed the payments for the lease of the Company's former corporate office, which expires in February 2005, the Company recorded a non-cash expense of approximately $1.0 million related to the lease expense upon its exit of the former office facility. The expense has been reflected in the Company's Corporate segment. In the Consolidated Statement of Operations, the expense is included in other expenses.

     Interest. Interest expense was approximately $1.4 million for the three months ended September 30, 2004, as compared to $3.9 million for the same period in 2003. The decrease is primarily attributable to a reduction in the interest rates resulting from the issuance of its 3.25% subordinated convertible debentures and the concurrent retirement of the Term Loan B debt, which had a LIBOR-based floating interest rate. The average interest rate decreased approximately 5.6 percentage points during the three months ended September 30, 2004, versus the comparable period in 2003. Interest income was $0.1 million for the three-months ended September 30, 2004 and 2003.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was approximately $0.1 million for the three months ended September 30, 2004 and 2003. The Company's estimated federal income tax expense for the three months ended September 30, 2004, is offset by the release of an equal amount of the Company's valuation allowance.

     As of September 30, 2004, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company is currently evaluating the realizability of the deferred tax asset and anticipates releasing a portion of the valuation allowance in the fourth quarter of 2004, when the Company develops its annual forecasts for future periods. Any such reduction in the valuation allowance will be based on the estimated net operating loss carryforwards to be utilized to offset projected pre-tax income for the next two to three years.

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003, and the Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $0.5 million, which was subject to closing adjustments. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company and Misys entered into binding arbitration regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million. The Company recognized an additional gain on sale of approximately $3.6 million, net of taxes of approximately $0.2 million, in 2004.

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

     Summarized operating results for the discontinued operations are as follows:

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------------------------------------
                                              2004                            2003
                                  ----------------------------   ------------------------------
                                  PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                  --------   ---------   -----   --------   ---------   -------
                                                         (IN THOUSANDS)
Revenue.........................   $  --       $  --     $ --     $2,168      $ 160     $ 2,328
                                   =====       =====     =====    ======      =====     =======
Loss from discontinued
  operations before income
  taxes.........................   $  --       $  --     $ --     $ (224)     $(977)    $(1,201)
Income tax expense..............      --          --       --          4         --           4
                                   -----       -----     -----    ------      -----     -------
Loss from discontinued
  operations, net of tax........   $  --       $  --     $ --     $ (228)     $(977)    $(1,205)
                                   =====       =====     =====    ======      =====     =======

NINE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $195,317   $189,668
Hospital Services...........................................    78,274     72,339
Eliminations................................................   (10,208)   (10,030)
                                                              --------   --------
                                                              $263,383   $251,977
                                                              ========   ========

     Revenue for the Physician Services division increased approximately 3% in the nine months ended September 30, 2004, as compared to the same period in 2003. The revenue increase is due to the implementation of net new business sold during prior periods. Net new business sold includes the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Revenue also increased due to one additional business day in the nine months ended September 30, 2004, compared to the prior year. Pricing for the division's services and products was stable compared to the prior year period.

     For the nine months ended September 30, 2004, the Company deferred approximately $0.9 million in revenue related to a large contract signed in 2004. The revenue deferral was required because the quarterly measurement periods specified in the contract do not coincide with the Company's quarterly reporting periods. As a result, a portion of the fees the Company received under this contract in the quarter ended September 30, 2004, were subject to a quarterly performance target for a fiscal quarter ending after September 30, 2004, and consequently, were not considered fixed and determinable for revenue recognition purposes at the end of the quarter. All expenses incurred by the Company related to the contract during the quarter ended September 30, 2004, were recorded during the quarter.

     Net backlog at September 30, 2004, was approximately $3 million, compared to the negative backlog of approximately $2 million at December 31, 2003. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 8% for the nine months ended September 30, 2004, as compared to the same period in 2003. Pricing for the division's products and services was stable compared to the prior year period. Revenue growth in the division was positively impacted by an increase in resource management revenue of approximately $3 million, primarily attributable to previously unbilled maintenance for certain resource management software customers for which revenue was recognized upon receipt of payment. Revenue growth was also positively impacted by an increase in revenue cycle management revenue of approximately $3 million. This growth is evidenced by the medical transaction volume increase of approximately 13% for the period over the same period of 2003. Transaction volume growth and revenue growth can differ due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Segment Operating Income. Segment operating income is segment revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, depreciation, amortization and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 20,245   $ 22,604
Hospital Services...........................................    18,603     16,317
Corporate...................................................   (18,460)   (11,570)
                                                              --------   --------
                                                              $ 20,388   $ 27,351
                                                              ========   ========

     Physician Services' segment operating income decreased approximately 10% in the nine months ended September 30, 2004, compared to the same period in 2003, resulting in operating margins of approximately 10.4% in the nine months ended September 30, 2004, versus approximately 11.9% in the same period in 2003. Margins for the current year period were impacted by the implementation of approximately $15 million of net new business sold during the first six months of 2004, compared to net new business sold of $6 million in the first six months of 2003. The operating margin for the current year period was negatively impacted by the deferral of approximately $0.9 million in revenue, as previously mentioned.

     Hospital Services' segment operating income increased approximately 14% in the nine months ended September 30, 2004, compared to the same period in 2003, resulting in operating margins of approximately 23.8% in the nine months ended September 30, 2004, versus approximately 22.6% in the prior year period. The operating margin improvement is attributable to the previously unbilled maintenance revenue for certain resource management software customers that was recognized upon receipt of payment.

     Corporate overhead expenses, which include certain executive and administrative functions, increased approximately 60% or approximately $6.9 million in the nine months ended September 30, 2004, compared to the same period in 2003. The increase is attributable to approximately $6.3 million of expenses incurred in 2004 to perform the additional procedures discussed below, the non-cash expense of approximately $1.0 million upon its exit of the Company's former corporate facility, and approximately $0.9 million of professional services expense related to the Company's initiative to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act. The increase is partially offset by approximately $1.5 million gain recognized on the Lloyd's settlement.

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

     The Company recorded costs related to the additional procedures totaling approximately $6.3 million during the nine months ended September 30, 2004, and included these costs in other expenses in the Company's Consolidated Statements of Operations. In segment reporting, these costs are classified in the Corporate segment.

     On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the three months ended September 30, 2004. The gain has been reflected in the Company's Corporate segment. In the Consolidated Statement of Operations, the gain is included in other expenses.

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable, operating lease for that office space in February 2004 which will expire in June 2014. While the new landlord assumed the payments for the lease of the Company's former corporate office, the Company recorded a non-cash expense of approximately $1.0 million upon its exit of the former office facility. The expense has been reflected in the Company's Corporate segment. In the Consolidated Statement of Operations, the expense is included in other expenses.

     Interest. Interest expense was approximately $5.5 million for the nine months ended September 30, 2004, as compared to $12.5 million for the same period in 2003. The decrease is attributable to the Company retiring $50 million of long-term debt in the first nine months of 2003, and concurrently, entering into a new Credit Agreement in September 2003 at substantially lower interest rates. The Company further reduced its interest rates through the issuance of its 3.25% subordinated convertible debentures. The average interest rate decreased approximately 4.6 percentage points during the nine months ended September 30, 2004, versus the comparable period in 2003. Interest income was $0.3 million for the nine-month periods ended September 30, 2004 and 2003.

     Loss on Extinguishment of Debt. During the nine months ended September 30, 2004, in connection with the retirement of the Company's then-outstanding $118.8 million under the Term Loan B, the Company wrote off approximately $3.5 million of deferred debt issuance costs associated with the Term Loan B. Additionally, the Company incurred a prepayment penalty of approximately $2.4 million due to the early retirement of the Term Loan B.

     During the nine months ended September 30, 2003, the Company wrote off approximately $1.6 million of deferred debt issuance costs associated with the original issuance of the Notes (refer to Note 10 of Notes to Financial Statements for additional information) and incurred expenses of approximately $4.7 million related to the retirement of the Notes.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was approximately $0.3 million and $0.8 million for the nine months ended September 30, 2004 and 2003, respectively. The Company's estimated federal income tax expense for the nine months ended September 30, 2004, is offset by the release of an equal amount of the Company's valuation allowance.

     As of September 30, 2004, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company is currently evaluating the realizability of the deferred tax asset and anticipates releasing a portion of the valuation allowance in the fourth quarter of 2004, when the Company develops its annual forecasts for future periods. Any such reduction in the valuation allowance will be based on the estimated net operating loss carryforwards to be utilized to offset projected pre-tax income for the next two to three years.

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003, and the Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $0.5 million, subject to closing adjustments. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company and Misys entered into binding arbitration regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million. The Company recognized an additional gain on sale of approximately $3.6 million, net of taxes of approximately $0.2 million, in 2004.

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

     Summarized operating results for the discontinued operations are as follows:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------------------------------------
                                              2004                            2003
                                  ----------------------------   ------------------------------
                                  PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                  --------   ---------   -----   --------   ---------   -------
                                                         (IN THOUSANDS)
Revenue.........................    $ --       $ 106     $ 106   $15,247     $   330    $15,577
                                    ====       =====     =====   =======     =======    =======
Loss from discontinued
  operations before income
  taxes.........................    $(18)      $(303)    $(321)  $(1,291)    $(2,851)   $(4,142)
Income tax expense..............      --          --        --        45          --         45
                                    ----       -----     -----   -------     -------    -------
Loss from discontinued
  operations, net of tax........    $(18)      $(303)    $(321)  $(1,336)    $(2,851)   $(4,187)
                                    ====       =====     =====   =======     =======    =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                      AS OF
                                                      --------------------------------------
                                                      SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                      ------------------   -----------------
                                                          BUSINESS1            BUSINESS1
                                                      ------------------   -----------------
                                                                  (IN THOUSANDS)
Current assets......................................        $  --                $129
Property and equipment..............................           --                  --
Other long-term assets..............................           --                  --
                                                            -----                ----
  Assets of discontinued operations.................        $                    $129
                                                            =====                ====
Current liabilities.................................        $  --                $422
Deferred revenue....................................           --                  --
Other long-term liabilities.........................           --                  --
                                                            -----                ----
  Liabilities of discontinued operations............        $  --                $422
                                                            =====                ====

     On November 30, 1998, the Company completed the sale of its MSC business. In 1999, the Company completed the sale of both divisions of its Impact business.

     During the nine months ended September 30, 2004 and 2003, the Company incurred expenses of approximately $0.1 million and $0.5 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances as of September 30, 2004 and December 31, 2003, and cash flows from continuing operations for the nine months ended September 30, 2004 and 2003, (in thousands):

                                                      SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                      ------------------   -----------------
Unrestricted cash and cash equivalents..............       $36,573              $25,271

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Cash provided by continuing operations......................  $ 41,495   $ 17,072
Cash (used for) provided by investing activities from
  continuing operations.....................................  $ (7,645)  $ 19,367
Cash used for financing activities from continuing
  operations................................................  $(22,034)  $(52,745)

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     Restricted cash at September 30, 2004, and December 31, 2003, represents amounts collected on behalf of certain Physician Services and Hospital Services clients, a portion of which is held in trust until it is remitted to such clients.

     During the nine months ended September 30, 2004, the Company generated approximately $41.5 million in cash from continuing operations, which includes cash generated from normal operations as well as the receipt of the $16.2 million settlement from Lloyd's of London (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information) offset by cash payments related to additional procedures necessary under SAS No. 99 totaling approximately $6.3 million (refer to "Note 3 -- Additional Procedures" in the Company's Notes to Consolidated Financial Statements for more information), the payment of approximately $5.7 million in expenses and legal settlements related to the matter with Lloyd's of London and interest payments of approximately $3.5 million.

     During the nine months ended September 30, 2003, cash provided by continuing operations was approximately $17.1 million, which includes cash provided by normal operations offset by the payment of approximately $4.7 million in expenses and legal settlements related to the matter with Lloyd's of London (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information) and interest payments of approximately $16.6 million.

     During the nine months ended September 30, 2004, cash used for investing activities from continuing operations was approximately $7.6 million consisting primarily of approximately $10.0 million for capital expenditures and investment in software development costs and approximately $1.1 million of cash used for an acquisition, partially offset by approximately $3.5 million of net proceeds related to the final closing adjustments from the July 2003 sale of Patient1.

     During the nine months ended September 30, 2003, cash provided by investing activities from continuing operations totaled approximately $19.4 million, which included approximately $27.1 million in net proceeds related to the July 2003 sale of Patient1, partially offset by approximately $7.7 million for capital expenditures and software development costs.

     During the nine months ended September 30, 2004, the Company used approximately $22.0 million in cash for financing activities. On June 30, 2004 the Company raised $125 million from the sale of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") and retired the $118.8 million then outstanding under the Term Loan B concurrently with the completion of the Convertible Debenture offering. On June 30, 2004, the Company also completed an amendment to the Revolving Credit Facility to increase its capacity and lower the Company's borrowing rate. The Revolving Credit Facility's capacity was expanded from $50 million to $75 million and the facility's maturity was extended to three years. The Company incurred a prepayment penalty on the early retirement of the Term Loan B totaling $2.4 million in addition to financing costs of $3.5 million related to the Convertible Debenture offering and amendment to the Revolving Credit Facility. The Company also repurchased, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. The cost of the refinancing and purchase of common stock is partially offset by proceeds from the exercise of stock options of approximately $5.9 million.

     During the nine months ended September 30, 2003, the Company used approximately $52.7 million in cash for financing activities primarily for repayment of the Company's long-term debt. During the first nine months of 2003, the Company used cash-on-hand as well as the net proceeds from the Patient1 divestiture to retire $50.0 million of long-term debt and refinanced the remaining $125 million in long-term debt by entering into a $175 million Credit Agreement (the "Credit Agreement"). The Credit Agreement consisted of a $125 million Term Loan B (the "Term Loan B") and a $50 million revolving credit facility (the "Revolving Credit Facility"). In conjunction with the refinancing transaction, the Company capitalized approximately $5.4 million in expenses, including legal and other professional fees related to the Credit Agreement and other costs, which are included in the Company's other long-term assets on the Consolidated Balance Sheet. Financing cash flows associated with the repayment of long-term debt in the nine months ended September 30, 2003, were offset by approximately $7.0 million of proceeds from employees' exercise of stock options.

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

     During the course of litigation the Company funded the legal costs and any litigation settlements related to E&O claims covered by the Lloyd's E&O policies. The negative impact of these items on the Company's cash flow for the nine months ended September 30, 2004, was approximately $5.7 million, which consisted of approximately $2.1 million related to the cost of pursuing the litigation against Lloyd's and approximately $3.6 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. The negative impact of these items on the Company's cash flow for the nine months ended September 30, 2003, was approximately $4.7 million, which consisted of approximately $1.8 million related to insurance premium increases for new insurance coverage and the cost of pursuing the litigation against Lloyd's and approximately $2.9 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies.

     With the exception of the cash received from the Company's settlement with Lloyd's and payments made for the additional procedures associated with the 2003 year-end audit, the Company has not experienced material changes in the underlying components of cash generated by operating activities from continuing operations. The

Company believes that existing cash and the cash provided by operations will provide sufficient capital to fund its working capital requirements, contractual obligations, investing and financing needs.

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

  MATERIAL WEAKNESS IN INTERNAL CONTROLS AND PROCEDURES

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001, and 2002, and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls existed. The Company's auditors reported to the Company that the errors that resulted in the restatements were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. While the Company has taken steps to improve controls in these areas, the Company cannot be certain that these steps will ensure that it implements and maintains adequate controls over financial processes and reporting. Failure to maintain adequate controls of this type could adversely impact the accuracy and future timeliness of the Company's financial reports filed pursuant to the Securities Exchange Act of 1934. If the Company cannot provide reliable and timely financial reports, its business and operating results could be harmed, investors could lose confidence in its reported financial information, its common stock could be delisted from the Nasdaq Stock Market, and the trading price of its common stock could fall. In addition, beginning with the Company's fiscal year 2004 audit, the Company must comply with Section 404(a) of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of the Company's internal controls over financial reporting and a report by the Company's independent auditors addressing that assessment. In light of the material weakness identified in connection with the Company's 2003 audit, there can be no assurance that the Company or its independent auditors will be able to conclude that the Company has effective internal controls over financial reporting in connection with the 2004 audit, which could raise the same concerns identified above.

  DEBT

     The Company has approximately $125,000,000 of long-term indebtedness and, as a result, has obligations to make interest and principal payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance the

Company's indebtedness, or seek additional equity capital. The Company's ability to make payments on the Company's debt obligations will depend on future operating performance, which may be affected by conditions beyond the Company's control.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001, and 2002, and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls existed. The Company's auditors reported to the Company that the errors that resulted in the restatements were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. Those errors generally related to the timing of recording accruals for sales commissions, vacation liabilities, legal expenses, incentive compensation and other liabilities. The Company has taken steps during the quarter ended September 30, 2004, to improve controls in these areas, including implementing additional controls and procedures related to the review of accruals and reserves, changing reporting relationships for divisional accounting personnel, and adding new accounting personnel.

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based in part on the steps taken by the Company to improve its internal controls, the Company's Chief Executive Officer and the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.

     In addition to the internal control enhancements identified above, in connection with efforts to comply with Section 404(a) of the Sarbanes-Oxley Act in 2004, the Company has implemented additional controls, policies and procedures during the quarter ended September 30, 2004, and will continue to enhance its internal control structure, as necessary, on an ongoing basis.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in "Note 9 -- Legal Matters" of Notes to Consolidated Financial Statements in Item 1 of Part I.

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER                                    DOCUMENT
-------                                   --------
  2.1     --    Asset Purchase Agreement dated as of June 18, 2003, among
                Misys Hospital Systems, Inc., Misys Healthcare Systems
                (International) Limited, Misys plc, Registrant, and PST
                Products, LLC, together with the First Amendment thereto
                dated as of June 28, 2003 (incorporated by reference to
                Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                2003.)
  3.1     --    Restated Certificate of Incorporation of Registrant
                (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
  3.2     --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003).
  4.1     --    Rights Agreement dated as of February 11, 1999, between
                Registrant and American Stock Transfer & Trust Company
                (including form of rights certificates) (incorporated by
                reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.2     --    First Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of May 4, 2000 (incorporated by
                reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                for the quarter ended March 31, 2000).
  4.3     --    Second Amendment to Rights Agreement dated as of February
                11, 1999, between Registrant and American Stock Transfer &
                Trust Company, entered into as of December 6, 2001, to be
                effective as of March 6, 2002 (incorporated by reference to
                Exhibit 4.12 to Annual Report on Form 10-K for the year
                ended December 31, 2001).
  4.4     --    Third Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
  4.5     --    Indenture dated as of June 30, 2004, between Registrant and
                U.S. Bank National Association, as Trustee, relating to
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                Report of Form 10-Q for the quarter ended June 30, 2004).
  4.6     --    Resale Registration Rights Agreement dated as of June 30,
                2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024 (incorporated by reference to Exhibit 4.6 to Quarterly
                Report of Form 10-Q for the quarter ended June 30, 2004).
 10.1     --    Seventh Amendment to the Per-Se Technologies Employees'
                Retirement Savings Plan (incorporated by reference to
                Exhibit 10.36 to Registration Statement on Form S-1, File
                No. 333-119012).
 31.1     --    Certification of Chief Executive Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     --    Certification of Chief Financial Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     --    Certification of Chief Financial Officer pursuant to 18
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

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:      /s/ CHRIS E. PERKINS
                                          --------------------------------------
                                                     Chris E. Perkins
                                               Executive Vice President and
                                                 Chief Financial Officer

                                          By:      /s/ RICHARD A. FLYNT
                                          --------------------------------------
                                                     Richard A. Flynt
                                              Vice President and Controller
                                              (Principal Accounting Officer)

Date: November 5, 2004

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DOCUMENT
-------                                   --------
  2.1     --    Asset Purchase Agreement dated as of June 18, 2003, among
                Misys Hospital Systems, Inc., Misys Healthcare Systems
                (International) Limited, Misys plc, Registrant, and PST
                Products, LLC, together with the First Amendment thereto
                dated as of June 28, 2003 (incorporated by reference to
                Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                2003.)
  3.1     --    Restated Certificate of Incorporation of Registrant
                (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
  3.2     --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003).
  4.1     --    Rights Agreement dated as of February 11, 1999, between
                Registrant and American Stock Transfer & Trust Company
                (including form of rights certificates) (incorporated by
                reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.2     --    First Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of May 4, 2000 (incorporated by
                reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                for the quarter ended March 31, 2000).
  4.3     --    Second Amendment to Rights Agreement dated as of February
                11, 1999, between Registrant and American Stock Transfer &
                Trust Company, entered into as of December 6, 2001, to be
                effective as of March 6, 2002 (incorporated by reference to
                Exhibit 4.12 to Annual Report on Form 10-K for the year
                ended December 31, 2001).
  4.4     --    Third Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
  4.5     --    Indenture dated as of June 30, 2004, between Registrant and
                U.S. Bank National Association, as Trustee, relating to
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                Report of Form 10-Q for the quarter ended June 30, 2004).
  4.6     --    Resale Registration Rights Agreement dated as of June 30,
                2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024 (incorporated by reference to Exhibit 4.6 to Quarterly
                Report of Form 10-Q for the quarter ended June 30, 2004).
 10.1     --    Seventh Amendment to the Per-Se Technologies Employees'
                Retirement Savings Plan (incorporated by reference to
                Exhibit 10.36 to Registration Statement on Form S-1, File
                No. 333-119012).
 31.1     --    Certification of Chief Executive Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     --    Certification of Chief Financial Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     --    Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.