Form 10-K/A
period 2003-12-31
PER SE TECHNOLOGIES INC
filed 2005-03-07
CIK 878556

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                  FORM 10-K/A

                               (Amendment No. 1)

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

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (770) 237-4300

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

                                EXPLANATORY NOTE

     Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Per-Se Technologies, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2003 in response to certain comments of the staff of the Securities and Exchange Commission in connection with its review of our Registration Statement on Form S-1 (File No. 333-119012) filed on September 15, 2004 and amended on November 23, 2004, January 7, 2005, February 10, 2005 and March 7, 2005. The revisions contained in this Form 10-K/A do not include the restatement of any financial information previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003 except that the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2003 has been restated as indicated therein.

     For convenience and ease of reference, we are filing the amended Annual Report in its entirety. Unless otherwise stated, all information contained in this amended Annual Report is as of May 13, 2004, the filing date of our original Annual Report on Form 10-K for the year ended December 31, 2003. For more current information, readers should refer to the reports and other documents we have filed with or furnished to the Commission subsequent to May 13, 2004.

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                                  PAGE OF
                                                                                 FORM 10-K
                                                                                 ---------
ITEM 1.           BUSINESS....................................................       1
ITEM 2.           PROPERTIES..................................................       7
ITEM 3.           LEGAL PROCEEDINGS...........................................       7
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........       8
ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                  SECURITIES..................................................      10
ITEM 6.           SELECTED FINANCIAL DATA.....................................      11
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................      14
ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................      35
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      35
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................      35
ITEM 9A           CONTROLS AND PROCEDURES.....................................      35
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      37
ITEM 11.          EXECUTIVE COMPENSATION......................................      37
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................      37
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      37
ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES......................      38
ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.........................................................      38

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, is focused on providing solutions that improve the administrative functions of the healthcare industry. Specifically, Per-Se provides Connective Healthcare solutions that help physicians and hospitals achieve their income potential. Connective Healthcare solutions support and unite healthcare providers, payers and patients with innovative technology processes that improve and accelerate reimbursement and reduce the administrative cost of care. The Company serves the healthcare industry through two divisions: Physician Services and Hospital Services. Refer to "Note 19 - Segment Reporting" in the Company's Notes to Consolidated Financial Statements for financial information regarding the Physician Services and Hospital Services divisions.

     The Physician Services division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides a complete outsourcing service, therefore, allowing physician groups to avoid the infrastructure investment in their own in-house billing office. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice. These services help physician groups to be financially successful by improving cash flows and reducing administrative costs and burdens. Fees for these services are primarily based on a percentage of net collections on the Company's clients' accounts receivable. The division recognizes revenue and bills customers when the customers receive payment on those accounts receivable, which aligns the division's interests with the interests of the physician groups it services. The division's offerings have historically focused on the back-end processes required to ensure that physicians are properly reimbursed for care delivery. The division also offers a physician practice management ("PPM") solution that is delivered via an application service provider ("ASP") model and collects a monthly usage fee from the physician practices using the system. The division's revenue model is 100% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business.

     Formed in July 2003 through the combination of the former e-Health Solutions and Application Software divisions, the Hospital Services division provides Connective Healthcare solutions that focus on revenue cycle and resource management to improve the financial health of hospitals. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle management offerings. The clearinghouse delivers dedicated electronic and Internet-based business-to-business solutions that focus on electronic processing of medical transactions as well as complementary transactions, such as electronic remittance advices, realtime eligibility verification and high-speed print and mail services. Other revenue cycle management solutions provide insight into a hospital's revenue cycle inefficiencies, such as denial management. Denial management allows hospitals to identify charges denied reimbursement by a payer and to take corrective actions such as resubmitting for reimbursement. Hospitals may opt to outsource portions of their revenue cycle management process to the Company, such as secondary insurance billing. The division also provides resource management solutions that enable hospitals to efficiently manage resources to reduce costs and improve their bottom line. The division's staff scheduling software efficiently plans nurse schedules, accommodating individual preferences as well as environmental factors, such as acuity levels, as well as schedules all the personnel across the hospital enterprise. The division's patient scheduling software helps effectively manage a hospital's most expensive and profitable area, the operating room, as well as schedules patients across the enterprise. The division primarily recognizes revenue on a per-transaction basis for its revenue cycle management solutions and primarily recognizes revenue on a percentage-of-completion basis or upon software shipment for sales of its resource management software solutions. Approximately 88% of the division's revenue is recurring due to its transaction-based business and the maintenance revenue from its substantial installed base for the resource management software.

     The Company markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices, physician groups in academic settings, hospitals and integrated delivery networks ("IDNs").

     As stated previously, the Company focuses on the administrative functions of the healthcare market, with the majority of its business based in the United States. Healthcare spending in the United States reached an estimated $1.7 trillion or 15.3% of gross domestic product in 2003. It has been estimated that as much as 31% of annual healthcare spending is for administrative functions. The Company's solutions help make the reimbursement of healthcare more efficient and help improve the overall patient care experience by simplifying the revenue cycle process for physicians and hospitals. The Company's services and solutions are not capital-intensive for providers, making them a cost-effective solution as providers focus on their financial health.

     During 2003 and early 2004, the Company took steps to strengthen its strategic focus and financial health. Two non-core software product lines for hospitals were divested -- a clinical information system was divested in July 2003, and a patient financial management system was divested in January 2004. Both product lines were enterprise-wide software solutions that required a hospital or IDN to invest significant capital and time to implement. Both product lines generated negative cash flow during 2003. In July 2003, the Company reorganized, aligning its operations around its two key constituents: physicians and hospitals. The Company incurred approximately $0.8 million in restructuring charges in 2003 related to this reorganization. In September 2003, the Company made significant improvements to its capital structure. The Company permanently retired $35 million of its then- outstanding debt of $160 million. The Company refinanced the remaining balance of $125 million at substantially lower interest rates.

     The Company recorded research and development costs of approximately $8.0 million, $10.1 million and $5.3 million in 2003, 2002 and 2001 respectively.

RECENT DEVELOPMENTS

 RESTATEMENT OF FINANCIAL STATEMENTS

     As a result of allegations of improprieties made during 2003 and 2004, the Company's independent registered public accounting firm advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures, which predicated the 2003 Form 10-K filing delay, were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, ("SAS No. 99") that became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive. The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003. Certain financial items were identified during the additional procedures that warranted further review by the Company. The Company reviewed these items and determined that it was appropriate to restate certain prior period financial statements. The restatements affect the financial statements for the years ended December 31, 2002 and 2001 and for the nine months ended September 30, 2003, and are included in this report.

     The overall impact of the restatements is a net increase to reported net income totaling approximately $2.1 million, or $.07 per share on a fully diluted basis for the years 2001 and 2002, and for the nine months ended September 30, 2003. On an annual basis, the net decrease to the reported net loss for 2001 is approximately $0.2 million or $.01 per share, and the net increase to reported net income for 2002 is approximately $1.0 million or $.03 per share on a fully diluted basis. The net increase to reported net income for the nine months ended September 30, 2003, is approximately $0.8 million or $.03 per share on a fully diluted basis. In the periods presented on a quarterly basis, the impact of the restatements is a net increase to reported net income, except for the second quarter of 2002, which has a decrease to reported net income of $0.2 million. The restatements were primarily related to certain liability accounts that were determined to be over-accrued based on the correction of errors and the subsequent refinement of estimates originally made in establishing the accruals.

     The impact of the restatements is detailed in Note 2 of Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

     The Company expects to record costs totaling approximately $6 million to $7 million during 2004 for the additional procedures. Approximately $4 million of costs associated with the additional procedures were recorded for the three months ended March 31, 2004 with the remainder to be recorded during the three months ended June 30, 2004

     As a result of errors that caused the restatements to the Company's financial statements, the Company's independent registered public accounting firm determined that a material weakness exists related to the Company's internal controls and procedures. The Company's independent registered public accounting firm reported to the Company that the errors that resulted in the restatements reflected in this Form 10-K, which generally related to the recording of accruals for sales commissions, vacation liabilities, legal expenses, health insurance, incentive compensation and other liabilities, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. The Company has taken steps to improve controls in these areas, including hiring a new Corporate Controller and principal accounting officer, reorganizing the Company's accounting groups so that the divisional accounting departments now report directly to the Corporate Controller, strengthening controls over the month-end close process and requiring monthly review and documented approval for all balance sheet reconciliations. The Company believes the actions taken and additional controls implemented have effectively addressed the material weakness identified by its independent registered public accounting firm.

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

 LLOYD'S OF LONDON LITIGATION SETTLEMENT

     On May 10, 2004, the Company reached a settlement with its former insurance carrier, certain underwriters at Lloyd's of London (collectively "Lloyd's"). The Company was in litigation with Lloyd's after its attempt in May 2002 to rescind certain errors and omissions ("E&O") policies and directors and officers and company reimbursement ("D&O"), policies that it had issued to the Company from the period December 31, 1998, to June 30, 2002. In the settlement Lloyd's agreed to pay the Company $20 million in cash by July 9, 2004. Lloyd's also agreed to defend, settle or otherwise resolve at their expense the two remaining pending claims under the E&O policies. In exchange, the Company provided Lloyd's with a full release of all E&O and D&O policies. The California Superior Court retained jurisdiction to enforce any aspect of the settlement agreement.

     As of the settlement date, the Company had an $18.3 million receivable from Lloyd's, of which approximately $4.9 million represented additional amounts to be paid by the Company under prior E&O policy settlements covered by Lloyd's. Effective on May 12, 2004, as a result of negotiations among the Company, Lloyd's, and a party to a prior E&O policy settlement with the Company, the Lloyd's settlement was amended to reduce by $3.8 million the additional amounts to be paid by the Company under the prior E&O policy settlements covered by Lloyd's. This amendment reduced the amount of cash payable by Lloyd's to the Company in the settlement from $20.0 million to $16.2 million, and reduced the amount of the Company's receivable from Lloyd's by $3.8 million. The Company expects to record a gain of approximately $1.7 million on settlement when the cash is received.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 19 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

 BUSINESS MANAGEMENT OUTSOURCED SERVICES FOR PHYSICIANS

     Approximately 225,000 U.S.-based hospital-affiliated physicians represent the Company's target market for business management outsourced services. The target market consists of large physician groups -- typically 10 or more physicians depending upon the specialty -- and represents an estimated market opportunity of approximately $7 billion. The Company estimates that approximately 20% to 30% of the physicians in the target market currently outsource their business management needs, with the remainder of physicians performing these services in house. The Company's Physician Services division is the largest provider of comprehensive business management outsourcing services to the U.S. hospital-based physician market, supporting approximately 1,100 clients in 42 states. The business of providing integrated business management outsourcing services is highly competitive. The division competes with regional and local billing companies as well as physician groups performing these services in house. Competition among outsourcing companies is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical services to cash while minimizing compliance risk, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, price. The Company believes there is a trend toward outsourcing among physician groups performing these revenue cycle management services in house due to the complexity of reimbursement regulations and the financial pressures physician groups face.

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

                                                                                      NUMBER OF
                                                                                 SECURITIES REMAINING
                                                                                 AVAILABLE FOR FUTURE
                                     NUMBER OF SECURITIES    WEIGHTED-AVERAGE       ISSUANCE UNDER
                                      TO BE ISSUED UPON     EXERCISE PRICES OF   EQUITY COMPENSATION
                                         EXERCISE OF           OUTSTANDING         PLANS (EXCLUDING
                                     OUTSTANDING OPTIONS       OPTIONS AND       SECURITIES REFLECTED
PLAN CATEGORY                             AND RIGHTS              RIGHTS           IN FIRST COLUMN)
-------------                        --------------------   ------------------   --------------------
Equity Compensation Plans Approved
  by Stockholders..................         270,658(1)            $10.80                228,543
                                          3,562,288(2)            $ 8.80                896,658
                                                n/a                  n/a                600,000(3)
Equity Compensation Plans Not
  Approved by Stockholders.........       2,625,003(4)            $ 9.33                817,456
                                            177,088(5)            $12.83                     --
                                          ---------               ------              ---------
     Total.........................       6,635,037               $ 9.31              2,542,657(6)
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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Per-Se for and as of each of the five fiscal years in the period ended December 31, 2003. The selected consolidated financial information of Per-Se for each of the three years in the period ended December 31, 2003, and as of

December 31, 2003, 2002 and 2001, has been derived from the audited consolidated financial statements of Per-Se, which present the operations of the Patient1 clinical product line ("Patient1"), and the Business1 patient accounting product line ("Business1") as discontinued operations. The selected consolidated financial information of Per-Se for each of the two fiscal years ended December 31, 2000, and as of December 31, 2000, and 1999, has been derived from the unaudited consolidated financial statements of Per-Se, which present the operations of Patient1 and Business1 as discontinued operations. The year ended December 31, 1999, presents the operations of Medaphis Services Corporation ("MSC") and Impact Innovations Group ("Impact") as discontinued operations. MSC was sold in 1998 and Impact was sold in 1999 as part of management's plan to divest non-core business operations.

                                                            YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------
                                          2003         2002            2001          2000         1999
                                        --------   -------------   -------------   --------     --------
                                                   (AS RESTATED)   (AS RESTATED)
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenue...............................  $335,169     $325,564        $305,822      $291,561     $302,011
Salaries and wages....................   194,139      186,075         182,597       182,075      202,725
Other operating expenses..............    87,183       90,857          86,800        90,388      102,169
Depreciation..........................     9,375       10,908          12,223        15,044       19,582
Amortization..........................     7,134        7,836           9,229         7,412        6,498
Interest expense......................    14,646       18,069          18,009        18,238       18,483
Interest income.......................      (297)        (471)         (1,121)       (3,728)      (2,388)
Loss on extinguishment of debt........     6,255           --              --            --           --
Process improvement project...........        --           --           3,423            --           --
Litigation settlements................        --           --              --         1,147       24,811
Restructuring and other expenses......       830           --             593         2,382           --
Income tax expense (benefit)..........        27          800             343          (733)        (777)
Income (loss) from continuing
  operations..........................    15,877       11,490          (6,274)      (20,664)     (69,092)
Net income (loss)(1)..................    11,989        8,989          (6,109)      (48,202)(2)  (33,702)
Shares used in computing net income
  (loss) per common share -- basic....    30,594       30,061          29,915        29,852       28,097
Shares used in computing net income
  (loss) per common
  share -- diluted....................    32,661       31,966          29,915        29,852       28,097
PER SHARE DATA
Income (loss) from continuing
  operations -- basic.................  $   0.52     $   0.38        $  (0.21)     $  (0.69)    $  (2.46)
Net income (loss) per common share --
  basic...............................  $   0.39     $   0.30        $  (0.20)     $  (1.62)    $  (1.20)
Income (loss) from continuing
  operations -- diluted...............  $   0.49     $   0.36        $  (0.21)     $  (0.69)    $  (2.46)
Net income (loss) per common share --
  diluted.............................  $   0.37     $   0.28        $  (0.20)     $  (1.62)    $  (1.20)

                                                           AS OF DECEMBER 31,
                                     ---------------------------------------------------------------
                                       2003         2002            2001          2000        1999
                                     --------   -------------   -------------   --------    --------
                                                (AS RESTATED)   (AS RESTATED)
                                                             (IN THOUSANDS)
BALANCE SHEET DATA
Working capital....................  $ 20,313     $ 20,602        $ 22,519      $ 22,885    $ 89,897
Intangible assets..................    52,336       55,494          61,929        57,168      31,689
Total assets.......................   171,653      209,631         202,270       214,128     265,017
Total debt.........................   121,875      175,020         175,091       175,000     177,138
Stockholders' (deficit) equity.....   (17,612)     (37,972)        (49,901)      (44,136)(2)    1,440

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about events that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, products and trends in revenue, as well as other statements including words such as "anticipates," "believes" or "expects" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company disclaims any responsibility to update any forward-looking statement. Risks and uncertainties that may affect future results and performance include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results of Operations, Financial Condition or Business" at pages 31 to 35 of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENTS IMPORTANT TO MANAGEMENT

     The Company's management is focused on profitable, organic revenue growth. The Company's business model is designed such that revenue is generally recurring in nature and cash flow generation is relatively consistent. Management follows certain key metrics in monitoring its performance. Such key metrics include, but are not limited to:

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

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 17, 2003, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 104, Revenue Recognition("SAB 104"). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and the Commission's rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. Revisions include those necessitated by the Financial Accounting Standards Board ("FASB")

Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements With Multiple Deliverables("EITF No. 00-21"). SAB 104 did not affect the Company's Consolidated Statements of Operations.

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

     Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Company's financial condition and results, and/or they require management's most difficult, subjective and/or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

REVENUE RECOGNITION

     The Company's revenue is derived from services and products delivered to the healthcare industry through its two operating divisions:

          Physician Services provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides outsourced revenue cycle management services that are targeted at hospital-affiliated and academic physician practices. Fees for these services are primarily based on a percentage of net collections on the Company's clients' accounts receivable. The division recognizes revenue and bills its customers when the customers receive payment on those accounts receivable. Contracts are typically multi-year in length and require no payment from the customer upon contract signing. Since this is an outsourced service delivered on the Company's proprietary technology, there are no license or maintenance fees to be paid by the physician group customers. The division also recognizes approximately 5% of its revenue on a monthly service fee and per-transaction basis from the physician practice management ("PPM") product line. The Physician Services division does not rely, to any material extent, on estimates in the recognition of revenue. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition.

          Hospital Services provides Connective Healthcare solutions that improve revenue cycle and resource management for hospitals.

          Revenue cycle management solutions primarily include services that allow a hospital's CBO to more effectively manage its cash flow. These services include electronic and paper transactions, such as claims processing, which can be delivered via the Web or through dedicated electronic data interfaces and high-speed print and mail services. Revenue related to these transactions is billed and recognized when the services are performed on a per-transaction basis. Contracts are typically multi-year in length. The division also recognizes revenue related to direct and indirect payments it receives from payers for the electronic transmission of transactions to the payers. The division recognizes revenue on these transactions at the time the electronic transactions are sent. Revenue is recognized on these transactions in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition.

          Resource management solutions include staff and patient scheduling software that enable hospitals to efficiently manage their resources, such as personnel and the operating room, to reduce costs and improve their bottom-line. The resource management software is sold as a one-time license fee plus implementation services and an annual maintenance fee. Contracts are typically structured to require a portion of the license fee and implementation services to be paid periodically throughout the installation process, including a portion due upon signing. For software contracts that require the division to make significant production, modification or customization changes, the division recognizes revenue for the license fee and implementation services using the percentage-of-completion method over the implementation period.

          The division relies on estimates of work to be completed to determine the amount of revenue to be recognized related to each contract. Because estimates of the extent of completion that differ from actual results could affect revenue, the division periodically reviews the estimated hours or days to complete major projects and compares these estimates to budgeted hours or days to support the revenue recognized on that project. Approximately 9%, 9% and 12% of the division's revenue (or 2%, 2% and 2% of total Company revenue) was determined using percentage-of-completion accounting for the years ended December 31, 2003, 2002 and 2001, respectively.

          When the division receives payment prior to shipment or fulfillment of its significant obligations, the Company records such payments as deferred revenue and recognizes them as revenue upon shipment or fulfillment of significant vendor obligations. An unbilled receivable is recorded when the division recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. For software maintenance payments received in advance, the division defers and recognizes as revenue these payments ratably over the term of the maintenance agreement, which is typically one year. Revenue recognized on the percentage-of-completion basis is done so in accordance with Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenue recognized upon software shipment is done so in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2").

          For arrangements that include one or more elements, or multiple-element arrangements, to be delivered at a future date, revenue is recognized in accordance with SOP 97-2 as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2, as amended, requires the Company to allocate revenue to each element in a multiple-element arrangement based on the element's respective vendor-specific objective evidence, or VSOE, of fair value. Where VSOE does not exist for all delivered elements (typically software license fees), revenue from multiple-element arrangements is recognized using the residual method. Under the residual method, if VSOE of the fair value of the undelivered elements exists, the Company defers revenue recognition of the fair value of the undelivered elements. The remaining portion of the arrangement fee is then recognized either by using the percentage-of-completion method if significant production, modification or customization is required or upon delivery, assuming all other conditions for revenue recognition have been satisfied. VSOE of fair value of maintenance services is based upon the amount charged for maintenance when purchased separately, which is the renewal rate. Maintenance services are stated separately in an arrangement. VSOE of fair value of professional services (i.e. implementation and consulting services not essential to the functionality of the software) is based upon the price charged when professional services are sold separately and is based on an hourly rate for professional services.

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

LLOYD'S RECEIVABLE

     On May 10, 2004, the Company reached a settlement with its former insurance carrier, certain underwriters at Lloyd's of London (collectively "Lloyd's"). The Company was in litigation with Lloyd's after its attempt in May 2002 to rescind certain errors and omissions ("E&O") policies and directors and officers and company reimbursement ("D&O"), policies that it had issued to the Company from the period December 31, 1998, to June 30, 2002. In the settlement Lloyd's agreed to pay the Company $20 million in cash by July 9, 2004. Lloyd's also agreed to defend, settle or otherwise resolve at their expense the two remaining pending claims under the E&O policies. In exchange, the Company provided Lloyd's with a full release of all E&O and D&O policies. The California Superior Court retained jurisdiction to enforce any aspect of the settlement agreement.

     As of the settlement date, the Company had an $18.3 million receivable from Lloyd's, of which approximately $4.9 million represented additional amounts to be paid by the Company under prior E&O policy settlements covered by Lloyd's. Effective on May 12, 2004, as a result of negotiations among the Company, Lloyd's, and a party to a prior E&O policy settlement with the Company, the Lloyd's settlement was amended to reduce by $3.8 million the additional amounts to be paid by the Company under the prior E&O policy settlements covered by Lloyd's. This amendment reduced the amount of cash payable by Lloyd's to the Company in the settlement from $20.0 million to $16.2 million, and reduced the amount of the Company's receivable from Lloyd's by $3.8 million. The Company has classified the Lloyd's receivable as of December 31, 2003, as a short-term asset.

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

     -- Any material related party transactions

GENERAL OVERVIEW

     Management believes the key elements for assessing the Company's performance are the ability to generate stable and improving operating profit margins on the Company's existing business, and to generate margin expansion through higher contribution margins on incremental revenue growth. Higher contribution margins on incremental revenue are generally achieved by leveraging the Company's existing infrastructure and resources. The assessment of the Company's performance sometimes involves evaluating the Company's business excluding non-operational items that may be incurred.

     On a consolidated basis, the Company experienced margin expansion from 2002 to 2003 driven by revenue growth combined with decreased operating expenses. The decreased operating expenses resulted from a Company-wide initiative to limit discretionary spending and general cost control efforts to maintain or decrease other variable costs.

     Another positive trend has been the Company's ability to decrease interest expense. Interest expense decreased approximately $3.4 million, or 19%, from 2002 to 2003 due to a debt refinancing undertaken in September 2003, which lowered the Company's interest rate from a fixed 9.50% to a LIBOR plus 4.25% rate (approximately 5.41% at the time of the refinancing).

RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

  YEARS ENDED DECEMBER 31, 2003, AND 2002

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
                                                              ========     ========

     Revenue for the Physician Services division increased approximately 2% in 2003 compared to 2002. Pricing for the division's services was stable compared to the prior year. Revenue growth can be attributed to the implementation of net new business sold of approximately $6 million in the first half of 2003. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Due to the timing of new sales, the division had a negative net backlog of approximately $2 million as of December 31, 2003, compared to a positive net backlog of approximately $4 million at December 31, 2002. At January 31, 2004, the division had a positive net backlog of approximately $11 million due to the significant level of new business sold during the first month of 2004. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 5% in 2003 compared to 2002, despite the phasing out of a large print and mail customer, which began in the second half of 2002. This customer's business was not related to medical claims. Pricing for the division's services and products was stable compared to the prior year. Revenue growth in the division is a result of an approximately 5% increase in revenue of the division's revenue cycle management solutions, evidenced by the approximate 15% increase in the division's medical transaction volume for the year compared to 2002, as well as a 5% increase in revenue of the division's resource management software products. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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
                                                              ========     ========

     Physicians Services' segment operating profit increased 14% in 2003 over 2002, resulting in operating margins of approximately 11.7% versus approximately 10.5% in the prior year. The margin expansion can be attributed to incremental margins achieved on increased revenue as well as a decrease in other operating expenses of approximately 1.7 percentage points as a percentage of revenue. The decrease in other operating expenses can be attributed to a Company-wide initiative to limit discretionary spending and general cost control efforts to maintain or decrease other variable costs. The operating margins were negatively affected by approximately $3.4 million of costs related to the conversion of the current ASP-based physician practice management solution clients onto a new, web-based platform.

     Hospital Services' segment operating profit increased approximately 20% in 2003 over 2002, resulting in operating margins of approximately 23.2% versus approximately 20.3% in the prior year. The operating margin improvement can be attributed to the previously mentioned increase in revenue as well as lower operating expenses due to a Company-wide initiative to limit discretionary spending and general cost control efforts to maintain or decrease other variable costs. Other operating expenses decreased 1.9 percentage points as a percentage of revenue.

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

     Interest. Interest expense was approximately $14.6 million for the twelve months ended December 31, 2003, as compared to approximately $18.1 million for the same period in 2002. During 2003, the Company retired its $175 million 9 1/2% Senior Notes due 2005 (the "Notes") by permanently retiring $50 million of the Notes and refinancing the remaining $125 million (see Liquidity and Capital Resources Section). This refinancing resulted in a reduction of approximately $3.6 million of interest expense due to lower debt levels and a substantially lower interest rate on the new debt (9.5% versus LIBOR + 4.25% or 5.41% as of December 31, 2003). Interest income decreased to $0.3 million in 2003 from $0.5 million in 2002, due to a decrease in investment rates and lower cash-on-hand balances.

     Loss on Extinguishment of Debt. During the year ended December 31, 2003, the Company incurred a write-off of approximately $1.6 million of deferred debt issuance costs related to the retirement of our 2005 Notes related to their retirement. In addition, the Company incurred expenses associated with the retirement of the Notes of approximately $4.7 million.

     Restructuring and Other Expenses. During the year ended December 31, 2003, the Hospital Services and Corporate divisions incurred approximately $0.5 million and $0.3 million, respectively, of restructuring expenses related to the July 2003 realignment of the Company into the Physician Services and Hospital Services divisions following the Patient1 divestiture.

     Income Taxes. Income tax expense, which is related to state, local and foreign income taxes, was approximately $0.8 million in the years ended December 31, 2003, and 2002. The 2003 income tax expense was offset by a benefit for a federal income tax refund of approximately $0.8 million related to the gain on the sale of Healthcare Recoveries, Inc. ("HRI"), resulting in a net tax expense of $27,000. A tax law revision identified by the Company permitted the Company to file for an automatic refund. The Company expects to receive the refund in late 2004.

     As of December 31, 2003, and 2002, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset of $185.6 million and $212.3 million was required as of December 31, 2003, and December 31, 2002, respectively. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly. At December 31, 2003, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $406.9 million. The NOLs will expire at various dates between 2004 and 2022 (refer to Note 16 of Notes to Financial Statements in Item
8. Financial Statements and Supplementary Data on pages F-31 to F-32 for more information regarding NOL expiration dates and respective amounts).

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

     During the years ended December 31, 2003, and 2002, the Company incurred expenses of approximately $0.9 million and $0.3 million, respectively, which were primarily legal costs associated with MSC and Impact. These expenses were recognized through (loss) income from discontinued operations in the Company's Consolidated Statements of Operations.

YEARS ENDED DECEMBER 31, 2002, AND 2001

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
                                                               ========        ========

     Revenue for the Physician Services division increased approximately 4% in 2002 compared to 2001. Pricing for the division's services was stable compared to the prior year. Revenue growth can be attributed to the implementation of net new business sold of approximately $3 million in the second and third quarters as well as growth in the business of the division's clients of approximately $6 million. Net revenue backlog at December 31, 2002, was approximately $4 million compared to approximately $3 million at December 31, 2001. The increase in net backlog can be attributed to the division's second half 2002 new sales performance. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 15% in 2002 compared to 2001, despite the phasing out of a large print and mail customer, which began in the second half of 2002. This customer's business was not related to medical claims. Pricing for the division's services and products was stable compared to the prior year. Revenue growth in the division is a result of an approximately 25% increase in revenue of the division's revenue cycle management solutions, evidenced by the approximate 26% increase in the division's medical transaction volume for the year compared to 2001. This growth was primarily driven by the implementation of new business sold of revenue cycle management solutions. Revenue growth in the division was also driven by an approximately 3% increase in revenue of the division's resource management software products. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     Segment Operating Profit. Segment operating profit is revenue less segment operating expenses, which include salaries and wages expenses, other operating expenses, restructuring expenses, depreciation and amortization. Segment operating profit, classified by the Company's divisions, is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                             -----------------------------
                                                                 2002            2001
                                                             -------------   -------------
                                                             (AS RESTATED)   (AS RESTATED)
                                                                    (IN THOUSANDS)
Physician Services.........................................    $ 25,864        $ 10,526
Hospital Services..........................................      18,840          13,411
Corporate..................................................     (14,816)        (12,980)
                                                               --------        --------
                                                               $ 29,888        $ 10,957
                                                               ========        ========

     Physicians Services' segment operating profit increased 146% in 2002 compared to 2001, resulting in operating margins of approximately 10.5% versus approximately 4.4% in the prior year. The margin expansion can be attributed in part to incremental margins achieved on increased revenue. In addition, during 2001, the division incurred expenses of approximately $3.4 million associated with the process improvement project, which it did not incur during 2002. This together with cost savings realized as a result of the process improvement project, also improved margins during 2002 (see Process Improvement Project discussion below for additional information).

     Hospital Services' segment operating profit increased approximately 40% in 2002 over 2001, resulting in operating margins of approximately 20.3% versus approximately 16.6% in the prior year. The margin expansion can be attributed to operational efficiencies and cost savings gained from increased transaction volume combined with the incremental margins achieved on increased revenue. The division's operating income and margins also benefited from the reduction of amortization expense of approximately $1.7 million related to the adoption of SFAS No. 142.

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

     As of December 31, 2002, and 2001, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset was required as of December 31, 2002, and December 31, 2001. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. When it becomes more likely than not that the Company will generate sufficient taxable income to realize the deferred tax asset, the Company will adjust this valuation allowance accordingly.

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

     For the years ended December 31, 2002, and 2001, the Company incurred expenses of approximately $0.3 million and $0.1 million, respectively, which were primarily legal costs associated with MSC and Impact. These expenses were recognized through (loss) income from discontinued operations in the Company's Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances and cash flows from continuing operations for the years ended December 31, 2003, and 2002 (in thousands):

                                                                 2003            2002
                                                             -------------   -------------
                                                             (AS RESTATED)   (AS RESTATED)
Unrestricted cash and cash equivalents at December 31......    $ 25,271        $ 46,748
Cash provided by continuing operations.....................    $ 28,471        $ 23,178
Cash provided by (used for) investing activities from
  continuing operations....................................    $ 17,527        $(11,486)
Cash (used for) provided by financing activities from
  continuing operations....................................    $(54,768)       $  4,004

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

     During 2003, the Company generated approximately $28.5 million in cash from continuing operations which includes cash generated from normal operations and a release of restricted cash of approximately $4.2 million offset by interest payments of approximately $18.4 million and the payment of approximately $7.4 million in expenses and legal settlements related to Lloyd's of London (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

     During 2002, the Company generated approximately $24.2 million and cash payments related to the extinguishment of debt of approximately $5.4 million during 2003 in cash from continuing operations which includes cash generated from normal operations offset by interest payments of approximately $16.8 million during 2002 and the payment of approximately $8.9 million in expenses and legal settlements related to Lloyd's of London (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

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

     During 2003, the Company used approximately $54.8 million in cash from financing activities primarily for repayment of the Company's long-term debt. The Company used cash-on-hand as well as the net proceeds from the Patient1 divestiture to retire $53.1 million of long-term debt during 2003. The Company refinanced the remaining $125 million in long-term debt during September 2003 by entering into a $175 million Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $125 million Term Loan B (the "Term Loan B") and a $50 million revolving credit facility (the "Revolving Credit Facility"). In conjunction with the refinancing transaction, the Company capitalized approximately $5.5 million in expenses, including legal and other professional fees related to the Credit Agreement and other costs, which are included in the Company's Other Long-Term Assets on the

Consolidated Balance Sheet. The Company will amortize these costs over the next three and five years and include them in interest expense. In addition, the Company incurred expenses associated with the retirement of the Notes and the 2001 Credit Facility of approximately $6.3 million that are included in the Company's interest expense for 2003, including the tender offer premium, the call premium and the write-off of unamortized debt issuance costs associated with the Notes as well as the unamortized debt issuance costs associated with entering into the 2001 Credit Facility. Financing cash flows associated with the repayment of long-term debt in 2003 were offset with approximately $8.0 million of proceeds from employees' exercise of stock options.

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

     The Company was in litigation with certain underwriters at Lloyd's following an attempt by Lloyd's to rescind certain of the Company's insurance policies (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information). For the years ended December 31, 2003, and 2002, the Company incurred approximately $2.8 million and $3.0 million, respectively, of expenses related to significantly increased insurance premiums and the cost of pursuing litigation against Lloyd's. These costs have been reflected in the Company's Corporate Segment. In the Consolidated Statements of Operations these costs are included in Other Operating Expenses.

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

CONTRACTUAL OBLIGATIONS

     The following table sets forth the Company's contractual obligations as of December 31, 2003:

                                                        PAYMENTS DUE BY PERIOD
                                                       AS OF DECEMBER 31, 2003
                                         ----------------------------------------------------
                                                    LESS THAN    1 - 3     3 - 5    MORE THAN
                                          TOTAL      1 YEAR      YEARS     YEARS     5 YEARS
                                         --------   ---------   -------   -------   ---------
                                                            (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
  Long-term debt.......................  $109,375    $    --    $32,813   $76,562    $   --
  Current portion of long-term debt....    12,500     12,500         --        --        --
  Operating lease obligations(1).......    35,535     12,635     13,945     5,647     3,308
  Purchase obligations Capital
     expenditure obligations...........     1,025      1,025         --        --        --
     Other purchase obligations........     1,834      1,834         --        --        --
  Other long-term liabilities reflected
     on the Company's Balance Sheet
     under GAAP:
     Restructuring reserves and
       other(2)........................     1,376        289        455       322       310
     Settlement obligations related to
       Lloyd's receivable..............     6,300      2,100      4,200        --        --
     Settlement obligations --
       NCO(3)..........................       225         --        225        --        --
                                         --------    -------    -------   -------    ------
Total..................................  $168,170    $30,383    $51,638   $82,531    $3,618
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

 If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report the Company's financial results on a timely basis. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which would harm the Company's business and the trading price of the Company's stock.

     As a result of errors that caused the restatements to the Company's financial statements for the years ended December 31, 2001, and 2002, and the nine months ended September 30, 2003, the Company's independent registered public accounting firm determined that a material weakness exists related to the Company's internal controls and procedures. The Company's independent registered public accounting firm reported to the Company that the errors that resulted in the restatements reflected in this Form 10-K, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. The errors generally related to the recording of accruals for sales commissions, vacation liabilities, legal expenses, health insurance, incentive compensation and other liabilities. While the Company has taken immediate steps to improve controls in these areas, the Company cannot be certain that these steps will ensure that it implements and maintains adequate controls over financial processes and reporting. Failure to maintain adequate controls of this type could adversely impact the accuracy and future timeliness of its financial reports filed pursuant to the Securities Exchange Act of 1934. If the Company cannot provide reliable and timely financial reports, its business and operating results could be harmed, investors could lose confidence in its reported financial information, its common stock could be delisted from the Nasdaq Stock Market, and the trading price of its common stock could fall. In addition, beginning with its 2004 audit, the Company must comply with Section 404(a) of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of the Company's internal controls over financial reporting and a report by the Company's independent registered public accounting firm addressing that assessment. In light of the material weakness identified in connection with the Company's 2003 audit, there can be no assurance that the Company or its independent registered public accounting firm will be able to conclude that the Company has effective internal controls over financial reporting in connection with the 2004 audit, which could raise the same concerns identified above.

 If the Company is unable to file its quarterly and annual reports with the Commission on a timely basis, the Company's common stock may be delisted from the Nasdaq National Market, which would have an adverse impact on the market for the Company's common stock.

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

  The Company has a significant amount of long-term debt and obligations to make payments, which could limit the Company's funds available for other activities.

     The Company has approximately $122 million of long-term indebtedness and, as a result, has obligations to make interest and principal payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The Company's ability to make payments on its debt obligations will depend on future operating performance, which may be affected by conditions beyond the Company's control.

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

  In the event the settlement agreement with Lloyd's falls through and the Company is unsuccessful in its litigation with Lloyd's, the Company would be required to record a write-off of the then-current receivable related to Lloyd's and certain claims presently pending against the Company would be uninsured.

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

 The Company is regularly involved in litigation, which may expose the Company to significant liabilities.

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

     The Company may not be able to successfully resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, its insurance coverage, errors and omissions coverage or other coverage, may not fully cover any damages assessed against the Company. Although the Company maintains all insurance coverage in amounts that it believes is sufficient for its business, such coverage may prove to be inadequate or may become unavailable on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured or under-insured, could materially harm its business, results of operations or financial condition.

  The physician management outsourcing business is highly competitive and the Company's inability to successfully compete for business could adversely affect the Company.

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

  The business of providing services and solutions to hospitals for both revenue cycle and resource management is also highly competitive and the Company's inability to successfully compete for business could adversely affect the Company.

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

  The markets for the Company's services and solutions are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and the Company's inability to keep pace could adversely affect the Company.

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

     Competitors may develop competitive products that could adversely affect the Company's operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing its technology going forward. The costs associated with refining, enhancing and developing these systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

  The healthcare marketplace is characterized by consolidation, which may result in fewer potential customers for the Company's services.

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

  The healthcare industry is highly regulated, which may increase the Company's costs of operation.

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

  The trading price of the Company's common stock may be volatile and negatively affect your investment.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2003, and have concluded that these disclosure controls and procedures were not operating effectively at December 31, 2003, because of the material weakness described below.

     As a result of errors that caused the restatements to the Company's financial statements for the years ended December 31, 2001, and 2002, and the nine months ended September 30, 2003, the Company's independent registered public accounting firm determined that a material weakness related to the

Company's internal controls and procedures exists which was reported to the Company in a letter from the Company's independent registered public accounting firm dated May 12, 2004. The Company's independent registered public accounting firm reported to the Company that the errors that resulted in the restatements reflected in this Form 10-K, which generally related to the recording of accruals for sales commissions, vacation liabilities, legal expenses, health insurance, incentive compensation and other liabilities, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel.

     No change in the Company's internal control over financial reporting occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; however, the Company has caused additional procedures to be performed subsequent to that quarter in connection with the preparation of its 2003 financial statements to mitigate the effects of the material weakness and to ensure that the financial statements in this annual report on Form 10-K are presented in accordance with generally accepted accounting principles. See "Recent Developments" in Item 1 of Part I, on pages 2-4. The Company is in the process of implementing improvements to its internal control over financial reporting to address the identified material weakness, including implementing additional controls and procedures related to the review of accruals and reserves, changing reporting relationships for divisional accounting personnel, and adding new accounting personnel. The Company expects that such improvements will be fully implemented by the end of the third quarter of 2004.

     The Company also expects that, in connection with the efforts to comply in 2004 with Section 404 of the Sarbanes-Oxley Act, it will implement changes in internal controls and procedures and that these changes will be made on an ongoing basis.

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements
     Report of Independent Registered Public Accounting Firm;
     Consolidated Balance Sheets -- as of December 31, 2003, and 2002; Consolidated Statements of Operations -- years ended December 31, 2003,
2002, and 2001;
     Consolidated Statements of Cash Flows -- years ended December 31, 2003, 2002, and 2001;
     Consolidated Statements of Stockholders' Deficit -- years ended December 31, 2003, 2002, and 2001; and
     Notes to Consolidated Financial Statements.

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

   3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
 2.1    --   Asset Purchase Agreement dated as of June 18, 2003, among
             Misys Hospital Systems, Inc., Misys Healthcare Systems
             (International) Limited, Misys plc, Registrant, and PST
             Products, LLC., together with the First Amendment thereto
             dated as of June 28, 2003 (incorporated by reference to
             Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
             2003).
 3.1    --   Restated Certificate of Incorporation of Registrant
             (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
             Form 10-K")).
 3.2    --   Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K")).
 4.1    --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1999 Form 10-K).
 4.2    --   Form of Option Agreement relating to Registrant's Amended
             and Restated Non-Employee Director Stock Option Plan
             (incorporated by reference to Appendix B to Definitive Proxy
             Statement dated April 1, 2003, relating to Registrant's 2003
             Annual Meeting of Stockholders).
 4.3    --   Form of Option Agreement relating to Registrant's Second
             Amended and Restated Non-Qualified Stock Option Plan
             (incorporated by reference to Exhibit 4.2 to the 1999 Form
             10-K).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
 4.4    --   Form of Option Agreement relating to Registrant's
             Non-Qualified Stock Option Plan for Non-Executive Employees
             (incorporated by reference to Exhibit 4.6 to the 1999 Form
             10-K).
 4.5    --   Form of Option Agreement relating to Registrant's
             Non-Qualified Stock Option Plan for Employees of Acquired
             Companies (incorporated by reference to Exhibit 4.4 to
             Registration Statement on Form S-3, File No. 33-71552).
 4.6    --   Form of Option Agreement relating to Registrant's Restricted
             Stock Plan (incorporated by reference to Exhibit 4.5 to
             Annual Report on Form 10-K for the year ended December 31,
             1995 (the "1995 Form 10-K")).
 4.7    --   Settlement Agreement dated as of June 24, 1999, by and among
             Lori T. Caudill, William J. DeZonia, Carol T. Shumaker,
             Alyson T. Stinson, James F. Thacker, James F. Thacker
             Retained Annuity Trust, Paulanne H. Thacker Retained Annuity
             Trust and Borrower (incorporated by reference to Exhibit
             10.1 to Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1999).
 4.8    --   Rights Agreement dated as of February 11, 1999, between
             Registrant and American Stock Transfer & Trust Company
             (including form of rights certificates) (incorporated by
             reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
 4.9    --   First Amendment to Rights Agreement dated as of February 11,
             1999, between Registrant and American Stock Transfer & Trust
             Company, entered into as of May 4, 2000 (incorporated by
             reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
             for the quarter ended March 31, 2000).
 4.10   --   Second Amendment to Rights Agreement dated as of February
             11, 1999, between Registrant and American Stock Transfer &
             Trust Company, entered into as of December 6, 2001, to be
             effective as of March 6, 2002 (incorporated by reference to
             Exhibit 4.12 to Annual Report on Form 10-K for the year
             ended December 31, 2001 (the "2001 Form 10-K")).
 4.11   --   Third Amendment to Rights Agreement dated as of February 11,
             1999, between Registrant and American Stock Transfer & Trust
             Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K")).
10.1    --   Credit Agreement dated as of September 11, 2003, by and
             among Registrant, certain subsidiaries of Registrant
             identified therein, as Guarantors, the Lenders identified
             therein, and Bank of America, N.A., as Administrative Agent
             (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2003).
10.2    --   Amended and Restated Per-Se Technologies, Inc. Non-Employee
             Director Stock Option Plan (incorporated by reference to
             Appendix B to Definitive Proxy Statement dated April 1,
             2003, relating to Registrant's 2003 Annual Meeting of
             Stockholders).
10.3    --   Second Amended and Restated Per-Se Technologies, Inc.
             Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K).
10.4    --   First Amendment to Second Amended and Restated Per-Se
             Technologies, Inc. Non-Qualified Stock Option Plan
             (incorporated by reference to Exhibit 10.45 to the 1999 Form
             10-K).
10.5    --   Registrant's Non-Qualified Stock Option Plan for
             Non-Executive Employees (incorporated by reference to
             Exhibit 10.23 to Annual Report on Form 10-K for the year
             ended December 31, 1996 (the "1996 Form 10-K")).
10.6    --   First Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
10.7    --   Second Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
10.8    --   Third Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to the 1997 Form 10-K).
10.9    --   Fourth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).
10.10   --   Fifth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.28 to the 1997 Form 10-K).
10.11   --   Sixth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).
10.12   --   Seventh Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K).
10.13   --   Eighth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).
10.14   --   Ninth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2002).
10.15   --   Tenth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.31 to the 2002 Form 10-K).
10.16   --   Registrant's Non-Qualified Stock Option Plan for Employees
             of Acquired Companies (incorporated by reference to Exhibit
             99.1 to Registration Statement on Form S-8, File No.
             33-67752).
10.17   --   First Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99 to Registration Statement on Form
             S-8, File No. 33-71556).
10.18   --   Second Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99 to Registration Statement on Form
             S-8, File No. 33-88442).
10.19   --   Third Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.14 to the 1995 Form 10-K).
10.20   --   Fourth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99.2 to Registration Statement on Form
             S-8, File No. 333-3213).
10.21   --   Fifth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 99.1 to Registration Statement on Form
             S-8, File No. 333-07627).
10.22   --   Sixth Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.21 to the 1996 Form 10-K).
10.23   --   Seventh Amendment to Registrant's Non-Qualified Stock Option
             Plan for Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.23 to the 1998 Form 10-K).
10.24   --   Eighth Amendment to Registrant's Non-Qualified Stock Option
             Plan For Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.12 to the 1999 Form 10-K).
10.25   --   Ninth Amendment to Registrant's Non-Qualified Stock Option
             Plan For Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.12 to the 2000 Form 10-K).
10.26   --   Tenth Amendment to Registrant's Non-Qualified Stock Option
             Plan For Employees of Acquired Companies (incorporated by
             reference to Exhibit 10.1 to Quarterly Report of Form 10-Q for the quarter ended June 30, 2002).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
10.27   --   Restricted Stock Plan of Registrant, dated as of August 12,
             1994 (incorporated by reference to Exhibit 10.2 to
             Registration Statement on Form S-4, File No. 33-88910).
10.28   --   The Per-Se Technologies Employees' Retirement Savings Plan
             (incorporated by reference to Exhibit 10.26 to the 1999 Form
             10-K).
10.29   --   First Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.29 to the 2000 Form 10-K).
10.30   --   Second Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2001).
10.31   --   Third Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.1 to Quarterly Report on Form 10-Q for the
             quarter ended September 30, 2001).
10.32   --   Fourth Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended September 30, 2002).
10.33   --   Fifth Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.38 to the 2002 Form 10-K).
10.34   --   Sixth Amendment to the Per-Se Technologies Employees'
             Retirement Savings Plan (incorporated by reference to
             Exhibit 10.34 to the 2003 Form 10-K).
10.35   --   Retirement Savings Trust (incorporated by reference to
             Exhibit 10.10 to Registration Statement on Form S-1, File
             No. 33-42216).
10.36   --   Registrant's Deferred Compensation Plan (incorporated by
             reference to Exhibit 99 to Registration Statement on Form
             S-8, Registration No. 33-90874).
10.37   --   First Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.2 to Quarterly
             Report on Form 10-Q for the quarter ended September 30,
             1997).
10.38   --   Second Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.3 to Quarterly
             Report on Form 10-Q for the quarter ended September 30,
             1997).
10.39   --   Third Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.76 to the 1997 Form
             10-K).
10.40   --   Fourth Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.32 to the 1999 Form
             10-K).
10.41   --   Fifth Amendment to Registrant's Deferred Compensation Plan
             (incorporated by reference to Exhibit 10.36 to the 2000 Form
             10-K).
10.42   --   Per-Se Technologies, Inc. Executive Deferred Compensation
             Plan effective as of January 1, 2002 (incorporated by
             reference to Exhibit 10.40 to the 2001 Form 10-K).
10.43   --   Per-Se Technologies, Inc. Non-Qualified Deferred
             Compensation Plan Trust Agreement dated as of February 12,
             2002, between Registrant and Merrill Lynch Trust Company,
             FSB (incorporated by reference to Exhibit 10.1 to Quarterly
             Report on Form 10-Q for the quarter ended March 31, 2002).
10.44   --   Written description of Registrant's Non-Employee Director
             Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2003).
10.45   --   Per-Se Technologies, Inc. Deferred Stock Unit Plan
             (incorporated by reference to Exhibit 10.44 to the 2001 Form
             10-K).

EXHIBIT
NUMBER                                 DOCUMENT
-------                                --------
10.46   --   First Amendment to Per-Se Technologies, Inc. Deferred Stock
             Unit Plan (incorporated by reference to Exhibit 10.3 to
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             2002).
10.47   --   Per-Se Technologies, Inc. Deferred Stock Unit Plan Trust
             Agreement dated as of May 1, 2002, between Registrant and
             Merrill Lynch Trust Company, FSB (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2002).
10.48   --   Registrant's Long Term Incentive Plan (incorporated by
             reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.49   --   Employment Agreement dated November 19, 1996, between
             Registrant and David E. McDowell (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
10.50   --   Amendment Number 1 to Employment Agreement between
             Registrant and David E. McDowell, dated October 20, 1999
             (incorporated by reference to Exhibit 10.37 to the 1999 Form
             10-K).
10.51   --   Employment Agreement dated as of November 13, 2000, between
             Registrant and Philip M. Pead (incorporated by reference to
             Exhibit 10.42 to the 2000 Form 10-K).
10.52   --   Amendment No. 1 to Employment Agreement between Registrant and Philip M. Pead, dated May 8, 2003 (incorporated by
             reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.53   --   Employment Agreement dated April 14, 2000, between
             Registrant and Chris E. Perkins (incorporated by reference to Exhibit 10.43 to the 2000 Form 10-K).
10.54   --   Amendment Number 1 to Employment Agreement between
             Registrant and Chris E. Perkins, dated as of February 7,
             2001 (incorporated by reference to Exhibit 10.44 to the 2000
             Form 10-K).
10.55   --   Employment Agreement dated June 5, 1998, between Registrant and Frank B. Murphy (incorporated by reference to Exhibit
             10.46 to the 2000 Form 10-K).
10.56   --   Employment Agreement dated July 1, 2003, between Registrant and Philip J. Jordan (incorporated by reference to Exhibit
             10.3 to Quarterly Report on Form 10-Q for the quarter ended
             September 30, 2003).
10.57   --   Employment Agreement dated as of May 31, 2001, between
             Registrant and Paul J. Quiner (incorporated by reference to
             Exhibit 10.57 to the 2003 Form 10-K).
10.58   --   Amended and Restated Employment Agreement dated April 7,
             2004, between Registrant and Frank B. Murphy(incorporated by reference to Exhibit 10.58 to the Form 10-K).
21      --   Subsidiaries of Registrant(incorporated by reference to
             Exhibit 21 to the Form 10-K).
23      --   Consent of Ernst & Young LLP.
31.1    --   Certification of Chief Executive Officer pursuant Exchange
             Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    --   Certification of Chief Financial Officer pursuant Exchange
             Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    --   Certification of Chief Executive Officer pursuant to 18
             U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    --   Certification of Chief Financial Officer pursuant to 18
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: March 4, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     As discussed in Note 2 to the accompanying consolidated financial statements, the Company restated its financial statements for the years ended December 31, 2003, 2002 and 2001.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
May 12, 2004,except for the last paragraph
             in Note 2, as to which the
             date is March 2, 2005.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                              2003            2002            2001
                                                          -------------   -------------   -------------
                                                          (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                                                         (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income (loss).....................................    $  11,989       $  8,989         $(6,109)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization......................       16,509         18,744          21,452
     Loss (income) from discontinued operations.........       14,305          2,501            (165)
     Gain on sale of Patient1...........................      (10,417)            --              --
     Amortization of deferred financing costs...........        1,269          1,403           1,329
     Loss on extinguishment of debt.....................        6,255             --              --
     Changes in assets and liabilities, excluding
       effects of acquisitions and divestitures:
       Restricted cash..................................        4,162            337           2,062
       Accounts receivable, billed......................       (5,326)          (327)          4,457
       Accounts receivable, unbilled....................          563           (458)          1,091
       Accounts payable.................................        3,062         (2,446)         (4,287)
       Accrued compensation.............................       (1,639)        (1,144)          3,665
       Accrued expenses.................................       (6,655)         1,671          (1,830)
       Accrued litigation settlements...................           --             --          (1,602)
       Deferred revenue.................................        1,962            231            (694)
       Other, net.......................................       (7,568)        (6,323)         (1,034)
                                                            ---------       --------         -------
       Net cash provided by continuing operations.......       28,471         23,178          18,335
       Net cash (used for) provided by discontinued
          operations....................................      (10,419)        (1,283)          6,641
                                                            ---------       --------         -------
          Net cash provided by operating activities.....       18,052         21,895          24,976
                                                            ---------       --------         -------
Cash Flows From Investing Activities:
  Purchases of property and equipment...................       (6,367)        (6,471)         (4,752)
  Software development costs............................       (3,976)        (3,425)         (2,398)
  Proceeds from sale of Patient1, net of tax............       27,925             --              --
  Proceeds from sale of property and equipment..........           23             50           1,537
  Acquisitions, net of cash acquired....................          (78)        (1,640)        (10,846)
                                                            ---------       --------         -------
          Net cash provided by (used for) continuing
            operations..................................       17,527        (11,486)        (16,459)
          Net cash used for discontinued operations.....       (2,288)        (4,172)         (3,590)
                                                            ---------       --------         -------
          Net cash provided by (used for) investing
            activities..................................       15,239        (15,658)        (20,049)
                                                            ---------       --------         -------
Cash Flows From Financing Activities:
  Proceeds from borrowings..............................      125,000             --              --
  Debt issuance costs...................................       (9,797)            --            (539)
  Proceeds from the exercise of stock options...........        7,969          1,071             299
  Payments of debt......................................     (178,145)           (94)            (74)
  Capital contribution (see Note 1).....................           --          1,969              --
  Other.................................................          205          1,058             924
                                                            ---------       --------         -------
          Net cash (used for) provided by financing
            activities..................................      (54,768)         4,004             610
                                                            ---------       --------         -------
Cash and Cash Equivalents:
  Net change............................................      (21,477)        10,241           5,537
  Balance at beginning of period........................       46,748         36,507          30,970
                                                            ---------       --------         -------
  Balance at end of period..............................    $  25,271       $ 46,748         $36,507
                                                            =========       ========         =======

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                            DEFERRED
                                                                                             STOCK
                          COMMON   COMMON   PAID-IN               ACCUMULATED   TREASURY   UNIT PLAN
                          SHARES   STOCK    CAPITAL    WARRANTS     DEFICIT      STOCK     OBLIGATION
                          ------   ------   --------   --------   -----------   --------   ----------
                                                        (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2000..................  29,902    $299    $774,603    $1,495     $(820,155)   $    --      $   --
Net loss (as
  restated).............     --       --          --        --        (6,109)        --          --
Foreign currency
  translation
  adjustment............     --       --          --        --            --         --          --
TOTAL COMPREHENSIVE LOSS
  (AS RESTATED).........
Issuance of common stock
  in acquisitions.......      5       --          35        --            --         --          --
Exercise of stock
  options...............     62        1         295        --            --         --          --
Other...................     --       --          50        --            --         --          --
                          ------    ----    --------    ------     ---------    -------      ------
BALANCE AT DECEMBER 31,
  2001 (AS RESTATED)....  29,969     300     774,983     1,495      (826,264)        --          --
Net income (as
  restated).............     --       --          --        --         8,989         --          --
Foreign currency
  translation
  adjustment............     --       --          --        --            --         --          --
TOTAL COMPREHENSIVE
  INCOME (AS
  RESTATED).............
Exercise of stock
  options...............    194        2       1,069        --            --         --          --
Deferred stock unit plan
  activity..............     --       --          --        --            --     (1,045)      1,045
Capital contribution
  (see Note 1)..........     --       --       1,969        --            --         --          --
                          ------    ----    --------    ------     ---------    -------      ------
BALANCE AT DECEMBER 31,
  2002 (AS RESTATED)....  30,163     302     778,021     1,495      (817,275)    (1,045)      1,045
Net income..............     --       --          --        --        11,989         --          --
Foreign currency
  translation
  adjustment............     --       --          --        --            --         --          --
TOTAL COMPREHENSIVE
  INCOME................
Exercise of stock
  options...............  1,159       11       7,958        --            --         --          --
Tax effect of exercise
  of stock options......     --       --         318        --            --         --          --
Deferred stock unit plan
  activity..............     --       --          --        --            --       (258)        258
                          ------    ----    --------    ------     ---------    -------      ------
BALANCE AT DECEMBER 31,
  2003..................  31,322    $313    $786,297    $1,495     $(805,286)   $(1,303)     $1,303
                          ======    ====    ========    ======     =========    =======      ======

                           ACCUMULATED
                              OTHER           TOTAL
                          COMPREHENSIVE   STOCKHOLDERS'
                          (LOSS)/INCOME      DEFICIT
                          -------------   -------------
                                 (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2000..................      $(378)        $(44,136)
Net loss (as
  restated).............         --           (6,109)
Foreign currency
  translation
  adjustment............        (37)             (37)
                                            --------
TOTAL COMPREHENSIVE LOSS
  (AS RESTATED).........                      (6,146)
Issuance of common stock
  in acquisitions.......         --               35
Exercise of stock
  options...............         --              296
Other...................         --               50
                              -----         --------
BALANCE AT DECEMBER 31,
  2001 (AS RESTATED)....       (415)         (49,901)
Net income (as
  restated).............         --            8,989
Foreign currency
  translation
  adjustment............       (100)            (100)
                                            --------
TOTAL COMPREHENSIVE
  INCOME (AS
  RESTATED).............                       8,889
Exercise of stock
  options...............         --            1,071
Deferred stock unit plan
  activity..............         --               --
Capital contribution
  (see Note 1)..........         --            1,969
                              -----         --------
BALANCE AT DECEMBER 31,
  2002 (AS RESTATED)....       (515)         (37,972)
Net income..............         --           11,989
Foreign currency
  translation
  adjustment............         84               84
                                            --------
TOTAL COMPREHENSIVE
  INCOME................                      12,073
Exercise of stock
  options...............         --            7,969
Tax effect of exercise
  of stock options......         --              318
Deferred stock unit plan
  activity..............         --               --
                              -----         --------
BALANCE AT DECEMBER 31,
  2003..................      $(431)        $(17,612)
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

     Restatement of Previously Reported Financial Information. The accompanying consolidated financial information as of December 31, 2002, and for the two years then ended, as well as quarterly information in the periods ended September 30, 2003, and December 31, 2002, has been restated to correct errors in those periods. See further discussion of the restatement in Note 2.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

          Revenue Recognition. The Company derives revenue from products and services delivered to the healthcare industry through its two operating divisions:

          Physician Services provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides outsourced revenue cycle management services that are targeted at hospital-affiliated and academic physician practices. Fees for these services are primarily based on a percentage of net collections on the Company's clients' accounts receivable. The division recognizes revenue and bills its customers when the customers receive payment on those accounts receivable. Contracts are typically multi-year in length and require no payment from the customer upon contract signing. Since this is an outsourced service delivered on the Company's proprietary technology, there are no license or maintenance fees to be paid by the physician group customers. The division also recognizes approximately 5% of its revenue, for all periods presented, on a monthly service fee and per-transaction basis from the MedAxxis product line, an application service provider ("ASP") physician practice management system. The Physician Services division does not rely, to any material extent, on estimates in the recognition of this revenue. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition.

          Hospital Services provides Connective Healthcare solutions that improve revenue cycle and resource management for hospitals.

          Revenue cycle management solutions primarily include services that allow a hospital's central billing office ("CBO") to more effectively manage its cash flow. These services include electronic and paper transactions, such as claims processing, which can be delivered via the Web or through dedicated electronic data interfaces and high-speed print and mail services. Revenue related to these transaction services are billed and recognized when the services are performed on a per transaction basis. Contracts are typically multi-year in length. The division also recognizes revenue related to direct and indirect payments it receives from payers for the electronic transmission of transactions to the payers. The division recognizes revenue on these transactions at the time the electronic transactions are sent. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

          Resource management solutions include staff and patient scheduling software that enable hospitals to efficiently manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The resource management software is sold as a one-time license fee plus implementation services and an annual maintenance fee. Contracts are typically structured to require a portion of the license fee and implementation services to be paid periodically throughout the installation process, including a portion due upon signing. For software contracts that require the division to make significant production, modification or customization changes, the division recognizes revenue for the license fee and implementation services using the percentage-of-completion method over the implementation period. The Hospital Services division relies on estimates of work to be completed to determine the amount of revenue to be recognized related to each contract. Because estimates of the extent of completion that differ from actual results could affect revenue, the division periodically reviews the estimated hours or days to complete major projects and compares these estimates to budgeted hours or days to support the revenue recognized on that project. Approximately 9%, 9% and 12% of the division's revenue (or 2%, 2% and 2% of total Company revenue) was determined using percentage-of-completion accounting for the years ended December 31, 2003, 2002, and 2001, respectively.

          When the division receives payment prior to shipment or fulfillment of its significant obligations, the Company records such payments as deferred revenue and recognizes them as revenue upon shipment or fulfillment of significant obligations. An unbilled receivable is recorded when the division recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. For software maintenance payments received in advance, the division defers and recognizes as revenue these payments ratably over the term of the maintenance agreement, which is typically one year. Revenue recognized on the percentage-of-completion basis is done so in accordance with Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenue recognized upon software shipment is done so in accordance with Statement of Position 97-2, Software Revenue Recognition.

          For arrangements that include one or more elements, or multiple-element arrangements, to be delivered at a future date, revenue is recognized in accordance with SOP 97-2 as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2, as amended, requires the Company to allocate revenue to each element in a multiple-element arrangement based on the element's respective vendor-specific objective evidence, or VSOE, of fair value. Where VSOE does not exist for all delivered elements (typically software license fees), revenue from multiple-element arrangements is recognized using the residual method. Under the residual method, if VSOE of the fair value of the undelivered elements exists, the Company defers revenue recognition of the fair value of the undelivered elements. The remaining portion of the arrangement fee is then recognized either by using the percentage-of-completion method if significant production, modification or customization is required or upon delivery, assuming all other conditions for revenue recognition have been satisfied. VSOE of fair value of maintenance services is based upon the amount charged for maintenance when purchased separately, which is the renewal rate. Maintenance services are stated separately in an arrangement. VSOE of fair value of professional services (i.e. implementation and consulting services not essential to the functionality of the software) is based upon the price charged when professional services are sold separately and is based on an hourly rate for professional services.

     Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Fair Value of Financial Instruments. The carrying amount of all of the Company's financial instruments approximates fair value. Additionally, the Company had unused letters of credit in the amount of $3.2 million and $4.2 million at December 31, 2003, and 2002, respectively.

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

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires goodwill and indefinite lived intangible assets to be reviewed periodically for impairment and no longer amortized. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 required companies with goodwill and indefinite lived intangible assets to complete an initial impairment test by June 30, 2002. The Company completed the initial impairment test of its goodwill and other indefinite-lived intangible assets and did not identify an impairment of its trademark intangible assets, which have an indefinite life. The Company also concluded that the fair value of its reporting units exceeded the book value of the respective reporting units. Additionally, the Company performs a periodic review of its goodwill and other indefinite lived intangible assets for impairment as of December 31 each year. The Company's initial impairment and periodic review of its goodwill and other indefinite lived intangible assets were based upon a discounted future cash flow analysis that included revenue and cost estimates, market growth rates and appropriate discount rates. As of December 31, 2003, and 2002, the Company did not identify an impairment of goodwill or indefinite-lived intangible assets as a result of the review.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. For the year ended December 31, 2002, the Company had a reduction in amortization expense of approximately $1.7 million related to the adoption of SFAS No. 142. For the year ended December 31, 2001 a reconciliation has been provided of previously reported net loss and net loss per share amounts. These amounts exclude the amortization expense

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES recognized related to goodwill and intangible assets that are no longer amortized (in thousands, except per share data):

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Stock-Based Compensation Plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 were adopted by the Company on January 1, 2003.

     At December 31, 2003, the Company has four stock-based compensation plans described more fully in Note 14. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No stock-based compensation cost is reflected in the Company's Consolidated Statement of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss)

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                     2003         2002            2001
                                                    -------   -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported.....................  $11,989      $ 8,989        $ (6,109)
Deduct: total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects......   (4,210)      (5,288)         (5,001)
                                                    -------      -------        --------
Pro forma net income (loss).......................  $ 7,779      $ 3,701        $(11,110)
                                                    =======      =======        ========
Net income (loss) per common share:
  Basic -- as reported............................  $  0.39      $  0.30        $  (0.20)
                                                    =======      =======        ========
  Basic -- pro forma..............................  $  0.25      $  0.12        $  (0.37)
                                                    =======      =======        ========
  Diluted -- as reported..........................  $  0.37      $  0.28        $  (0.20)
                                                    =======      =======        ========
  Diluted -- pro forma............................  $  0.24      $  0.12        $  (0.37)
                                                    =======      =======        ========

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

     Net Income (Loss) Per Share. Net income per common share-basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income per common share-diluted reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES net income (loss) per common share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

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

     Related Party Transactions. In November 2000, pursuant to the employment agreement between the Company and Philip M. Pead, the Company's Chairman of the Board, Chief Executive Officer, and President, the Company entered into a promissory note agreement with Mr. Pead for $250,000. This amount is included in Other assets in the accompanying consolidated balance sheet. The loan is secured by

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES an aggregate of 74,000 shares of Common Stock, which Mr. Pead purchased in the open market with the proceeds of the note, and is payable in full upon the earlier to occur of the termination of Mr. Pead's employment or the sale of all or any part of those shares. Any overdue payment on the loan bears interest at a rate equal to the rate of interest then imputed by the Internal Revenue Service plus 4% per annum, or the maximum rate permitted by law, whichever is lower. Because the shares were purchased in the open market by Mr. Pead, and the note only bears interest in the event of an overdue payment, the Company did not record any compensation expense associated with this arrangement at inception, and has not recorded any compensation expense in any subsequent period.

2.  ADDITIONAL PROCEDURES AND RESTATEMENTS OF THE CONSOLIDATED FINANCIAL
    STATEMENTS

     As a result of allegations of improprieties made during 2003 and 2004, the Company's independent registered public accounting firm advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures, which predicated the 2003 Form 10-K filing delay, were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, ("SAS No. 99") that became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive (see Note 22 for additional information). The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003. Certain financial items were identified during the additional procedures that warranted further review by the Company. The Company reviewed these items and determined that it was appropriate to restate prior period financial statements. The restatements affect the financial statements as of December 31, 2002, and 2001, for the years ended December 31, 2002, and 2001, and for the nine months ended September 30, 2003, and are included in this report.

     By year, the net decrease to the reported net loss for 2001 is approximately $0.2 million or $.01 per share, and the net increase to reported net income for 2002 is approximately $1.0 million or $.03 per share on a fully diluted basis, and for the nine months ended September 30, 2003, is approximately $0.8 million or $.03 per share on a fully diluted basis. In the periods presented on a quarterly basis, the impact of the restatements is a net increase to reported net income, except for the second quarter of 2002, which has a decrease to reported net income of $0.2 million. The restatements were generally related to the recording of accruals for sales commissions, vacation liabilities, legal expenses, health insurance, incentive compensation and other liabilities.

     The impact of the restatements is presented below:

                                                              AS PREVIOUSLY
                                                               REPORTED(1)    AS RESTATED
                                                              -------------   -----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 2001
  Revenue...................................................    $ 306,683      $ 305,822
  Loss from continuing operations...........................       (6,655)        (6,274)
  Net loss..................................................       (6,338)        (6,109)
  Loss from continuing operations per common
     share -- basic.........................................        (0.22)         (0.21)
  Loss from continuing operations per common
     share -- diluted.......................................        (0.22)         (0.21)
  Net loss per common share -- basic........................        (0.21)         (0.20)
  Net loss per common share -- diluted......................        (0.21)         (0.20)

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                              AS PREVIOUSLY
                                                               REPORTED(1)    AS RESTATED
                                                              -------------   -----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
  Revenue...................................................    $  79,133      $  78,996
  Income from continuing operations.........................        2,334          2,725
  Net income................................................        1,299          1,792
  Income from continuing operations per common
     share -- basic.........................................         0.07           0.09
  Income from continuing operations per common
     share -- diluted.......................................         0.07           0.08
  Net income per common share -- basic......................         0.04           0.06
  Net income per common share -- diluted....................         0.04           0.05
FOR THE THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)
  Revenue...................................................    $  81,657      $  81,607
  Income from continuing operations.........................        2,298          2,120
  Net income................................................        2,022          1,846
  Income from continuing operations per common
     share -- basic.........................................         0.08           0.07
  Income from continuing operations per common
     share -- diluted.......................................         0.07           0.07
  Net income per common share -- basic......................         0.07           0.06
  Net income per common share -- diluted....................         0.06           0.06
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)
  Revenue...................................................    $  82,842      $  83,048
  Income from continuing operations.........................        2,474          2,820
  Net income................................................        1,287          1,682
  Income from continuing operations per common
     share -- basic.........................................         0.08           0.09
  Income from continuing operations per common
     share -- diluted.......................................         0.08           0.09
  Net income per common share -- basic......................         0.04           0.05
  Net income per common share -- diluted....................         0.04           0.05
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)
  Revenue...................................................    $  82,069      $  81,913
  Income from continuing operations.........................        3,598          3,825
  Net income................................................        3,332          3,669
  Income from continuing operations per common
     share -- basic.........................................         0.12           0.13
  Income from continuing operations per common
     share -- diluted.......................................         0.11           0.12
  Net income per common share -- basic......................         0.11           0.13
  Net income per common share -- diluted....................         0.11           0.12
FOR THE YEAR ENDED DECEMBER 31, 2002
  Revenue...................................................    $ 325,701      $ 325,564
  Income from continuing operations.........................       10,704         11,490
  Net income................................................        7,940          8,989
  Income from continuing operations per common
     share -- basic.........................................         0.35           0.38
  Income from continuing operations per common
     share -- diluted.......................................         0.33           0.36
  Net income per common share -- basic......................         0.26           0.30
  Net income per common share -- diluted....................         0.25           0.28

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                              AS PREVIOUSLY
                                                               REPORTED(1)    AS RESTATED
                                                              -------------   -----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
  Revenue...................................................    $  81,903      $  81,998
  Income from continuing operations.........................        2,863          3,121
  Net income................................................        1,578          1,837
  Income from continuing operations per common
     share -- basic.........................................         0.10           0.10
  Income from continuing operations per common
     share -- diluted.......................................         0.09           0.10
  Net income per common share -- basic......................         0.06           0.06
  Net income per common share -- diluted....................         0.05           0.06
FOR THE THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
  Revenue...................................................    $  85,412      $  85,456
  Income from continuing operations.........................        4,882          5,013
  Net income................................................        2,950          3,081
  Income from continuing operations per common
     share -- basic.........................................         0.16           0.16
  Income from continuing operations per common
     share -- diluted.......................................         0.15           0.16
  Net income per common share -- basic......................         0.10           0.10
  Net income per common share -- diluted....................         0.09           0.10
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
  Revenue...................................................    $  84,511      $  84,523
  Income from continuing operations.........................         (191)          (120)
  Net income................................................           74            506
  Income from continuing operations per common
     share -- basic.........................................        (0.01)         (0.00)
  Income from continuing operations per common
     share -- diluted.......................................        (0.01)         (0.00)
  Net income per common share -- basic......................           --           0.02
  Net income per common share -- diluted....................           --           0.02
AS OF DECEMBER 31, 2002
  Current assets............................................    $  98,233      $  98,175
  Total assets..............................................      209,850        209,631
  Current liabilities.......................................       79,024         77,573
  Total liabilities.........................................      249,102        247,603
  Accumulated deficit.......................................     (818,553)      (817,275)
  Total stockholders' deficit...............................      (39,252)       (37,972)

---------------

(1) As Previously Reported has been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented (see Note 4).

     Certain amounts in the Company's Consolidated Statement of Cash Flows related to Funds Due to Clients have been reclassified for the years ended December 31, 2003, 2002, and 2001. The reclassification decreased net cash provided by operating activities and increased net cash provided by financing activities by approximately $0.2 million, $1.1 million, and $0.9 million in the years ended December 31, 2003, 2002, and 2001, respectively. Additionally, for the year ended December 31, 2003, the Company reclassified approximately $4.3 million related to its debt refinancing from cash flows from operating activities to cash used for financing activities.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The Company recorded the KHS acquisition using the purchase method of accounting and, accordingly, allocated the purchase price to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $8.9 million of the purchase price was allocated to goodwill and prior to adoption of SFAS No. 142, a portion of which was being amortized using the straight-line method over five years. In February 2003, the Company determined that KHS would not meet its purchase agreement operational targets and reduced the purchase price allocation to goodwill by approximately $5.9 million. This adjustment is reflected in the Company's December 31, 2002, Consolidated Balance Sheet. The operating results of KHS are included in the Company's Consolidated Statements of Operations from the date of acquisition.

     The pro-forma impact of these acquisitions was immaterial to the financial statements of the Company and therefore has not been presented.

4.  DISCONTINUED OPERATIONS AND DIVESTITURES

     In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES line and its sale allows the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $.5 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company is currently in arbitration with Misys regarding the final closing adjustments, which would represent additional purchase price payments to the Company. The Company expects the arbitration process to be completed by the end of the second quarter of 2004.

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

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Summarized operating results for the discontinued operations are as follows:

                                                               YEAR ENDED DECEMBER 31,
                       --------------------------------------------------------------------------------------------------------
                                    2003                               2002                                 2001
                       ------------------------------   ----------------------------------   ----------------------------------
                                                                   (AS RESTATED)                        (AS RESTATED)
                       PATIENT1   BUSINESS1    TOTAL    PATIENT1     BUSINESS1      TOTAL    PATIENT1     BUSINESS1      TOTAL
                       --------   ---------   -------   --------   -------------   -------   --------   -------------   -------
                                                                    (IN THOUSANDS)
Revenue..............  $15,247     $   474    $15,721   $25,855       $ 2,498      $28,353   $19,905       $ 2,272      $22,177
                       =======     =======    =======   =======       =======      =======   =======       =======      =======
(Loss) income from
  discontinued
  operations before
  income taxes.......  $(1,270)    $(3,589)   $(4,859)  $   888       $(1,921)     $(1,033)  $(2,167)      $(1,554)     $(3,721)
Income tax expense...       46          --         46       443            --          443         2            --            2
                       -------     -------    -------   -------       -------      -------   -------       -------      -------
(Loss) income from
  discontinued
  operations, net of
  tax................  $(1,316)    $(3,589)   $(4,905)  $   445       $(1,921)     $(1,476)  $(2,169)      $(1,554)     $(3,723)
                       =======     =======    =======   =======       =======      =======   =======       =======      =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                              AS OF                      AS OF
                                           DECEMBER 31,            DECEMBER 31, 2002
                                               2003        ----------------------------------
                                          --------------             (AS RESTATED)
                                            BUSINESS1      PATIENT1     BUSINESS1      TOTAL
                                          --------------   --------   -------------   -------
                                          (IN THOUSANDS)             (IN THOUSANDS)
Current assets..........................       $129        $10,385       $2,395       $12,780
Property and equipment..................         --          1,889          226         2,115
Other long-term assets..................         --          4,723        6,461        11,184
                                               ----        -------       ------       -------
  Assets of discontinued operations.....       $129        $16,997       $9,082       $26,079
                                               ====        =======       ======       =======
Current liabilities.....................       $422        $ 3,316       $  532       $ 3,848
Deferred revenue........................         --          3,237           13         3,250
Other long-term liabilities.............         --            792           --           792
                                               ----        -------       ------       -------
  Liabilities of discontinued
     operations.........................       $422        $ 7,345       $  545       $ 7,890
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

     The net operating results of these segments have been reported in the Consolidated Statements of Operations as "(Loss) income from discontinued operations, net of tax -- Other" and the net cash flows

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES have been reported in the Consolidated Statements of Cash Flows as "Net cash (used for) provided by discontinued operations."

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

     A description of the amount of severance costs recorded and subsequently incurred is as follows:

                        ACCRUED     ADDITION                  ACCRUED                    ACCRUED      ADDITION
                       SEVERANCE       TO         COSTS      SEVERANCE       COSTS      SEVERANCE        TO
                       LIABILITY     ACCRUED     PAID OR     LIABILITY      PAID OR     LIABILITY      ACCRUED
                       JANUARY 1,   SEVERANCE   OTHERWISE   DECEMBER 31,   OTHERWISE   DECEMBER 31,   SEVERANCE
                          2001      LIABILITY    SETTLED        2001        SETTLED        2002       LIABILITY
                       ----------   ---------   ---------   ------------   ---------   ------------   ---------
                                                            (IN THOUSANDS)
Severance costs......    $1,387       $593        $(845)       $1,135        $(822)        $313         $504

                                     ACCRUED
                         COSTS      SEVERANCE
                        PAID OR     LIABILITY
                       OTHERWISE   DECEMBER 31,
                        SETTLED        2003
                       ---------   ------------
                            (IN THOUSANDS)
Severance costs......    $(299)        $518

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

7.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                2003          2002
                                                              ---------   -------------
                                                                          (AS RESTATED)
                                                                   (IN THOUSANDS)
Land........................................................  $     590     $     590
Buildings...................................................      2,751         2,751
Furniture and fixtures......................................     15,886        15,380
Equipment...................................................    110,443       114,150
Leasehold improvements......................................      6,101         5,355
                                                              ---------     ---------
                                                                135,771       138,226
Less accumulated depreciation...............................   (119,337)     (118,677)
                                                              ---------     ---------
                                                              $  16,434     $  19,549
                                                              =========     =========

8.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                2003         2002
                                                              --------   -------------
                                                                         (AS RESTATED)
                                                                   (IN THOUSANDS)
Goodwill....................................................  $ 39,057     $ 39,057
Client lists................................................    44,308       44,308
Developed technology........................................     4,616        4,616
Trademarks..................................................     1,316        1,316
Software development costs..................................    19,112       15,136
                                                              --------     --------
                                                               108,409      104,433
Less accumulated amortization...............................   (56,073)     (48,939)
                                                              --------     --------
                                                              $ 52,336     $ 55,494
                                                              ========     ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The acquired intangible asset amortization expense estimated as of December 31, 2003, for the five years following 2003 and thereafter is as follows (in thousands):

2004........................................................   $ 4,942
2005........................................................     4,159
2006........................................................       869
2007........................................................       404
2008........................................................       404
Thereafter..................................................       773
                                                               -------
                                                               $11,551
                                                               =======

9.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                               2003         2002
                                                              -------   -------------
                                                                        (AS RESTATED)
                                                                  (IN THOUSANDS)
Interest....................................................  $    44      $ 6,270
Accrued restructuring and severance costs, current..........      357          793
Accrued legal costs.........................................    3,548        3,460
Accrued legal settlements -- Lloyd's related................    5,200        1,666
Accrued taxes...............................................    1,869          862
Funds due clients...........................................    3,026        2,888
Accrued costs of businesses acquired........................      159          237
Other.......................................................    4,834        4,739
                                                              -------      -------
                                                              $19,037      $20,915
                                                              =======      =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     On September 11, 2003, the Company entered into a $175 million Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $125 million Term Loan B (the "Term Loan B") and

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES a $50 million revolving credit facility (the "Revolving Credit Facility"). Under the Credit Agreement, the Company has the option of entering into LIBOR-based loans or base rate loans, each as defined in the Credit Agreement. The Company had approximately $121.9 million outstanding under the Term Loan B as of December 31, 2003, under a LIBOR-based interest contract, bearing interest at 5.39%. The Term Loan B bears interest at a rate of either LIBOR plus 4.25% or the base rate, which approximates prime, plus 2.75%, and matures in five years. The Term Loan B includes mandatory quarterly principal payments based on annual amortization of 10% for the first two years, 15% for years three and four and 50% in year five. LIBOR-based loans under the Revolving Credit Facility bear interest at LIBOR plus amounts ranging from 3.0% to 3.5% based on the Company's leverage ratio, as defined in the Credit Agreement. Base-rate loans under the Revolving Credit Facility bear interest at the Base Rate, which approximates prime, plus amounts ranging from 1.50% to 2.00% based on the Company's leverage ratio, as defined in the Credit Agreement. In addition, the Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The Company's insurance coverage for both the E&O and D&O policies was scheduled to be renewed as of June 30, 2002, and the Company was in the process of actively pursuing new coverage with insurance carriers, including Lloyd's, when the attempted rescission notice was received from Lloyd's. Due to the attempted rescission, the Company expedited its insurance proposal process, and in mid-June 2002, the Company secured insurance coverage with a policy period of 12 months. The Company experienced a significant, above-market increase in insurance premiums and deductibles with its June 2002 policies as a result of the actions of Lloyd's and is seeking reimbursement for a portion of the increased premium costs and increased deductibles in its lawsuit against Lloyd's. During June 2003, the Company secured new insurance policies in the ordinary course of business, at substantially reduced premiums compared to the previous twelve-month policies. For the years 2003 and 2002, the Company incurred approximately $2.8 million and $3.0 million, respectively, in expenses related to its litigation with Lloyd's and increased insurance premiums. These costs are reflected in the Company's Corporate segment. In the Company's Consolidated Statements of Operations, these costs are included in Other operating expenses.

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

     During the course of the litigation, the Company was required to fund the legal costs and any litigation settlements related to E&O claims covered by the Lloyd's E&O policies. At December 31, 2003, the Company's receivable from Lloyd's was $17.4 million associated with legal and settlement costs in excess of the Lloyd's E&O deductible. This $17.4 million balance includes $10.6 million that was paid during 2002 and 2003, and additional obligations to be paid of approximately $6.8 million. The additional

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES obligations of approximately $6.8 million have been paid or are scheduled to be paid as follows: $2.0 million was paid in February 2004, an additional $0.6 million will be paid during the first half of 2004, $1.1 million will be paid in January 2005 and $3.1 million will be paid upon a favorable outcome with Lloyd's. As of the settlement date, the Company had an $18.3 million receivable from Lloyd's, of which approximately $5 million has not been paid. The Company expects to record a gain of approximately $1.5 million on settlement when the cash is received.

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

     On May 4, 2000, the Company amended the Rights Plan to provide that the meaning of the term "Acquiring Person" shall not include Basil P. Regan and Regan Partners, L.P. (collectively, "Regan Fund Management"), so long as Regan Fund Management does not become the beneficial owner of 20% or more of the outstanding shares of Common Stock. Effective March 6, 2002, the Company amended the Rights Plan to rescind the May 4, 2000, amendment, thereby making Regan Fund Management subject to the 15% beneficial ownership threshold described above. On March 10, 2003, the Company amended the Rights Plan to provide that the term "Acquiring Person" shall not include ValueAct Capital Partners, L.P. ("ValueAct Partners"), ValueAct Capital Partners II, L.P. ("ValueAct Partners II"), ValueAct Capital International, Ltd. ("ValueAct International"), VA Partners, L.L.C. ("VA Partners"), Jeffrey W. Ubben, George F. Hamel, Jr., and Peter H. Kamin (ValueAct Partners, ValueAct Partners II, ValueAct International, VA Partners and Messrs. Ubben, Hamel and Kamin, and their affiliates, collectively "ValueAct"), so long as ValueAct does not become the Beneficial Owner of 20% or more of the then

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES outstanding shares of Common Stock. As of December 31, 2003, ValueAct Partners was the beneficial owner of approximately 17.1% of the outstanding shares of Common Stock.

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
                        =======                      ======                      =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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
                                 =====                                      =====

     The Company accounts for its stock-based compensation plans under APB No.
25. As a result, the Company has not recognized compensation expense for stock options granted to employees with an exercise price equal to the quoted market price of the Common Stock on the date of grant and that vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the Company estimates the fair value of each option grant as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

     Pursuant to the Plan, a non-employee director may elect to defer up to 100% of his Board and committee meeting fees and his annual retainer each year. Eligible employees may elect each year to defer

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES up to 50% of their annual incentive bonus and receive an enhancement bonus equal to $0.25 for each dollar of compensation deferred. The Compensation Committee may also from time to time in its sole discretion designate such other enhancement bonus contributions as it deems appropriate. The cash amount of such deferrals and, in the case of employee participants, the enhancement bonuses will be converted to stock units, by dividing the amount to be deferred, plus any enhancement bonus, by the fair market value of the Common Stock on the date the amounts are credited to the participant's account.

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
                                                                  ------
                                                                  $406.9
                                                                  ======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The Physician Services division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. The division recognizes revenue primarily on a contingency fee basis, which aligns the division's interests with the interests of the physician groups it services. The outsourced services business recognizes a percentage of the physician group's revenue for the services performed. Since this is an outsourced service delivered on the Company's proprietary technology, license fees or maintenance fees are

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES not required to be paid by the division's hospital-affiliated physician groups. The division also sells a PPM solution that is delivered via an ASP model. The PPM solution collects a monthly usage fee from the physician practices using the system. The division's revenue model is 100% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business. The business of the Physician Services division is conducted by PST Services, Inc. a Georgia corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

     The Hospital Services division provides Connective Healthcare solutions that increase revenue and decrease expenses for hospitals, with a focus on revenue cycle management and resource management. The division's revenue cycle management solutions enable a hospital's central billing office to improve its revenue cycle. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle offering. The division also provides resource management solutions that enable hospitals to efficiently manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The division primarily recognizes revenue on a per-transaction basis for its revenue cycle management solutions and primarily recognizes revenue on a percentage-of-completion basis or upon software shipment for sales of its resource management software solutions. Approximately 88% of the division's revenue is recurring due to its transaction-based business and the maintenance revenue from its substantial installed base for the resource management software solutions. The business of the Hospital Services division is conducted by the following wholly owned subsidiaries of the Company: Per-Se Transaction Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; PST Products, LLC, a California limited liability company; and Knowledgeable Healthcare Solutions, Inc., an Alabama corporation. All of these subsidiaries do business under the name "Per-Se Technologies."

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
                                                   ========     ========        ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                              AS OF DECEMBER 31,
                                                   ----------------------------------------
                                                     2003         2002            2001
                                                   --------   -------------   -------------
                                                              (AS RESTATED)   (AS RESTATED)
                                                                (IN THOUSANDS)
Segment operating profit:
  Physician Services.............................  $ 29,356     $ 25,864        $ 10,526
  Hospital Services..............................    22,569       18,840          13,411
  Corporate......................................   (15,417)     (14,816)        (12,980)
                                                   --------     --------        --------
                                                   $ 36,508     $ 29,888        $ 10,957
                                                   ========     ========        ========
Interest expense.................................  $ 14,646     $ 18,069        $ 18,009
                                                   ========     ========        ========
Interest income..................................  $   (297)    $   (471)       $ (1,121)
                                                   ========     ========        ========
Loss on extinguishment of debt...................  $  6,255     $     --        $     --
                                                   ========     ========        ========
Income (loss) before income taxes................  $ 15,904     $ 12,290        $ (5,931)
                                                   ========     ========        ========
Depreciation and amortization:
  Physician Services.............................  $ 10,475     $ 12,114        $ 13,249
  Hospital Services..............................     5,270        5,694           7,084
  Corporate......................................       764          936           1,119
                                                   --------     --------        --------
                                                   $ 16,509     $ 18,744        $ 21,452
                                                   ========     ========        ========
Capital expenditures and capitalized software
  development costs:
  Physician Services.............................  $  5,467     $  5,718        $  3,349
  Hospital Services..............................     4,655        3,809           3,385
  Corporate......................................       221          369             416
                                                   --------     --------        --------
                                                   $ 10,343     $  9,896        $  7,150
                                                   ========     ========        ========

                                                                 AS OF DECEMBER 31,
                                                              ------------------------
                                                                2003         2002
                                                              --------   -------------
                                                                         (AS RESTATED)
                                                                   (IN THOUSANDS)
Identifiable Assets:
  Physician Services(1).....................................  $ 63,222     $ 64,524
  Hospital Services(1)......................................    58,021       56,362
  Corporate.................................................    50,281       62,666
  Discontinued operations...................................       129       26,079
                                                              --------     --------
                                                              $171,653     $209,631
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