Form 10-Q/A
period 2004-03-31
PER SE TECHNOLOGIES INC
filed 2005-03-07
CIK 878556

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                       SHARES OUTSTANDING AT MAY 25, 2004
                --------------                       ----------------------------------
         Common Stock $0.01 Par Value                        31,620,591 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

                                EXPLANATORY NOTE

     Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Per-Se Technologies, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 in response to certain comments of the staff of the Securities and Exchange Commission in connection with its review of our Registration Statement on Form S-1 (File No. 333-119012) filed on September 15, 2004 and amended on November 23, 2004, January 7, 2005, February 10, 2005 and March 7, 2005. The revisions contained in this Form 10-Q/A do not include the restatement of any financial information previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

     For convenience and ease of reference, we are filing the amended Quarterly Report in its entirety. Unless otherwise stated, all information contained in this amended Quarterly Report is as of May 27, 2004, the filing date of our original Quarterly Report on Form 10-Q for the year ended March 31, 2004. For more current information, readers should refer to the reports and other documents we have filed with or furnished to the Commission subsequent to May 27, 2004.

                           PER-SE TECHNOLOGIES, INC.

                                  FORM 10-Q/A
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

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
                                                                                 5
                 Notes to Consolidated Financial Statements..................
Item 2.                                                                         14
                 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................
Item 3.                                                                         25
                 Quantitative and Qualitative Disclosures About Market
                 Risk........................................................
Item 4.                                                                         26
                 Controls and Procedures.....................................
                            PART II: OTHER INFORMATION
Item 1.                                                                         28
                 Legal Proceedings...........................................
Item 6.                                                                         28
                 Exhibits and Reports on Form 8-K............................

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2004           2003
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                   PAR VALUE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  20,502     $  25,271
  Restricted cash...........................................          77            66
                                                               ---------     ---------
     Total cash and cash equivalents........................      20,579        25,337
  Accounts receivable, billed (less allowances of $4,538 and
     $4,267 as of March 31, 2004 and December 31, 2003,
     respectively)..........................................      47,772        46,335
  Accounts receivable, unbilled (less allowances of $528 as
     of March 31, 2004 and December 31, 2003)...............       1,760         1,613
  Lloyd's receivable........................................      18,277        17,405
  Other.....................................................       6,852         6,183
                                                               ---------     ---------
     Total current assets...................................      95,240        96,873
Property and equipment, net of accumulated depreciation.....      15,937        16,434
Goodwill, net of accumulated amortization...................      32,549        32,549
Other intangible assets, net of accumulated amortization....      19,129        19,787
Other.......................................................       5,651         5,881
Assets of discontinued operations, net......................          --           129
                                                               ---------     ---------
     Total assets...........................................   $ 168,506     $ 171,653
                                                               =========     =========
CURRENT LIABILITIES:
  Accounts payable..........................................   $   6,157     $   6,587
  Accrued compensation......................................      16,386        18,102
  Accrued expenses..........................................      19,064        19,037
  Current portion of long-term debt.........................      12,500        12,500
                                                               ---------     ---------
                                                                  54,107        56,226
  Deferred revenue..........................................      20,238        20,334
                                                               ---------     ---------
     Total current liabilities..............................      74,345        76,560
Long-term debt..............................................     106,250       109,375
Other obligations...........................................       1,995         2,908
Liabilities of discontinued operations......................          --           422
                                                               ---------     ---------
     Total liabilities......................................     182,590       189,265
                                                               ---------     ---------
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................          --            --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     31,621 and 31,322 issued and outstanding as of March
     31, 2004, and December 31, 2003, respectively..........         316           313
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................          --            --
  Paid-in capital...........................................     788,823       786,297
  Warrants..................................................       1,495         1,495
  Accumulated deficit.......................................    (804,259)     (805,286)
  Treasury stock at cost, 131 and 122 as of March 31, 2004
     and December 31, 2003, respectively....................      (1,376)       (1,303)
  Deferred stock unit plan obligation.......................       1,376         1,303
  Accumulated other comprehensive loss......................        (459)         (431)
                                                               ---------     ---------
     Total stockholders' deficit............................     (14,084)      (17,612)
                                                               ---------     ---------
     Total liabilities and stockholders' deficit............   $ 168,506     $ 171,653
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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004       2003
                                                              -------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 1,027   $  1,837
Adjustments to reconcile net income to net cash used for
  operating activities:
  Depreciation and amortization.............................    3,894      4,291
  Loss from discontinued operations.........................      384      1,284
  Loss on sale of discontinued operations and other.........      196         --
  Amortization of deferred financing costs..................      340        321
  Loss on extinguishment of debt............................       --        221
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................       --       (138)
     Accounts receivable, billed............................   (1,437)    (1,404)
     Accounts receivable, unbilled..........................     (147)       (38)
     Accounts payable.......................................     (447)     1,768
     Accrued compensation...................................   (1,728)    (3,786)
     Accrued expenses.......................................      (88)    (6,337)
     Deferred revenue.......................................      (96)    (1,897)
     Other, net.............................................   (2,594)    (1,370)
                                                              -------   --------
       Net cash used for continuing operations..............     (696)    (5,248)
       Net cash used for discontinued operations............     (483)    (3,013)
                                                              -------   --------
       Net cash used for operating activities...............   (1,179)    (8,261)
                                                              -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (1,629)    (1,124)
Software development costs..................................   (1,135)      (642)
Transaction costs on sale of discontinued operations........     (196)        --
Proceeds from sale of property and equipment................        3          1
Other.......................................................      (20)       (19)
                                                              -------   --------
       Net cash used for continuing operations..............   (2,977)    (1,784)
       Net cash used for discontinued operations............       --       (790)
                                                              -------   --------
       Net cash used for investing activities...............   (2,977)    (2,574)
                                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options.................    2,529         70
Payments of debt............................................   (3,125)   (15,014)
Other.......................................................      (17)        72
                                                              -------   --------
       Net cash used for financing activities...............     (613)   (14,872)
                                                              -------   --------
CASH AND CASH EQUIVALENTS:
Net change..................................................   (4,769)   (25,707)
Balance at beginning of period..............................   25,271     46,748
                                                              -------   --------
Balance at end of period....................................  $20,502   $ 21,041
                                                              =======   ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $ 1,765   $  8,537
  Income taxes..............................................       61        134

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

     These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 7, 2005 ("2003 Form 10-K/A"). These interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2003 Form 10-K/A.

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

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2004         2003
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income as reported......................................   $ 1,027     $  1,837
Deduct: total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................   $  (934)    $ (1,307)
                                                               -------     --------
Pro forma net (loss) income.................................   $    93     $    530
                                                               =======     ========
Net income per common share:
  Basic -- as reported......................................   $  0.03     $   0.06
                                                               =======     ========
  Basic -- pro forma........................................   $    --     $   0.02
                                                               =======     ========
  Diluted -- as reported....................................   $  0.03     $   0.06
                                                               =======     ========
  Diluted -- pro forma......................................   $    --     $   0.02
                                                               =======     ========

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

NOTE 5 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted net income per share for the three-months ended March 31, 2004, and 2003:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
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
                                                               =======      =======

     Options and warrants to purchase 0.9 million and 4.3 million shares of Common Stock during the three months ended March 31, 2004, and 2003, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

NOTE 6 -- FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

     The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive loss. In the three-month periods ended March 31, 2004, and 2003, the only component of other comprehensive loss was the net foreign currency translation.

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

     In September 2003, the Company initiated a process to sell Business1. As with the sale of Patient1, the discontinuance of Business1 allowed the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value less costs to sell and incurred an $8.5 million expense during 2003. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in three payments through June 2006. No cash consideration was received at closing.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

NOTE 10 -- INCOME TAXES

     Income tax expense, which was primarily related to state and local income taxes, was approximately $0.2 million and $0.3 million for the three months ended March 31, 2004, and 2003, respectively. The Company's estimated federal income tax expense for the three months ended March 31, 2004, is offset by the release of an equal amount of the Company's valuation allowance. As of March 31, 2004, the Company's remaining net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     On July 1, 2003, the Company realigned its operations to better focus on its core healthcare constituents -- physician practices and hospitals. The Company created the Hospital Services division by combining the offerings of the former e-Health Solutions and Application Software divisions, with the exception of the Company's application service provider ("ASP")-based physician practice management ("PPM") solution, which was transferred to the Physician Services division.

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

  GENERAL OVERVIEW

     Management believes the key elements for assessing the Company's performance are the ability to generate stable and improving operating profit margins on the Company's existing business, and to generate margin expansion through higher contribution margins on incremental revenue growth. Higher contribution margins on incremental revenue are generally achieved by leveraging the Company's existing infrastructure and resources. The assessment of the Company's performance sometimes involves evaluating the business excluding non-operational items that may be incurred.

     Consolidated revenue for the three months ended March 31, 2004, increased approximately 3% as compared to the same period of 2003 primarily due to an increase in software maintenance revenue in the Hospital Services division. Consolidated operating margins declined from 9.8% in the first quarter of 2003 to 4.6% in the first quarter of 2004 primarily due to the costs associated with the additional procedures as part of the year-end 2003 audit. Excluding these costs, operating profit generated from the business was stable, except for the expected short-term impact of the implementation costs for the significant amount of net new business that was sold in the Physician Services division in the first quarter of 2004 (a 366% increase over the first quarter of 2003).

     Improvements in the Company's capital structure during 2003 decreased interest expense during the first quarter of 2004 by $2.4 million compared to the prior year period. This decrease in interest expense contributed to the reduction in net cash used for continuing operations during the first quarter of 2004. Net cash used for continuing operations decreased by $4.5 million compared to the prior year period. The Company historically experiences a use of cash from continuing operations during the first quarter of the year due to seasonality.

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
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 2% in the three months ended March 31, 2004, as compared to the same period in 2003. Pricing for the division's services and products was stable compared to the prior year period. The revenue increase is due to the implementation of net new business sold of $12 million during the first quarter of 2004 as well as in prior periods. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Revenue also increased due to one additional business day in the first quarter of 2004 compared to the prior year period. Net backlog at March 31, 2004, was approximately $5 million, compared to the negative backlog of approximately $2 million at December 31, 2003. The increase in net backlog is a result of the record level of net new business sold during the three months ended March 31, 2004. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 7% for the three months ended March 31, 2004, as compared to the same period in 2003. Pricing for the division's services and products was stable compared to the prior year period. Revenue growth in the division is related to an increase in software maintenance revenue attributable to previously unbilled maintenance for certain software customers that is being recognized upon receipt of payment. Medical transaction volume increased approximately 6% for the period over the same period of 2003. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Segment Operating Income. Segment operating income is segment revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, additional procedures and restructuring expenses, depreciation and amortization. Segment operating income, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004       2003
                                                              -------    -------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 5,953    $ 7,335
Hospital Services...........................................    5,802      4,570
Corporate...................................................   (7,894)    (3,905)
                                                              -------    -------
                                                              $ 3,861    $ 8,000
                                                              =======    =======

     Physician Services' segment operating income decreased approximately 19% in the three months ended March 31, 2004, compared to the same period in 2003, resulting in operating margins of approximately 9.4% in the three months ended March 31, 2004, versus approximately 11.8% in the same period in 2003. Margins for the current year period were negatively impacted by costs associated with the implementation of the record level of net new business sold during the quarter of approximately $12 million. Historically, new business is progressively implemented over a period of six to nine months before it reaches its annualized revenue run-rate and full profitability.

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

     Corporate overhead expenses, which include certain executive and administrative functions, increased approximately $4.0 million or approximately 102% in the three months ended March 31, 2004, compared to the same period in 2003. The increase is attributable primarily to expenses incurred to perform the additional procedures discussed below.

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

     Interest. Interest expense was approximately $2.1 million for the three months ended March 31, 2004, as compared to $4.5 million for the same period in 2003. The decrease is attributable to the retirement of $50 million of long-term debt in the first nine months of 2003, the payment of $3.1 million of long-term debt during the fourth quarter of 2003 and entering into a new Credit Agreement in September 2003 at substantially lower interest rates (fixed 9.5% rate in the first quarter of 2003 compared to a LIBOR plus 4.25% rate, or approximately 5.42%, in the first quarter of 2004). Interest income was $0.1 million for the three-month periods ended March 31, 2004, and 2003.

     Loss on Extinguishment of Debt. During the three months ended March 31, 2003, in connection with the retirement of $15 million of the Company's then-outstanding 9 1/2 % Senior Notes due 2005 ("Notes"), the Company incurred a write-off of approximately $0.2 million of deferred debt issuance costs associated with the original issuance of the Notes.

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

     Summarized operating results for the discontinued operations are as follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                 -------------------------------------------------------------
                                             2004                            2003
                                 ----------------------------   ------------------------------
                                 PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                 --------   ---------   -----   --------   ---------   -------
                                                        (IN THOUSANDS)
Revenue........................    $ --       $ 106     $ 106    $6,467      $ 154     $ 6,621
                                   ====       =====     =====    ======      =====     =======
Loss from discontinued
  operations before income
  taxes........................    $(18)      $(303)    $(321)   $ (489)     $(764)    $(1,253)
Income tax expense.............      --          --        --        20         --          20
                                   ----       -----     -----    ------      -----     -------
Loss from discontinued
  operations, net of tax.......    $(18)      $(303)    $(321)   $ (509)     $(764)    $(1,273)
                                   ====       =====     =====    ======      =====     =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                       AS OF
                                                         ----------------------------------
                                                         MARCH 31, 2004   DECEMBER 31, 2003
                                                           BUSINESS1          BUSINESS1
                                                         --------------   -----------------
                                                                   (IN THOUSANDS)
Current assets.........................................      $  --              $129
Property and equipment.................................         --                --
Other long-term assets.................................         --                --
                                                             -----              ----
  Assets of discontinued operations....................      $                  $129
                                                             =====              ====
Current liabilities....................................      $  --              $422
Deferred revenue.......................................         --                --
Other long-term liabilities............................         --                --
                                                             -----              ----
  Liabilities of discontinued operations...............      $  --              $422
                                                             =====              ====

     On November 30, 1998, the Company completed the sale of its MSC business. In 1999, the Company completed the sale of both divisions of its Impact business.

     During the three months ended March 31, 2004, and 2003, the Company incurred expenses of approximately $63,000 and $11,000, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances as of March 31, 2004, and December 31, 2003, and cash flows from continuing operations for the three months ended March 31, 2004, and 2003, (in thousands):

                                                         MARCH 31, 2004   DECEMBER 31, 2003
                                                         --------------   -----------------
Unrestricted cash and cash equivalents.................     $20,502            $25,271

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004       2003
                                                              -------   --------
Cash used for continuing operations.........................  $  (696)  $ (5,248)
Cash used for investing activities from continuing
  operations................................................  $(2,977)  $ (1,784)
Cash used for financing activities from continuing
  operations................................................  $  (613)  $(14,872)

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     Restricted cash of approximately $0.1 million at March 31, 2004 and December 31, 2003, represent amounts collected on behalf of certain Physician Services and Hospital Services clients, a portion of which is held in trust until it is remitted to such clients.

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

     For the three months ended March 31, 2004, and 2003, the Company incurred approximately $0.7 million and $1.3 million, respectively, of expenses related to the cost of pursuing the litigation against Lloyd's in each period and, in 2003, significantly increased insurance premiums. These costs have been reflected in the Company's Corporate segment. In the Consolidated Statements of Operations these costs are included in other operating expenses.

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

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls exists. The Company's auditors reported to the Company that the errors that resulted in the restatements were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. The errors generally related to the recording of accruals for sales commissions, vacation liabilities, legal expenses, health insurance, incentive compensation and other liabilities. While the Company has taken steps to improve controls in these areas, the Company cannot be certain that these steps will ensure that it implements and maintains adequate controls over financial processes and reporting. Failure to maintain adequate controls of this type could adversely impact the accuracy and future timeliness of its financial reports filed pursuant to the Securities Exchange Act of 1934. If the Company cannot provide reliable and timely financial reports, its business and operating results could be harmed, investors could lose confidence in its reported financial information, its common stock could be delisted from the Nasdaq Stock Market, and the trading price of its common stock could fall. In addition, beginning with its 2004 audit, the Company must comply with Section 404(a) of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of the Company's internal controls over financial reporting and a report by the Company's independent auditors addressing that assessment. In light of the material weakness identified in connection with the Company's 2003 audit, there can be no assurance that the Company or its independent auditors will be able to conclude that the Company has effective internal controls over financial reporting in connection with the 2004 audit, which could raise the same concerns identified above.

  IF A PENDING NASDAQ DELISTING PROCESS IS NOT VACATED, THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE NASDAQ STOCK MARKET, WHICH COULD HAVE AN ADVERSE IMPACT ON THE MARKET AND TRADING PRICE FOR THE COMPANY'S COMMON STOCK.

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

     The Company has approximately $119 million of long-term indebtedness and, as a result, has obligations to make interest and principal payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The Company's ability to make payments on its debt obligations will depend on future operating performance, which may be affected by conditions beyond the Company's control.

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

  IN THE EVENT THE SETTLEMENT AGREEMENT WITH LLOYD'S FALLS THROUGH AND THE COMPANY IS UNSUCCESSFUL IN ITS LITIGATION AGAINST LLOYD'S, THE COMPANY WOULD BE REQUIRED TO RECORD A WRITE-OFF OF THE THEN-CURRENT RECEIVABLE RELATED TO LLOYD'S AND CERTAIN CLAIMS PRESENTLY PENDING AGAINST THE COMPANY WOULD BE UNINSURED.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2004, and have concluded that these disclosure controls and procedures were operating effectively at the reasonable assurance level at March 31, 2004.

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001 and 2002 and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls and procedures exists, which was reported to the Company in a letter from the auditors dated May 12, 2004. The Company's auditors reported to the Company that the errors that resulted in the restatements reflected in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on May 13, 2004, which generally related to the recording of accruals for sales commissions, vacation liabilities, legal expenses, health insurance, incentive compensation and other liabilities, were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel.

     No change in the Company's internal control over financial reporting occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; however, the Company has caused additional procedures to be performed in connection with the preparation of its 2004 interim financial statements to mitigate the effects of the material weakness and to ensure that the financial statements in this quarterly report on Form 10-Q are presented in accordance with generally accepted accounting principles. See "Note
3 - Additional Procedures" in the Company's Notes to Consolidated Financial Statements on page 6. These additional procedures were performed by external accounting professionals, who were not associated with the Company's independent registered public accounting firm. The Company considers these additional procedures to be part of its disclosure controls and procedures for the first quarter of 2004, but does not consider them to be changes to the Company's internal control over financial reporting because they were being performed by external advisors. The Company is in the process of implementing improvements to its internal control over financial reporting to address the identified material weakness, including implementing additional controls and procedures related to the review of accruals and reserves, changing reporting relationships for divisional accounting personnel, and adding new accounting personnel. The Company expects that such improvements will be fully implemented by the end of the third quarter of 2004.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

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