Form 10-Q/A
period 2004-06-30
PER SE TECHNOLOGIES INC
filed 2005-03-07
CIK 878556

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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                      SHARES OUTSTANDING AT JULY 28, 2004
                --------------                      -----------------------------------
         Common Stock $0.01 Par Value                        30,062,465 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

                                EXPLANATORY NOTE

     Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Per-Se Technologies, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 in response to certain comments of the staff of the Securities and Exchange Commission in connection with its review of our Registration Statement on Form S-1 (File No. 333-119012) filed on September 15, 2004 and amended on November 23, 2004, January 7, 2005, February 10, 2005 and March 7, 2005. The revisions contained in this Form 10-Q/A do not include the restatement of any financial information previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

     For convenience and ease of reference, we are filing the amended Quarterly Report in its entirety. Unless otherwise stated, all information contained in this amended Quarterly Report is as of August 9, 2004, the filing date of our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. For more current information, readers should refer to the reports and other documents we have filed with or furnished to the Commission subsequent to August 9, 2004.

                           PER-SE TECHNOLOGIES, INC.

                                  FORM 10-Q/A
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2004

                                                                        PAGE
                                                                        ----
                        PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 2004 (Unaudited)
         and December 31, 2003.......................................     2
         Consolidated Statements of Operations for the three and six
         months ended June 30, 2004 and 2003 (Unaudited).............     3
         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2004 and 2003 (Unaudited)....................     4
         Notes to Consolidated Financial Statements (Unaudited)......     5
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    15
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................    29
Item 4.  Controls and Procedures.....................................    29
                          PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    31
Item 2.  Changes in Securities and Use of Proceeds...................    31
Item 4.  Submission of Matters to a Vote of Security Holders.........    31
Item 6.  Exhibits and Reports on Form 8-K............................    32

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2004           2003
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                   PAR VALUE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   9,698     $  25,271
  Restricted cash...........................................          63            66
                                                               ---------     ---------
     Total cash and cash equivalents........................       9,761        25,337
  Accounts receivable, billed (less allowances of $3,399 and
     $4,267 as of June 30, 2004, and December 31, 2003,
     respectively)..........................................      51,485        46,335
  Accounts receivable, unbilled (less allowances of $528 as
     of June 30, 2004, and December 31, 2003)...............       1,294         1,613
  Lloyd's receivable........................................      14,650        17,405
  Other.....................................................       5,604         6,183
                                                               ---------     ---------
     Total current assets...................................      82,794        96,873
Property and equipment, net of accumulated depreciation.....      15,448        16,434
Goodwill, net of accumulated amortization...................      32,549        32,549
Other intangible assets, net of accumulated amortization....      20,543        19,787
Other.......................................................       5,415         5,881
Assets of discontinued operations, net......................          --           129
                                                               ---------     ---------
     Total assets...........................................   $ 156,749     $ 171,653
                                                               =========     =========
CURRENT LIABILITIES:
  Accounts payable..........................................   $   4,388     $   6,587
  Accrued compensation......................................      18,764        18,102
  Accrued expenses..........................................      16,433        19,037
  Current portion of long-term debt.........................          --        12,500
                                                               ---------     ---------
                                                                  39,585        56,226
  Deferred revenue..........................................      22,093        20,334
                                                               ---------     ---------
     Total current liabilities..............................      61,678        76,560
Long-term debt..............................................     125,000       109,375
Other obligations...........................................       3,993         2,908
Liabilities of discontinued operations......................          --           422
                                                               ---------     ---------
     Total liabilities......................................     190,671       189,265
                                                               ---------     ---------
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................          --            --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     32,030 and 31,322 issued and outstanding as of June 30,
     2004, and December 31, 2003, respectively..............         320           313
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................          --            --
  Paid-in capital...........................................     791,563       786,297
  Warrants..................................................       1,495         1,495
  Accumulated deficit.......................................    (801,855)     (805,286)
  Treasury stock at cost, 2,120 and 122 as of June 30, 2004,
     and December 31, 2003, respectively....................     (26,417)       (1,303)
  Deferred stock unit plan obligation.......................       1,418         1,303
  Accumulated other comprehensive loss......................        (446)         (431)
                                                               ---------     ---------
     Total stockholders' deficit............................     (33,922)      (17,612)
                                                               ---------     ---------
     Total liabilities and stockholders' deficit............   $ 156,749     $ 171,653
                                                               =========     =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            -------------------   -------------------
                                                              2004       2003       2004       2003
                                                            --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue...................................................  $88,141    $85,456    $172,742   $167,454
                                                            -------    -------    --------   --------
Salaries and wages........................................   51,515     48,622     101,199     96,235
Other operating expenses..................................   23,949     23,126      47,150     45,220
Depreciation..............................................    1,989      2,367       4,090      4,865
Amortization..............................................    1,854      1,831       3,647      3,624
Other expenses............................................    2,538         --       6,499         --
                                                            -------    -------    --------   --------
  Operating income........................................    6,296      9,510      10,157     17,510
Interest expense..........................................    1,999      4,179       4,073      8,661
Interest income...........................................     (192)       (58)       (244)      (166)
Loss on extinguishment of debt............................    5,896         --       5,896        221
                                                            -------    -------    --------   --------
  (Loss) income before income taxes.......................   (1,407)     5,389         432      8,794
Income tax (benefit) expense..............................      (20)       376         212        660
                                                            -------    -------    --------   --------
  (Loss) income from continuing operations................   (1,387)     5,013         220      8,134
                                                            -------    -------    --------   --------
Discontinued operations (see Note 8)
    Loss from discontinued operations, net of tax --
       Patient1...........................................       --       (599)        (18)    (1,108)
    Gain on sale of Patient1, net of tax..................    3,821         --       3,755         --
    Loss from discontinued operations, net of tax --
       Business1..........................................       --     (1,110)       (303)    (1,874)
    Loss on sale of Business1, net of tax.................       --         --        (130)        --
    Loss from discontinued operations, net of tax --
       Other..............................................      (30)      (223)        (93)      (234)
                                                            -------    -------    --------   --------
                                                              3,791     (1,932)      3,211     (3,216)
                                                            -------    -------    --------   --------
       Net income.........................................  $ 2,404    $ 3,081    $  3,431   $  4,918
                                                            =======    =======    ========   ========
Net income per common share -- basic:
    (Loss) income from continuing operations..............  $ (0.04)   $  0.16    $     --   $   0.26
    Loss from discontinued operations, net of tax --
       Patient1...........................................       --      (0.02)         --      (0.04)
    Gain on sale of Patient1, net of tax..................     0.12         --        0.12         --
    Loss from discontinued operations, net of tax --
       Business1..........................................       --      (0.04)      (0.01)     (0.06)
    Loss on sale of Business1, net of tax.................       --         --          --         --
    Loss from discontinued operations, net of tax --
       Other..............................................       --         --          --         --
                                                            -------    -------    --------   --------
       Net income per common share -- basic...............  $  0.08    $  0.10    $   0.11   $   0.16
                                                            =======    =======    ========   ========
Weighted average shares used in computing basic earnings
  per share...............................................   31,530     30,238      31,530     30,205
                                                            =======    =======    ========   ========
Net income per common share -- diluted:
    (Loss) income from continuing operations..............  $ (0.04)   $  0.16    $     --   $   0.26
    Loss from discontinued operations, net of tax --
       Patient1...........................................       --      (0.02)         --      (0.04)
    Gain on sale of Patient1, net of tax..................     0.12         --        0.11         --
    Loss from discontinued operations, net of tax --
       Business1..........................................       --      (0.04)      (0.01)     (0.06)
    Loss on sale of Business1, net of tax.................       --         --          --         --
    Loss from discontinued operations, net of tax --
       Other..............................................       --         --          --         --
                                                            -------    -------    --------   --------
       Net income per common share -- diluted.............  $  0.08    $  0.10    $   0.10   $   0.16
                                                            =======    =======    ========   ========
Weighted average shares used in computing diluted earnings
  per share...............................................   31,530     31,866      33,831     31,452
                                                            =======    =======    ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2004        2003
                                                              ---------   --------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   3,431   $  4,918
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      7,737      8,489
  Loss from discontinued operations.........................        544      3,216
  Gain on sale of discontinued operations and other.........     (3,755)        --
  Amortization of deferred financing costs..................        665        645
  Loss on extinguishment of debt............................      5,896        221
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................         --       (143)
     Accounts receivable, billed............................     (5,150)    (4,931)
     Accounts receivable, unbilled..........................        319        682
     Accounts payable.......................................     (2,217)     1,592
     Accrued compensation...................................        649     (2,229)
     Accrued expenses.......................................        933     (1,541)
     Deferred revenue.......................................      1,759        611
     Other, net.............................................       (345)    (1,446)
                                                              ---------   --------
       Net cash provided by continuing operations...........     10,466     10,084
       Net cash used for discontinued operations............       (512)    (5,593)
                                                              ---------   --------
       Net cash provided by operating activities............      9,954      4,491
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (3,000)    (3,385)
Software development costs..................................     (2,529)    (1,697)
Net proceeds from sale of Patient1 and Business1, net of
  tax.......................................................      3,625         --
Proceeds from sale of property and equipment................          6          1
Acquisition, net of cash acquired...........................     (1,141)        --
Other.......................................................        (41)       (38)
                                                              ---------   --------
       Net cash used for continuing operations..............     (3,080)    (5,119)
       Net cash used for discontinued operations............         --     (1,865)
                                                              ---------   --------
       Net cash used for investing activities...............     (3,080)    (6,984)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................    125,000         --
Treasury stock purchase.....................................    (24,999)        --
Proceeds from the exercise of stock options.................      5,258      1,139
Debt issuance costs.........................................     (5,723)        --
Payments of debt............................................   (121,875)   (15,020)
Other.......................................................       (108)       152
                                                              ---------   --------
       Net cash used for financing activities...............    (22,447)   (13,729)
                                                              ---------   --------
CASH AND CASH EQUIVALENTS:
Net change..................................................    (15,573)   (16,222)
Balance at beginning of period..............................     25,271     46,748
                                                              ---------   --------
Balance at end of period....................................  $   9,698   $ 30,526
                                                              =========   ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $   3,494   $  8,585
  Income taxes..............................................        194        228

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

     These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission ("SEC") on March 7, 2005 ("2003 Form 10-K/A"). These interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2003 Form 10-K/A.

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

NOTE 5 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted net income per share for the three-and six months ended June 30, 2004, and 2003:

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   2004       2003       2004      2003
                                                  -------    -------    ------    ------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income......................................  $2,404     $3,081     $3,431    $4,918
Common shares outstanding:
  Shares used in computing net income per common
     share -- basic.............................  31,530     30,238     31,530    30,205
  Effect of potentially dilutive stock options
     and warrants...............................      --      1,628      2,301     1,247
                                                  ------     ------     ------    ------
  Shares used in computing net income per common
     share -- diluted...........................  31,530     31,866     33,831    31,452
                                                  ======     ======     ======    ======
Net income per common share:
  Basic.........................................  $ 0.08     $ 0.10     $ 0.11    $ 0.16
  Diluted.......................................  $ 0.08     $ 0.10     $ 0.10    $ 0.16

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

                                                         THREE MONTHS     SIX MONTHS
                                                            ENDED            ENDED
                                                           JUNE 30,        JUNE 30,
                                                         ------------    -------------
                                                         2004    2003    2004    2003
                                                         ----    ----    ----    -----
                                                                (IN THOUSANDS)
Net foreign currency translation.......................  $13     $(30)   $(15)   $(139)

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Summarized operating results for the discontinued operations are as follows:

                                                                           THREE MONTHS ENDED JUNE 30,
                                                          --------------------------------------------------------------
                                                                      2004                             2003
                                                          -----------------------------   ------------------------------
                                                          PATIENT1   BUSINESS1   TOTAL    PATIENT1   BUSINESS1    TOTAL
                                                          --------   ---------   ------   --------   ---------   -------
                                                                                  (IN THOUSANDS)
Revenue.................................................   $   --     $   --     $  --     $6,613     $    16    $ 6,629
                                                           ======     ======     ======    ======     =======    =======
Income (loss) from discontinued operations before income
  taxes.................................................   $   --     $   --     $  --     $ (577)    $(1,110)   $(1,687)
Income tax expense......................................       --         --        --         22          --         22
                                                           ------     ------     ------    ------     -------    -------
Income (loss) from discontinued operations, net of
  tax...................................................   $   --     $   --     $  --     $ (599)    $(1,110)   $(1,709)
                                                           ======     ======     ======    ======     =======    =======

                                                                           SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------------------------------------
                                                                     2004                            2003
                                                         ----------------------------   ------------------------------
                                                         PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                         --------   ---------   -----   --------   ---------   -------
                                                                                (IN THOUSANDS)
Revenue................................................    $ --       $ 106     $ 106   $13,080     $   170    $13,250
                                                           ====       =====     =====   =======     =======    =======
Loss from discontinued operations before income
  taxes................................................    $(18)      $(303)    $(321)  $(1,066)    $(1,874)   $(2,940)
Income tax expense.....................................      --          --        --        42          --         42
                                                           ----       -----     -----   -------     -------    -------
Loss from discontinued operations, net of tax..........    $(18)      $(303)    $(321)  $(1,108)    $(1,874)   $(2,982)
                                                           ====       =====     =====   =======     =======    =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                        AS OF
                                                          ---------------------------------
                                                          JUNE 30, 2004   DECEMBER 31, 2003
                                                          -------------   -----------------
                                                            BUSINESS1         BUSINESS1
                                                            ---------         ---------
                                                                   (IN THOUSANDS)
Current assets..........................................     $   --             $129
Property and equipment..................................         --               --
Other long-term assets..................................         --               --
                                                             ------             ----
  Assets of discontinued operations.....................     $   --             $129
                                                             ======             ====
Current liabilities.....................................     $   --             $422
Deferred revenue........................................         --               --
Other long-term liabilities.............................         --               --
                                                             ------             ----
  Liabilities of discontinued operations................     $   --             $422
                                                             ======             ====

     On November 30, 1998, the Company completed the sale of its MSC business. In 1999, the Company completed the sale of both divisions of its Impact business.

     During the six months ended June 30, 2004, and 2003, the Company incurred expenses of approximately $0.1 million and $0.2 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Debentures are convertible into shares of the Company's Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a conversion price of approximately $17.85) once the Company's Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.20. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. The Company may redeem the Debentures either in whole or in part beginning July 6, 2009. The holders may require the Company to repurchase the Debentures on June 30, 2009, 2014, and 2019 or upon a fundamental change as defined in the indenture. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire the $118.8 million outstanding under the Term Loan B as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. In addition, the Company incurred expenses associated with the retirement of the Term Loan B of approximately $5.9 million, which included the write-off of approximately $3.5 million of deferred debt issuance costs, which are included in loss on extinguishment of debt in the Company's Consolidated Statements of Operations.

     In connection with the sale of the Debentures, the Company agreed to file with the SEC within 90 days after the original issuance of the Debentures, and to use its commercially reasonable efforts to cause to become effective within 210 days after the original issuance of the Debentures, a shelf registration statement with respect to the resale of the Debentures and the common stock issuable upon conversion of the Debentures. If the Company does not fulfill certain of its obligations under the registration rights agreement including the timely filing and effective date of the shelf registration statement, it will be required to pay additional interest to holders of Debentures until the shelf registration statement is effective.

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

     The Revolving Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage,

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES each as defined in the Revolving Credit Facility. The Company was in compliance with all applicable covenants as of June 30, 2004.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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
                                                       =======    =======    ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
                                                         (IN THOUSANDS)        (IN THOUSANDS)
Segment operating income:
  Physician Services.................................  $ 7,117    $ 7,763    $ 13,070   $ 15,098
  Hospital Services..................................    6,368      5,903      12,170     10,473
  Corporate..........................................   (7,189)    (4,156)    (15,083)    (8,061)
                                                       -------    -------    --------   --------
                                                       $ 6,296    $ 9,510    $ 10,157   $ 17,510
                                                       =======    =======    ========   ========
Interest expense.....................................  $ 1,999    $ 4,179    $  4,073   $  8,661
                                                       =======    =======    ========   ========
Interest income......................................  $  (192)   $   (58)   $   (244)  $   (166)
                                                       =======    =======    ========   ========
Loss on extinguishment of debt.......................  $ 5,896    $    --    $  5,896   $    221
                                                       =======    =======    ========   ========
(Loss) income before income taxes....................  $(1,407)   $ 5,389    $    432   $  8,794
                                                       =======    =======    ========   ========
Depreciation and amortization:
  Physician Services.................................  $ 2,341    $ 2,658    $  4,765   $  5,372
  Hospital Services..................................    1,380      1,361       2,700      2,689
  Corporate..........................................      122        179         272        428
                                                       -------    -------    --------   --------
                                                       $ 3,843    $ 4,198    $  7,737   $  8,489
                                                       =======    =======    ========   ========
Capital expenditures and capitalized software
  development costs:
  Physician Services.................................  $ 1,080    $ 1,322    $  2,690   $  2,243
  Hospital Services..................................    1,387      1,869       2,537      2,696
  Corporate..........................................      298        125         302        143
                                                       -------    -------    --------   --------
                                                       $ 2,765    $ 3,316    $  5,529   $  5,082
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

     Consolidated revenue for the three months ended June 30, 2004, increased approximately 3% as compared to the same period of 2003 primarily due to the implementation of the record level of net new business sold in the Physician Services division during the first quarter of 2004. Consolidated operating margins declined from 11.1% in 2003 to 7.1% in 2004 primarily due to the expenses of $6.5 million associated with the additional procedures as part of the year-end 2003 audit. Excluding these expenses, operating profit generated from the business was stable, except for the expected short-term impact of the implementation costs for the significant amount of net new business that was sold in the Physician Services division in the first quarter of 2004 (a 366% increase over the first quarter of 2003).

     Improvements in the Company's capital structure during 2003 decreased interest expense during the second quarter of 2004 by $2.2 million compared to the prior year period. This decrease in interest expense contributed positively to cash provided by continuing operations during the first six months of 2004. Net cash provided by continuing operations was $10.5 million in the current year compared to $10.1 million in the prior year period. Current year cash flow includes the $6.0 million use of cash on a year-to-date basis related to the additional procedures as part of the year-end 2003 audit.

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

     Revenue for the Hospital Services division increased approximately 3% for the three months ended June 30, 2004, as compared to the same period in 2003. Pricing for the division's services and products was stable compared to the prior year period. Revenue growth for the division's revenue cycle management products was approximately 4% during the current year quarter compared to the prior year period, primarily due to a five-year contract the division signed during the quarter to provide print and mail services for a new customer, which positively impacted revenue in the quarter. As part of the transaction, the Company acquired substantially all of the production assets and personnel of that customer's hospital and physician patient statement and paper claims print and mail business. Revenue growth in the division's resource management products was approximately 1% primarily due to previously unbilled maintenance for certain software customers that is being recognized upon receipt of payment. Medical transaction volume increased approximately 9% for the period over the same period of 2003. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Interest. Interest expense was approximately $2.0 million for the three months ended June 30, 2004, as compared to $4.2 million for the same period in 2003. The decrease is attributable to the retirement of $50 million of long-term debt in the first nine months of 2003, the repayment of $3.1 million of long-term debt during the fourth quarter of 2003, the repayment of $3.1 million of long-term debt during the first quarter of 2004 and entering into a new Credit Agreement in September 2003 at substantially lower interest rates (fixed 9.5% rate in the second quarter of 2003 compared to a LIBOR plus 4.25% rate, or approximately 5.34%, in the second quarter of 2004). Interest income was $0.2 million for the three-months ended June 30, 2004 as compared to $0.1 million for the same period in 2003.

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

     Income Taxes. Income tax (benefit) expense, which was primarily related to state and local income taxes, was approximately ($20,000) and $0.4 million for the three months ended June 30, 2004, and 2003, respectively. The Company's estimated federal income tax expense for the three months ended June 30, 2004, is offset by the release of an equal amount of the Company's valuation allowance. As of June 30, 2004, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

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

     Summarized operating results for the discontinued operations are as follows:

                                                                THREE MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------
                                                           2004                            2003
                                               ----------------------------   ------------------------------
                                               PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                               --------   ---------   -----   --------   ---------   -------
                                                                      (IN THOUSANDS)
Revenue......................................    $--         $--       $--     $6,613     $    16    $ 6,629
                                                 ===         ===       ===     ======     =======    =======
Loss from discontinued operations before
  income taxes...............................    $--         $--       $--     $ (577)    $(1,110)   $(1,687)
Income tax expense...........................     --          --        --         22          --         22
                                                 ---         ---       ---     ------     -------    -------
Loss from discontinued operations, net of
  tax........................................    $--         $--       $--     $ (599)    $(1,110)   $(1,709)
                                                 ===         ===       ===     ======     =======    =======

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
                                                              ========   ========

     Revenue for the Physician Services division increased approximately 2% in the six months ended June 30, 2004, as compared to the same period in 2003. Pricing for the division's services and products was stable compared to the prior year period. The revenue increase is due to the implementation of net new business sold during the first six months of 2004 of $15 million as well as in prior periods. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Revenue also increased due to one additional business day in the six months ended June 30, 2004, compared to the prior year. Net backlog at June 30, 2004, was approximately $3 million, compared to the negative backlog of approximately $2 million at December 31, 2003. The increase in net backlog is a result of the level of net new business sold during the six months ended June 30, 2004. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 5% for the six months ended June 30, 2004, as compared to the same period in 2003. Pricing for the division's services and products was stable compared to the prior year period. Revenue growth for the division's revenue cycle management products was approximately 4% during the first six months of 2004 compared to the prior year period, primarily due to a five-year contract the division signed during the quarter to provide print and mail services for a new customer. As part of the transaction, the Company acquired substantially all of the production assets and personnel of that customer's hospital and physician patient statement and paper claims print and mail business. Revenue growth in the division's resource management products was approximately 6%, primarily due to an increase in software maintenance revenue attributable to previously unbilled maintenance for certain software customers that is being recognized upon receipt of payment. Medical transaction volume increased approximately 7% for the period over the same period of 2003. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Segment Operating Income. Segment operating income is segment revenue less segment operating expenses, which include salaries and wages expense, other operating expenses, depreciation, amortization and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 13,070   $ 15,098
Hospital Services...........................................    12,170     10,473
Corporate...................................................   (15,083)    (8,061)
                                                              --------   --------
                                                              $ 10,157   $ 17,510
                                                              ========   ========

     Physician Services' segment operating income decreased approximately 13% in the six months ended June 30, 2004, compared to the same period in 2003, resulting in operating margins of approximately 10.1% in the six months ended June 30, 2004, versus approximately 12.0% in the same period in 2003. Margins for the current year period were negatively impacted by costs associated with the implementation of the net new business sold during the first quarter of 2004 of approximately $12 million, which included one significant contract with transition costs that resulted in below target operating margins.

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

     Interest. Interest expense was approximately $4.1 million for the six months ended June 30, 2004, as compared to $8.7 million for the same period in 2003. The decrease is attributable to the retirement of $50 million of long-term debt in the first nine months of 2003, the repayment of $3.1 million of long-term debt during the fourth quarter of 2003, the repayment of $3.1 million of long-term debt during the first quarter of 2004 and entering into a new Credit Agreement in September 2003 at substantially lower interest rates (fixed 9.5% rate in the first six months of 2003 compared to a LIBOR plus 4.25% rate, or approximately 5.38%, in the first six months of 2004). Interest income was $0.2 million for the six-month periods ended June 30, 2004 and 2003.

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

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was approximately $0.2 million and $0.7 million for the six months ended June 30, 2004, and 2003, respectively. The Company's estimated federal income tax expense for the six months ended June 30, 2004, is offset by the release of an equal amount of the Company's valuation allowance. As of June 30, 2004, the Company's net deferred tax asset was fully offset by a valuation allowance. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards. The Company will adjust this valuation reserve accordingly if, during future periods, management believes the Company will generate sufficient taxable income to realize the net deferred tax asset.

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

     Summarized operating results for the discontinued operations are as follows:

                                                                           SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------------------------------------
                                                                     2004                            2003
                                                         ----------------------------   ------------------------------
                                                         PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                         --------   ---------   -----   --------   ---------   -------
                                                                                (IN THOUSANDS)
Revenue................................................    $ --       $ 106     $ 106   $13,080     $  170,    $13,250
Loss from discontinued operations before income
  taxes................................................    $(18)      $(303)    $(321)  $(1,066)    $(1,874)   $(2,940)
Income tax expense.....................................      --          --        --        42          --         42
                                                           ----       -----     -----   -------     -------    -------
Loss from discontinued operations, net of tax..........    $(18)      $(303)    $(321)  $(1,108)    $(1,874)   $(2,982)
                                                           ====       =====     =====   =======     =======    =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                        AS OF
                                                          ---------------------------------
                                                          JUNE 30, 2004   DECEMBER 31, 2003
                                                          -------------   -----------------
                                                            BUSINESS1         BUSINESS1
                                                          -------------   -----------------
                                                                   (IN THOUSANDS)
Current assets..........................................     $   --             $129
Property and equipment..................................         --               --
Other long-term assets..................................         --               --
                                                             ------             ----
  Assets of discontinued operations.....................     $                  $129
                                                             ======             ====
Current liabilities.....................................     $   --             $422
Deferred revenue........................................         --               --
Other long-term liabilities.............................         --               --
                                                             ------             ----
  Liabilities of discontinued operations................     $   --             $422
                                                             ======             ====

     On November 30, 1998, the Company completed the sale of its MSC business. In 1999, the Company completed the sale of both divisions of its Impact business.

     During the six months ended June 30, 2004, and 2003, the Company incurred expenses of approximately $0.1 million and $0.2 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances as of June 30, 2004, and December 31, 2003, and cash flows from continuing operations for the six months ended June 30, 2004, and 2003, (in thousands):

                                                          JUNE 30, 2004   DECEMBER 31, 2003
                                                          -------------   -----------------
Unrestricted cash and cash equivalents..................     $9,698            $25,271

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Cash provided by continuing operations......................  $ 10,466   $ 10,084
Cash used for investing activities from continuing
  operations................................................  $ (3,080)  $ (5,119)
Cash used for financing activities from continuing
  operations................................................  $(22,447)  $(13,729)

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     Restricted cash of $63,000 at June 30, 2004 and of $66,000 at December 31, 2003, represents amounts collected on behalf of certain Physician Services and Hospital Services clients, a portion of which is held in trust until it is remitted to such clients.

     During the six months ended June 30, 2004, the Company generated approximately $10.5 million in cash from continuing operations, which includes cash generated from normal operations offset by cash payments related to additional procedures necessary under SAS No. 99 totaling approximately $6.0 million (refer to "Note 3 -- Additional Procedures" in the Company's Notes to Consolidated Financial Statements for more information), the payment of approximately $5.4 million in expenses and legal settlements related to the matter with Lloyd's of London (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information) and interest payments of approximately $3.5 million.

     During the six months ended June 30, 2003, cash provided by continuing operations was approximately $10.1 million, which includes cash provided by normal operations offset by the payment of approximately $3.9 million in expenses and legal settlements related to the matter with Lloyd's of London (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information) and interest payments of approximately $8.6 million.

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

     During the six months ended June 30, 2004, the Company used approximately $22.4 million in cash from financing activities. On June 30, 2004 the Company raised $125 million from the sale of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") and retired the $118.8 million then outstanding under the Term Loan B concurrently with the completion of the Convertible Debenture offering. On June 30, 2004, the Company also completed an amendment to the Revolving Credit Facility to increase its capacity and lower the Company's borrowing rate. The Revolving Credit Facility's capacity was expanded from $50 million to $75 million and the facility's maturity was extended to three years. The Company incurred a prepayment penalty on the early retirement of the Term Loan B totaling $2.4 million in addition to financing costs of $3.3 million related to the Debentures offering and amendment to the Revolving Credit Facility. The Company also repurchased, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. The cost of the refinancing and purchase of common stock is offset by proceeds from the exercise of stock options of approximately $5.3 million.

     During the six months ended June 30, 2003, the Company used approximately $13.7 million in cash from financing activities primarily related to the acceptance of the Company's offer to repurchase $15 million of the Company's then-outstanding 9 1/2% Senior Notes due 2005, partially offset by proceeds from the exercise of stock options of approximately $1.1 million.

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

     The Company has approximately $125 million of long-term indebtedness and, as a result, has obligations to make interest and principal payments on that debt. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance the Company's indebtedness, or seek additional equity capital. The Company's ability to make payments on the Company's debt obligations will depend on future operating performance, which may be affected by conditions beyond the Company's control.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2004, and have concluded that these disclosure controls and procedures were operating effectively at the reasonable assurance level at June 30, 2004.

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

     No change in the Company's internal control over financial reporting occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; however, the Company has caused additional procedures to be performed in connection with the preparation of its 2004 interim financial statements to mitigate the effects of the material weakness and to ensure that the financial statements in this quarterly report on Form 10-Q are presented in accordance with generally accepted accounting principles. See "Note
3 -- Additional Procedures" in the Company's Notes to Consolidated Financial Statements on page 6. These additional procedures were performed by external accounting professionals, who were not associated with the Company's independent registered public accounting firm. The Company considers these additional procedures to be part of its disclosure controls and procedures for the second quarter of 2004, but does not consider them to be changes to the Company's internal control over financial reporting because they were being performed by external advisors. The Company is in the process of implementing improvements to its internal control over financial reporting to address the identified material weakness, including implementing additional controls and procedures related to the review of accruals and reserves, changing reporting relationships for divisional accounting personnel, and adding new accounting personnel. The Company expects that such improvements will be fully implemented by the end of the third quarter of 2004.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

EXHIBIT
NUMBER                                    DOCUMENT
-------                                   --------
  2.1     --    Asset Purchase Agreement dated as of June 18, 2003, among
                Misys Hospital Systems, Inc., Misys Healthcare
                Systems(International) Limited, Misys plc, Registrant, and
                PST Products, LLC., together with the First Amendment
                thereto dated as of June 28, 2003 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August
                5,2003).
  3.1     --    Restated Certificate of Incorporation of Registrant
                (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
  3.2     --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003).
  4.1     --    Rights Agreement dated as of February 11, 1999, between
                Registrant and American Stock Transfer & Trust Company
                (including form of rights certificates) (incorporated by
                reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
  4.2     --    First Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of May 4, 2000 (incorporated by
                reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                for the quarter ended March 31, 2000).
  4.3     --    Second Amendment to Rights Agreement dated as of February
                11, 1999, between Registrant and American Stock Transfer &
                Trust Company, entered into as of December 6, 2001, to be
                effective as of March 6, 2002 (incorporated by reference to
                Exhibit 4.12 to Annual Report on Form 10-K for the year
                ended December 31, 2001).
  4.4     --    Third Amendment to Rights Agreement dated as of February 11,
                1999, between Registrant and American Stock Transfer & Trust
                Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
  4.5     --    Indenture dated as of June 30, 2004, between Registrant and
                U.S. Bank National Association, as Trustee, relating to
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2004).
  4.6     --    Resale Registration Rights Agreement dated as of June 30,
                2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024 (incorporated by reference to Exhibit 4.6 to Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2004).
 10.1     --    First Amendment to Credit Agreement dated as of June 30,
                2004, among Registrant, the Guarantors party thereto, the
                Lenders party thereto and Bank of America, N.A., as
                Administrative Agent (incorporated by reference to Exhibit
                10.1 to Quarterly Report on Form 10-Q for the quarter ended
                June 30, 2004).
 31.1     --    Certification of Chief Executive Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     --    Certification of Chief Financial Officer pursuant Exchange
                Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     --    Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K

     The Company filed or furnished the following reports on Form 8-K during the quarter ended June 30, 2004:

                                                      FINANCIAL
                                                      STATEMENTS                    DATE FILED OR
ITEM REPORTED                                           FILED      DATE OF REPORT     FURNISHED
-------------                                         ----------   --------------   --------------
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

                                          PER SE TECHNOLOGIES, INC.
                                          (Registrant)

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
                U.S. Bank National Association, as Trustee, relating to
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2004).
  4.6     --    Resale Registration Rights Agreement dated as of June 30,
                2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                Registrant's 3.25% Convertible Subordinated Debentures Due
                2024 (incorporated by reference to Exhibit 4.6 to Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2004).
 10.1     --    First Amendment to Credit Agreement dated as of June 30,
                2004, among Registrant, the Guarantors party thereto, the
                Lenders party thereto and Bank of America, N.A., as
                Administrative Agent (incorporated by reference to Exhibit
                10.1 to Quarterly Report on Form 10-Q for the quarter ended
                June 30, 2004).
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