Form 10-Q/A
period 2004-09-30
PER SE TECHNOLOGIES INC
filed 2005-03-07
CIK 878556

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

                                EXPLANATORY NOTE

     Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Per-Se Technologies, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 in response to certain comments of the staff of the Securities and Exchange Commission in connection with its review of our Registration Statement on Form S-1 (File No. 333-119012) filed on September 15, 2004 and amended on November 23, 2004, January 7, 2005, February 10, 2005 and March 7, 2005. The revisions contained in this Form 10-Q/A do not include the restatement of any financial information previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 except that the Company's Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 has been restated as indicated therein.

     For convenience and ease of reference, we are filing the amended Quarterly Report in its entirety. Unless otherwise stated, all information contained in this amended Quarterly Report is as of November 5, 2004, the filing date of our original Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. For more current information, readers should refer to the reports and other documents we have filed with or furnished to the Commission subsequent to November 5, 2004.

                           PER-SE TECHNOLOGIES, INC.

                                  FORM 10-Q/A
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

                                                                               PAGE
                                                                               ----
                           PART I: FINANCIAL INFORMATION
Item 1.          Financial Statements
                 Consolidated Balance Sheets as of September 30, 2004 and
                 December 31, 2003 (Unaudited)...............................    2
                 Consolidated Statements of Operations for the three and nine
                 months ended September 30, 2004 and 2003 (Unaudited)........    3
                 Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 2004 and 2003 (Unaudited)...............    4
                 Notes to Consolidated Financial Statements (Unaudited)......    5
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   16
Item 3.          Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   29
Item 4.          Controls and Procedures.....................................   29

                            PART II: OTHER INFORMATION
Item 1.          Legal Proceedings...........................................   32
Item 6.          Exhibits....................................................   32

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............................................  $90,641    $84,523    $263,383   $251,977
                                                       -------    -------    --------   --------
Salaries and wages...................................   52,662     49,851     153,861    146,086
Other operating expenses.............................   24,361     20,572      71,511     65,792
Depreciation.........................................    1,889      2,289       5,979      7,154
Amortization.........................................    2,152      1,793       5,799      5,417
Other (income) expenses..............................     (654)       177       5,845        177
                                                       -------    -------    --------   --------
  Operating income...................................   10,231      9,841      20,388     27,351
Interest expense.....................................    1,410      3,863       5,483     12,524
Interest income......................................      (88)       (79)       (332)      (245)
Loss on extinguishment of debt.......................       --      6,034       5,896      6,255
                                                       -------    -------    --------   --------
  Income before income taxes.........................    8,909         23       9,341      8,817
Income tax expense...................................      102        143         314        803
                                                       -------    -------    --------   --------
  Income (loss) from continuing operations...........    8,807       (120)      9,027      8,014
                                                       -------    -------    --------   --------
Discontinued operations (see Note 8)
     Loss from discontinued operations, net of
       tax -- Patient1...............................       --       (228)        (18)    (1,336)
     (Loss) gain on sale of Patient1, net of tax.....     (106)     9,797       3,649      9,797
     Loss from discontinued operations, net of tax --
       Business1.....................................       --       (977)       (303)    (2,851)
     Loss on sale of Business1, net of tax...........       --     (7,708)       (130)    (7,708)
     Loss from discontinued operations, net of
       tax -- Other..................................       (1)      (258)        (94)      (492)
                                                       -------    -------    --------   --------
                                                          (107)       626       3,104     (2,590)
                                                       -------    -------    --------   --------
       Net income....................................  $ 8,700    $   506    $ 12,131   $  5,424
                                                       =======    =======    ========   ========
Net income per common share -- basic:
     Income from continuing operations...............  $  0.29    $    --    $   0.29   $   0.26
     Loss from discontinued operations, net of
       tax -- Patient1...............................       --      (0.01)         --      (0.04)
     Gain on sale of Patient1, net of tax............       --       0.32        0.11       0.32
     Loss from discontinued operations, net of tax --
       Business1.....................................       --      (0.03)      (0.01)     (0.09)
     Loss on sale of Business1, net of tax...........       --      (0.25)         --      (0.25)
     Loss from discontinued operations, net of
       tax -- Other..................................       --      (0.01)         --      (0.02)
                                                       -------    -------    --------   --------
       Net income per common share -- basic..........  $  0.29    $  0.02    $   0.39   $   0.18
                                                       =======    =======    ========   ========
Weighted average shares used in computing basic
  earnings per share.................................   30,088     30,677      31,046     30,364
                                                       =======    =======    ========   ========
Net income per common share -- diluted:
     Income from continuing operations...............  $  0.27    $    --    $   0.27   $   0.25
     Loss from discontinued operations, net of
       tax -- Patient1...............................       --      (0.01)         --      (0.04)
     Gain on sale of Patient1, net of tax............       --       0.32        0.10       0.30
     Loss from discontinued operations, net of tax --
       Business1.....................................       --      (0.03)      (0.01)     (0.09)
     Loss on sale of Business1, net of tax...........       --      (0.25)         --      (0.24)
     Loss from discontinued operations, net of
       tax -- Other..................................       --      (0.01)         --      (0.01)
                                                       -------    -------    --------   --------
       Net income per common share -- diluted........  $  0.27    $  0.02    $   0.36   $   0.17
                                                       =======    =======    ========   ========
Weighted average shares used in computing diluted
  earnings per share.................................   32,168     30,677      33,273     32,199
                                                       =======    =======    ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                2004          2003
                                                              ---------   -------------
                                                                          (AS RESTATED)
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  12,131     $   5,424
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     11,778        12,571
  Loss from discontinued operations.........................        545        12,387
  Gain on sale of Patient1..................................     (3,649)       (9,797)
  Amortization of deferred financing costs..................        963           932
  Loss on extinguishment of debt............................      5,896         6,255
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Restricted cash........................................         --         4,162
     Accounts receivable, billed............................     (3,170)       (5,413)
     Accounts receivable, unbilled..........................        257           342
     Accounts payable.......................................        357         1,868
     Accrued compensation...................................     (2,453)       (4,171)
     Accrued expenses.......................................        731        (5,836)
     Deferred revenue.......................................      4,927         1,447
     Other, net.............................................     13,075        (3,407)
                                                              ---------     ---------
       Net cash provided by continuing operations...........     41,388        16,764
       Net cash used for discontinued operations............       (514)       (9,672)
                                                              ---------     ---------
       Net cash provided by operating activities............     40,874         7,092
                                                              ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (4,624)       (4,850)
Software development costs..................................     (5,334)       (2,821)
Net proceeds from sale of Patient1 and Business1, net of
  tax.......................................................      3,520        27,092
Acquisition, net of cash acquired...........................     (1,141)           --
Other.......................................................        (66)          (54)
                                                              ---------     ---------
       Net cash (used for) provided by continuing
        operations..........................................     (7,645)       19,367
       Net cash used for discontinued operations............         --        (2,289)
                                                              ---------     ---------
       Net cash (used for) provided by investing
        activities..........................................     (7,645)       17,078
                                                              ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................    125,000       125,000
Treasury stock purchase.....................................    (24,999)           --
Proceeds from the exercise of stock options.................      5,853         7,012
Debt issuance costs.........................................     (6,013)       (9,737)
Payments of debt............................................   (121,875)     (175,020)
Other.......................................................        107           308
                                                              ---------     ---------
       Net cash used for financing activities...............    (21,927)      (52,437)
                                                              ---------     ---------
CASH AND CASH EQUIVALENTS:
Net change..................................................     11,302       (28,267)
Balance at beginning of period..............................     25,271        46,748
                                                              ---------     ---------
Balance at end of period....................................  $  36,573     $  18,481
                                                              =========     =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $   3,587     $  16,565
  Extinguishment of debt....................................      2,375         5,412
  Income taxes..............................................        342           421

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

     These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements, and accounting policies consistent, in all material respects, with those applied in preparing the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission ("SEC") on March 7, 2005, ("2003 Form 10-K/A"). These interim financial statements are unaudited but reflect all adjustments management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2003 Form 10-K/A.

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

NOTE 2 -- STOCK-BASED COMPENSATION PLANS

     At September 30, 2004, the Company has four stock-based compensation plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). No significant stock-based compensation cost is reflected in the Company's Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation("SFAS No. 123"), to this stock-based compensation.

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
                                                  =======    =======    =======   =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     In September 2004, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a tentative conclusion on Issue Number 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share ("EITF No. 04-08"). The EITF concluded that contingently convertible debt instruments should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The effective date is expected to be for periods ending after December 15, 2004. In November 2004, the Company exercised its irrevocable option to pay the principal of its Convertible Subordinated Debentures in cash. The Company will satisfy the amount above the conversion trigger price of $17.85 through the issuance of stock. Any stock appreciation above the conversion trigger price would be included in the Company's dilutive shares for purposes of calculating diluted earnings per share under EITF No. 04-08.

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

     In September 2003, the Company initiated a process to sell Business1. As with the sale of Patient1, the discontinuance of Business1 allowed the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value less costs to sell and incurred an $8.5 million expense during 2003. The Company

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in three payments through June 2006. No cash consideration was received at closing.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Patient1 and Business1 were formerly reported as part of the Hospital Services division.

     Summarized operating results for the discontinued operations are as follows:

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------------------------------------
                                                               2004                            2003
                                                   ----------------------------   ------------------------------
                                                   PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                   --------   ---------   -----   --------   ---------   -------
                                                                          (IN THOUSANDS)
Revenue..........................................    $ --       $  --     $  --   $ 2,168     $   160    $ 2,328
                                                     ====       =====     =====   =======     =======    =======
Loss from discontinued operations before income
  taxes..........................................    $ --       $  --     $  --   $  (224)    $  (977)   $(1,201)
Income tax expense...............................      --          --        --         4          --          4
                                                     ----       -----     -----   -------     -------    -------
Loss from discontinued operations, net of tax....    $ --       $  --     $  --   $  (228)    $  (977)   $(1,205)
                                                     ====       =====     =====   =======     =======    =======

                                                                    MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------------------------------------
                                                               2004                            2003
                                                   ----------------------------   ------------------------------
                                                   PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                                   --------   ---------   -----   --------   ---------   -------
                                                                          (IN THOUSANDS)
Revenue..........................................    $ --       $ 106     $ 106   $15,247     $   330    $15,577
                                                     ====       =====     =====   =======     =======    =======
Loss from discontinued operations before income
  taxes..........................................    $(18)      $(303)    $(321)  $(1,291)    $(2,851)   $(4,142)
Income tax expense...............................      --          --        --        45          --         45
                                                     ----       -----     -----   -------     -------    -------
Loss from discontinued operations, net of tax....    $(18)      $(303)    $(321)  $(1,336)    $(2,851)   $(4,187)
                                                     ====       =====     =====   =======     =======    =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                      AS OF
                                                      --------------------------------------
                                                      SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                      ------------------   -----------------
                                                          BUSINESS1            BUSINESS1
                                                          ---------            ---------
                                                                  (IN THOUSANDS)
Current assets......................................         $--                 $129
Property and equipment..............................          --                   --
Other long-term assets..............................          --                   --
                                                             ---                 ----
  Assets of discontinued operations.................         $--                 $129
                                                             ===                 ====
Current liabilities.................................         $--                 $422
Deferred revenue....................................          --                   --
Other long-term liabilities.........................          --                   --
                                                             ---                 ----
  Liabilities of discontinued operations............         $--                 $422
                                                             ===                 ====

     On November 30, 1998, the Company completed the sale of its MSC business. In 1999, the Company completed the sale of both divisions of its Impact business.

     During the nine months ended September 30, 2004, and 2003, the Company incurred expenses of approximately $0.1 million and $0.5 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Transactions ("APB No. 30"), the consolidated financial statements of the Company are presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

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

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. As originally issued, the Debentures were convertible into shares of the Company's Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a conversion price of approximately $17.85) once the Company's Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.20. In November 2004, the Company exercised its irrevocable option to pay the principal of Debentures submitted for conversion in cash. The Company will satisfy any amount above the conversion trigger price of $17.85 through the issuance of Common Stock. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. The Company may redeem the Debentures either in whole or in part beginning July 6, 2009. The holders may require the Company to repurchase the Debentures on June 30, 2009, 2014, and 2019, or upon a fundamental change as defined in the Indenture governing the Debentures. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire the $118.8 million outstanding under the Term Loan B as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. In addition, the Company incurred expenses associated with the retirement of the Term Loan B of approximately $5.9 million, which included the write-off of approximately $3.5 million of deferred debt issuance costs, and which is classified as loss on extinguishment of debt in the Company's Consolidated Statements of Operations.

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

     All obligations under the Revolving Credit Facility are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally by all of the Company's present and future domestic and material foreign subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented as all subsidiaries, except for certain minor foreign subsidiaries, have provided guarantees and the parent company does not have any significant operations or assets separate from its investment in those subsidiaries. Any non-guarantor subsidiaries are minor individually and in the aggregate to the Company's

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES consolidated financial statements. There are no restrictions on the Subsidiary Guarantors that would prohibit the transfer of funds or assets to the parent company by dividend or loan.

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

     The Physician Services division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. The division recognizes revenue primarily on a contingency fee basis, which aligns the division's interests with the interests of the physician groups it services. The outsourced services business recognizes revenue as a percentage of the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES physician group's cash collections for the services performed. Since this is an outsourced service delivered on the Company's proprietary technology, license fees or maintenance fees are not required to be paid by the division's hospital-affiliated physician groups. The division also sells a physician practice management ("PPM") solution that is delivered via an ASP model. The PPM solution collects a monthly usage fee from the office-based physician practices using the system. The division's revenue model is 100% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business. The business of the Physician Services division is conducted by PST Services, Inc. a Georgia corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

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
                                                               ========        ========

NOTE 14 -- STATEMENT OF CASH FLOWS -- RESTATED

     Certain amounts in the Company's Consolidated Statement of Cash Flows related to Funds due Clients have been reclassified for the nine months ended September 30, 2004 and 2003. The reclassification decreased net cash provided by operating activities and increased net cash used for financing activities by approximately $0.1 million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively. Additionally, for the nine months ended September 30, 2003, the Company reclassified approximately $4.3 million related to its debt refinancing from cash flows from operating activities to cash used for financing activities.

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

     Consolidated revenue for the three months ended September 30, 2004, increased approximately 7% as compared to the same period of 2003 primarily due to the implementation of the record level of net new business sold in the Physician Services division during the first six months of 2004 and the record level of new business sold in the Hospital Services division on a year-to-date basis. Consolidated operating margins declined from 11.6% in 2003 to 11.2% in 2004 primarily due to the deferral of approximately $0.9 million in the Physician Service division.

     Improvements in the Company's capital structure during 2004 decreased interest expense during the third quarter of 2004 by $2.5 million, or 63%, compared to the prior year period. This reduction resulted from the

Company's issuance of 3.25% subordinated convertible debentures at June 30, 2004, and the repayment of the Company's then-outstanding amounts under the Term Loan B component of the Credit Agreement, which was bearing interest at 5.36%. This decrease in interest expense, as well as the $16.2 million cash settlement from Lloyd's that was received during July 2004, contributed positively to cash provided by continuing operations during the nine months of 2004. Net cash provided by continuing operations was $41.4 million in the current year compared, an increase of 147% compared to the prior year period.

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
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 4% in the three months ended September 30, 2004, as compared to the same period in 2003. The revenue increase is due to the implementation of net new business sold during the first six months of 2004. Net new business sold includes the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Pricing for the division's services and products was stable compared to the prior year period.

     For the three months ended September 30, 2004, the Company deferred approximately $0.9 million in revenue related to a large contract signed in 2004. The revenue deferral was required because the interim measurement periods specified in the contract do not coincide with the Company's quarterly reporting periods. As a result, a portion of the fees the Company received under this contract in the quarter ended September 30, 2004, were subject to an interim performance target for a fiscal quarter ending after September 30, 2004, and consequently, were not considered fixed and determinable for revenue recognition purposes at the end of the quarter. All expenses incurred by the Company related to the contract during the quarter ended September 30, 2004, were recorded during the quarter.

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

     Revenue for the Hospital Services division increased approximately 15% for the three months ended September 30, 2004, as compared to the same period in 2003. Pricing for the division's products and services was stable compared to the prior year period. Revenue growth was equally driven by both the division's resource management products and revenue cycle management services. Medical transaction volume increased approximately 25% for the period over the same period of 2003. The increase in revenue for revenue cycle management services and the medical transaction volume increase primarily resulted from new business sold during the second quarter of the current year. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was approximately $0.1 million for the three months ended September 30, 2004, and 2003. The Company's estimated federal income tax expense for the three months ended September 30, 2004, is offset by the release of an equal amount of the Company's valuation allowance.

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

     Summarized operating results for the discontinued operations are as follows:

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------------------------------------
                                              2004                            2003
                                  ----------------------------   ------------------------------
                                  PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                                  --------   ---------   -----   --------   ---------   -------
                                                         (IN THOUSANDS)
Revenue.........................    $--         $--       $--     $2,168      $ 160     $ 2,328
                                    ===         ===       ===     ======      =====     =======
Loss from discontinued
  operations before income
  taxes.........................    $--         $--       $--     $ (224)     $(977)    $(1,201)
Income tax expense..............     --          --        --          4         --           4
                                    ---         ---       ---     ------      -----     -------
Loss from discontinued
  operations, net of tax........    $--         $--       $--     $ (228)     $(977)    $(1,205)
                                    ===         ===       ===     ======      =====     =======

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

     For the nine months ended September 30, 2004, the Company deferred approximately $0.9 million in revenue related to a large contract signed in 2004. The revenue deferral was required because the interim measurement periods specified in the contract do not coincide with the Company's quarterly reporting periods. As a result, a portion of the fees the Company received under this contract in the quarter ended September 30, 2004, were subject to an interim performance target for a fiscal quarter ending after September 30, 2004, and consequently, were not considered fixed and determinable for revenue recognition purposes at the end of the quarter. All expenses incurred by the Company related to the contract during the quarter ended September 30, 2004, were recorded during the quarter.

     Net backlog at September 30, 2004, was approximately $3 million, compared to the negative backlog for the Physician Services division of approximately $2 million at December 31, 2003. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 8% for the nine months ended September 30, 2004, as compared to the same period in 2003. Pricing for the division's products and services was stable compared to the prior year period. Revenue growth in the division was positively impacted by an increase in resource management revenue of approximately $3 million, primarily attributable to previously unbilled maintenance for certain resource management software customers for which revenue was recognized upon receipt of payment. Revenue growth was also positively impacted by an increase in revenue cycle management revenue of approximately $3 million. This growth is evidenced by the medical transaction volume increase of approximately 13% for the period over the same period of 2003. Transaction volume growth and revenue growth can differ due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Summarized operating results for the discontinued operations are as follows:

                                              NINE MONTHS ENDED SEPTEMBER 30,
                               -------------------------------------------------------------
                                           2004                            2003
                               ----------------------------   ------------------------------
                               PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                               --------   ---------   -----   --------   ---------   -------
                                                      (IN THOUSANDS)
Revenue......................    $ --       $ 106     $ 106   $ 15,247    $   330    $15,577
                                 ====       =====     =====   ========    =======    =======
Loss from discontinued
  operations before income
  taxes......................    $(18)      $(303)    $(321)  $ (1,291)   $(2,851)   $(4,142)
Income tax expense...........      --          --        --         45         --         45
                                 ----       -----     -----   --------    -------    -------
Loss from discontinued
  operations, net of tax.....    $(18)      $(303)    $(321)  $ (1,336)   $(2,851)   $(4,187)
                                 ====       =====     =====   ========    =======    =======

     The major classes of assets and liabilities for the discontinued operations are as follows:

                                                                      AS OF
                                                      --------------------------------------
                                                                             DECEMBER 31,
                                                      SEPTEMBER 30, 2004         2003
                                                      ------------------   -----------------
                                                          BUSINESS1            BUSINESS1
                                                      ------------------   -----------------
                                                                  (IN THOUSANDS)
Current assets......................................        $   --               $129
Property and equipment..............................            --                 --
Other long-term assets..............................            --                 --
                                                            ------               ----
  Assets of discontinued operations.................        $                    $129
                                                            ======               ====
Current liabilities.................................        $   --               $422
Deferred revenue....................................            --                 --
Other long-term liabilities.........................            --                 --
                                                            ------               ----
  Liabilities of discontinued operations............        $   --               $422
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

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances as of September 30, 2004, and December 31, 2003, and cash flows from continuing operations for the nine months ended September 30, 2004, and 2003, (in thousands):

                                                      SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                      ------------------   -----------------
Unrestricted cash and cash equivalents..............       $36,573              $25,271

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2004        2003
                                                              --------   -----------
                                                                         AS RESTATED
Cash provided by continuing operations......................  $ 41,388    $ 16,764
Cash (used for) provided by investing activities from
  continuing operations.....................................  $ (7,645)   $ 19,367
Cash used for financing activities from continuing
  operations................................................  $(21,927)   $(52,437)

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

     During the nine months ended September 30, 2004, the Company generated approximately $41.4 million in cash from continuing operations, which includes cash generated from normal operations as well as the receipt of the $16.2 million settlement from Lloyd's of London (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information) offset by cash payments related to additional procedures necessary under SAS No. 99 totaling approximately $6.3 million (refer to "Note 3 -- Additional Procedures" in the Company's Notes to Consolidated Financial Statements for more information), the payment of approximately $5.7 million in expenses and legal settlements related to the matter with Lloyd's of London and interest payments of approximately $3.5 million.

     During the nine months ended September 30, 2003, cash provided by continuing operations was approximately $16.8 million, which includes cash provided by normal operations offset by the payment of approximately $4.7 million in expenses and legal settlements related to the matter with Lloyd's of London (refer to "Note 9 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information) and interest payments of approximately $16.6 million.

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

     During the nine months ended September 30, 2004, the Company used approximately $21.9 million in cash for financing activities. On June 30, 2004 the Company raised $125 million from the sale of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") and retired the $118.8 million then outstanding under the Term Loan B concurrently with the completion of the Debentures offering. On June 30, 2004, the Company also completed an amendment to the Revolving Credit Facility to increase its capacity and lower the Company's borrowing rate. The Revolving Credit Facility's capacity was expanded from $50 million to $75 million and the facility's maturity was extended to three years. The Company incurred a prepayment penalty on the early retirement of the Term Loan B totaling $2.4 million in addition to financing costs of $3.5 million related to the Debentures offering and amendment to the Revolving Credit Facility. The Company also repurchased, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. The cost of the refinancing and purchase of common stock is partially offset by proceeds from the exercise of stock options of approximately $5.9 million.

     During the nine months ended September 30, 2003, the Company used approximately $52.4 million in cash for financing activities primarily for repayment of the Company's long-term debt. During the first nine months of 2003, the Company used cash-on-hand as well as the net proceeds from the Patient1 divestiture to retire $50.0 million of long-term debt and refinanced the remaining $125 million in long-term debt by entering into a $175 million Credit Agreement (the "Credit Agreement"). The Credit Agreement consisted of a $125 million Term Loan B (the "Term Loan B") and a $50 million revolving credit facility (the "Revolving Credit Facility"). In conjunction with the refinancing transaction, the Company capitalized approximately $5.4 million in expenses, including legal and other professional fees related to the Credit Agreement and other costs, which are included in the Company's other long-term assets on the Consolidated Balance Sheet. Financing cash flows associated with the repayment of long-term debt in the nine months ended September 30, 2003, were offset by approximately $7.0 million of proceeds from employees' exercise of stock options.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001, and 2002, and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls existed, which was reported to the Company in a letter from the auditors dated May 12, 2004. The Company's auditors reported to the Company that the errors that resulted in the restatements were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. Those errors generally related to the timing of recording accruals for sales commissions, vacation liabilities, legal expenses, incentive compensation and other liabilities. The Company has taken steps during the quarter ended September 30, 2004, to improve controls in these areas. Of those steps, the following constitute changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting:

     - Hired a new Vice President -- Corporate Controller and Principal Accounting Officer;

     - Reorganized the Company's accounting groups so that the divisional accounting departments now report directly to the Corporate Controller;

     - Instituted a formal checklist to help ensure all month-end close procedures and processes are completed in a timely fashion; and

     - Required monthly review and documented approval by appropriate levels of management for all balance sheet account reconciliations, including accruals for sales commissions, vacation liabilities, legal expenses, health insurance and incentive compensation;

     Management believes the actions taken and additional controls implemented in the third quarter of 2004 have effectively addressed the material weakness identified by the Company's independent registered public accounting firm. The Company did not incur material costs in taking these actions and implementing these additional controls.

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

     In addition to the internal control enhancements identified above, in connection with efforts to comply with Section 404(a) of the Sarbanes-Oxley Act in 2004, the Company has implemented additional controls, policies and procedures during the quarter ended September 30, 2004, and will continue to enhance its internal control structure, as necessary, on an ongoing basis. None of the additional controls, policies and procedures implemented during the quarter ended September 30, 2004, related to Section 404(a) of the Sarbanes-Oxley Act of 2002 constitute changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:      /s/ CHRIS E. PERKINS
                                          --------------------------------------
                                                     Chris E. Perkins
                                               Executive Vice President and
                                                 Chief Financial Officer

                                          By:      /s/ RICHARD A. FLYNT
                                          --------------------------------------
                                                     Richard A. Flynt
                                               Vice President and Corporate
                                                        Controller
                                              (Principal Accounting Officer)

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