Form 10-K/A
period 2003-12-31
PER SE TECHNOLOGIES INC
filed 2005-03-09
CIK 878556

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                  FORM 10-K/A

                               (Amendment No. 2)

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

                                EXPLANATORY NOTE

     Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Per-Se Technologies, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2003 in response to certain comments of the staff of the Securities and Exchange Commission in connection with its review of our Registration Statement on Form S-1 (File No. 333-119012) filed on September 15, 2004 and amended on November 23, 2004, January 7, 2005, February 10, 2005, March 7, 2005 and March 9, 2005. The revisions contained in this Form 10-K/A do not include the restatement of any financial information previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003 except that the Company's Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002, and 2001 has been restated as indicated therein.

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

                           PER-SE TECHNOLOGIES, INC.

                                  FORM 10-K/A
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                                   PAGE OF
                                                                                 FORM 10-K/A
                                                                                 -----------
ITEM 1.           BUSINESS....................................................        1
ITEM 2.           PROPERTIES..................................................        7
ITEM 3.           LEGAL PROCEEDINGS...........................................        8
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........        8
ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                  SECURITIES..................................................       10
ITEM 6.           SELECTED FINANCIAL DATA.....................................       11
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................       14
ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................       35
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................       35
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................       35
ITEM 9A           CONTROLS AND PROCEDURES.....................................       35
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........       37
ITEM 11.          EXECUTIVE COMPENSATION......................................       37
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................       37
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............       37
ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES......................       38
ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.........................................................       38

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

 STATEMENT OF CASH FLOWS -- RESTATED

     Certain amounts in the Company's Consolidated Statements of Cash Flows related to Funds Due to Clients have been reclassified for the years ended December 31, 2003, 2002, and 2001. These reclassifications decreased net cash provided by operating activities and increased net cash provided by financing activities by approximately $0.2 million, $1.1 million, and $0.9 million in the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, for the year ended December 31, 2003, the Company reclassified approximately $4.3 million related to its debt refinancing from cash flows from operating activities to cash used for financing activities. The Company determined that these reclassifications, when aggregated, required the Company to restate its Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

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

Date: March 9, 2005

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

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
May 12, 2004, except for the last paragraph
              in Note 2, as to which the
              date is March 4, 2005.

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

     Certain amounts in the Company's Consolidated Statement of Cash Flows related to Funds Due to Clients have been reclassified for the years ended December 31, 2003, 2002, and 2001. The reclassification decreased net cash provided by operating activities and increased net cash provided by financing activities by approximately $0.2 million, $1.1 million, and $0.9 million in the years ended December 31, 2003, 2002, and 2001, respectively. Additionally, for the year ended December 31, 2003, the Company reclassified approximately $4.3 million related to its debt refinancing from cash flows from operating activities to cash used for financing activities. The Company determined that these reclassifications, when aggregated,

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES required the Company to restate its Consolidated Statement of Cash Flows for the year ended December 31, 2003, 2002, and 2001.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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