Form 10-Q/A
period 2004-09-30
PER SE TECHNOLOGIES INC
filed 2005-03-09
CIK 878556

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 2)

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

                                EXPLANATORY NOTE

     Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Per-Se Technologies, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 in response to certain comments of the staff of the Securities and Exchange Commission in connection with its review of our Registration Statement on Form S-1 (File No. 333-119012) filed on September 15, 2004 and amended on November 23, 2004, January 7, 2005, February 10, 2005, March 7, 2005 and March 9, 2005. The revisions contained in this Form 10-Q/A do not include the restatement of any financial information previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 except that the Company's Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 has been restated as indicated therein.

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

                           PER-SE TECHNOLOGIES, INC.

                                  FORM 10-Q/A
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

                                                                               PAGE
                                                                               ----
                           PART I: FINANCIAL INFORMATION
Item 1.          Financial Statements
                 Consolidated Balance Sheets as of September 30, 2004 and
                 December 31, 2003 (Unaudited)...............................    2
                 Consolidated Statements of Operations for the three and nine
                 months ended September 30, 2004 and 2003 (Unaudited)........    3
                 Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 2004 and 2003 (Unaudited)...............    4
                 Notes to Consolidated Financial Statements (Unaudited)......    5
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   16
Item 3.          Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   29
Item 4.          Controls and Procedures.....................................   30

                            PART II: OTHER INFORMATION
Item 1.          Legal Proceedings...........................................   32
Item 6.          Exhibits....................................................   32

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

     These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements, and accounting policies consistent, in all material respects, with those applied in preparing the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A, Amendment No. 2, for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission ("SEC") on March 9, 2005, ("2003 Form 10-K/A"). These interim financial statements are unaudited but reflect all adjustments management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2003 Form 10-K/A.

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
                                                               ========        ========

NOTE 14 -- STATEMENT OF CASH FLOWS -- RESTATED

     Certain amounts in the Company's Consolidated Statement of Cash Flows related to Funds due Clients have been reclassified for the nine months ended September 30, 2004 and 2003. The reclassification decreased net cash provided by operating activities and increased net cash used for financing activities by approximately $0.1 million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively. Additionally, for the nine months ended September 30, 2003, the Company reclassified approximately $4.3 million related to its debt refinancing from cash flows from operating activities to cash used for financing activities. The Company determined that these reclassifications, when aggregated, required the Company to label its Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 as "restated."

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

Date: March 9, 2005

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