Form 10-K
period 2004-12-31
PER SE TECHNOLOGIES INC
filed 2005-03-16
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 7, 2005, was approximately $488,217,191 calculated using the closing price on such date of $16.06. The number of shares outstanding of the Registrant's common stock (the "Common Stock") as of March 7, 2005, was 30,399,576.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2005, are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                               TABLE OF CONTENTS

                                                                                 PAGE OF
                                                                                FORM 10-K
                                                                                ---------
ITEM 1.           BUSINESS....................................................      1
ITEM 2.           PROPERTIES..................................................      7
ITEM 3.           LEGAL PROCEEDINGS...........................................      7
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      8
ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................     10
ITEM 6.           SELECTED FINANCIAL DATA.....................................     11
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................     13
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................     33
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     34
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................     34
ITEM 9A.          CONTROLS AND PROCEDURES.....................................     34
ITEM 9B.          OTHER INFORMATION...........................................     35
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     36
ITEM 11.          EXECUTIVE COMPENSATION......................................     36
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................     36
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     36
ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES......................     37
ITEM 15.          EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.................     37

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, is focused on providing solutions that improve the administrative functions of the healthcare industry. Specifically, Per-Se provides Connective Healthcare solutions that help physicians and hospitals achieve their income potential. Connective Healthcare solutions support and unite healthcare providers, payers and patients with innovative technology processes that improve and accelerate reimbursement and reduce the administrative cost of care. The Company serves the healthcare industry through two divisions: Physician Services and Hospital Services. Refer to Note 19 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for financial information regarding the Company's Physician Services and Hospital Services divisions.

     The Physician Services division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides a complete outsourcing service, therefore, allowing physician groups to avoid the infrastructure investment in their own in-house billing office. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice. These services help physician groups to be financially successful by improving cash flows and reducing administrative costs and burdens. Fees for these services are primarily based on a percentage of net collections on the clients' accounts receivable. The division recognizes revenue and bills customers when the customers receive payment on those accounts receivable, which aligns the division's interests with the interests of the physician groups it services. The division's offerings have historically focused on the back-end processes required to ensure that physicians are properly reimbursed for care delivery. The division also offers a physician practice management ("PPM") solution that is delivered via an application service provider ("ASP") model and collects a monthly usage fee from the physician practices using the system. The division's revenue model is 100% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business.

     The Hospital Services division provides Connective Healthcare solutions that focus on revenue cycle and resource management to improve the financial health of hospitals. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle management offerings. The clearinghouse delivers dedicated electronic and Internet-based business-to-business solutions that focus on electronic processing of medical transactions as well as complementary transactions, such as electronic remittance advices, realtime eligibility verification and high-speed print and mail services. Other revenue cycle management solutions provide insight into a hospital's revenue cycle inefficiencies, such as denial management. Denial management allows hospitals to identify charges denied reimbursement by a payer and to take corrective actions such as resubmitting for reimbursement. Hospitals may opt to outsource portions of their revenue cycle management process to the Company, such as secondary insurance billing. The division also provides resource management solutions that enable hospitals to efficiently manage resources to reduce costs and improve their bottom line. The division's staff scheduling software efficiently plans nurse schedules, accommodating individual preferences as well as environmental factors, such as acuity levels, and can schedule all the personnel across the hospital enterprise. The division's patient scheduling software helps effectively manage a hospital's most expensive and profitable area, the operating room, as well as schedules patients across the enterprise. The division primarily recognizes revenue on a per-transaction basis for its revenue cycle management solutions and primarily recognizes revenue on a percentage-of-completion basis or upon software shipment for sales of its resource management software solutions. Approximately 88% of the division's revenue is recurring due to its transaction-based business and the maintenance revenue from its substantial installed base for the resource management software.

     The Company markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices, physician groups in academic settings, hospitals and integrated delivery networks ("IDN's").

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

     During 2003 and 2004, the Company took steps to strengthen its strategic focus and financial position. Two non-core software product lines for hospitals were divested -- a clinical information system was divested in July 2003, and a patient financial management system was divested in January 2004. Both product lines were enterprise-wide software solutions that required a hospital or IDN to invest significant capital and time to implement. Both product lines generated negative cash flow during 2003. In July 2003, the Company reorganized, aligning its operations around its two key constituents: physicians and hospitals. The Company incurred approximately $0.8 million in restructuring charges in 2003 related to this reorganization.

     In 2003, the Company made improvements to its capital structure. The Company permanently retired $50 million of its then-outstanding debt of $175 million. At that time the Company refinanced the remaining balance of $125 million at substantially lower interest rates. Subsequently, in June 2004, the Company refinanced its debt and further reduced its interest rate by issuing $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024.

RECENT DEVELOPMENTS

     As a result of allegations of improprieties made during 2003 and 2004, the Company's independent registered public accounting firm advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, ("SAS No. 99") that became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive. The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003. Certain financial items were identified during the additional procedures that warranted the Company's further review. The Company reviewed these items and determined that it was appropriate to restate certain prior period financial statements. The restatements affected the financial statements for the years ended December 31, 2002, and 2001 and for the nine months ended September 30, 2003. The net result of these restatements was an increase in net income of approximately $2.1 million for the years 2001 and 2002, and for the nine months ended September 30, 2003.

     The Company recorded costs related to the additional procedures totaling approximately $6.3 million during 2004, and included these costs in other expenses in the Company's Consolidated Statements of Income. In segment reporting, these expenses are classified in the Corporate segment.

     During May 2004, the Company reached a settlement with its former insurance carrier, certain underwriters at Lloyd's of London (collectively "Lloyd's"). The Company was in litigation with Lloyd's after its attempt in May 2002 to rescind certain errors and omissions ("E&O") policies and directors and officers and company reimbursement ("D&O") policies that it had issued to the Company for the period

December 31, 1998, to June 30, 2002. In the settlement, as amended, Lloyd's agreed to pay the Company $16.2 million in cash by July 9, 2004. Lloyd's also agreed to defend, settle or otherwise resolve at their expense the two remaining pending claims under the E&O policies. In exchange, the Company provided Lloyd's with a full release of all E&O and D&O policies. In July 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the year ended December 31, 2004.

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. As originally issued, the Debentures were convertible into shares of the Company's Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a conversion price of approximately $17.85) once the Company's Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.20. In November 2004, the Company exercised its irrevocable option to pay the principal of Debentures submitted for conversion in cash. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire the $118.8 million then outstanding under the Term Loan B as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding Common Stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering.

     During the fourth quarter of 2004, the Company reviewed the valuation allowance on its deferred tax asset. The Company has historically had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards ("NOLs"). Upon completion of its review, the Company determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon its projection of taxable income for 2005 and 2006. As a result, the Company released approximately $28.1 million of the allowance resulting in a non-cash income tax benefit that was recorded in the three months ended December 31, 2004. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation reserve in future periods as appropriate.

     During the latter part of 2004, the Company initiated a project to enhance its physician claims clearinghouse functionality. The Company expects that the improved platform will provide efficiencies and competitive advantages for its Physician Services division. During 2005, the Company expects to incur approximately $5 million in capital expenditures and capitalized software development costs and approximately $2 million in expenses, including amortization expense of approximately $1 million, related to the physician claims clearinghouse enhancement. The total cash flow use is expected to be approximately $6 million during 2005. The enhancement is expected to be completed by the end of 2005.

     On March 9, 2005, the Company announced that the Board has authorized the repurchase of up to 1 million shares of its outstanding common stock. Under the share repurchase program, the Company may repurchase shares from time to time at management's discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. Any shares repurchased will be placed into treasury to be used for general corporate purposes. The actual number and timing of shares to be repurchased will depend on market conditions and certain SEC rules. Repurchases may be discontinued at any time.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 19 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

  BUSINESS MANAGEMENT OUTSOURCED SERVICES FOR PHYSICIANS

     Approximately 225,000 U.S.-based hospital-affiliated physicians represent the Company's target market for business management outsourced services. The target market consists of large physician groups -- typically 10 or more physicians depending upon the specialty -- and represents an estimated market opportunity of approximately $7 billion. The Company estimates that approximately 20% to 30% of the physicians in the target market currently outsource their business management needs, with the remainder of physicians performing these services in house. The Company's Physician Services division is the largest provider of comprehensive business management outsourcing services to the U.S. hospital-based physician market, supporting approximately 1,100 groups in 42 states. The business of providing integrated business management outsourcing services is highly competitive. The division competes with regional and local billing companies as well as physician groups performing these services in house. Competition among outsourcing companies is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical services to cash while minimizing compliance risk, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, price. The Company believes there is a trend toward outsourcing among physician groups performing these revenue cycle management services in house due to the complexity of reimbursement regulations and the financial pressures physician groups face.

  ASP-BASED PHYSICIAN PRACTICE MANAGEMENT SYSTEMS

     Representing less than 5% of the revenue of the Physician Services division, the Company's ASP-based PPM solution is targeted at office-based physicians and physician groups in the United States, and is the largest PPM solution delivered via ASP in the nation serving approximately 3,000 physicians. Today, the solution is regionally focused, mostly in the upper Midwest. The PPM market is highly competitive with large national competitors as well as small regionally or locally focused competition.

  REVENUE CYCLE MANAGEMENT SOLUTIONS FOR HOSPITALS

     The market for hospital revenue cycle management solutions ranges from providing technology tools that allow a hospital's central billing office ("CBO") to more effectively manage its cash flow to full or partial outsourced solutions. Technology tools include electronic transactions, such as claims processing, that can be delivered via the Web or through dedicated electronic data interfaces as well as license-based solutions, such as automated cash posting solutions, that are deployed at the CBO. The Company's Hospital Services division has the third largest electronic clearinghouse (based on Company market research) in the healthcare industry and processes approximately 320 million transactions for hospitals and physicians on an annual basis. The clearinghouse supports more than 1,400 governmental and commercial payer connections in 48 states. The Company's revenue cycle management solutions are currently in approximately 400 hospitals in the United States. Competition in the revenue cycle management market is based on providing solutions that enable hospitals to improve their cash flow. Competitors include traditional electronic data interface companies, Internet healthcare companies, outsourcing companies and specialized software vendors.

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

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's industry segments, including revenue, segment operating expenses, segment operating income and identifiable assets attributable to each division for each of the fiscal years ended 2004, 2003 and 2002 and as of December 31, 2004, and 2003, is presented in Note 19 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

     The HIPAA rules regarding standards for electronic transactions require healthcare providers, healthcare clearinghouses and health plans that send or receive healthcare transaction data electronically to use standard data formats. The compliance deadline for standard electronic transactions was October 16, 2002, which was later extended to October 16, 2003, by filing a compliance extension plan. In September 2003, CMS issued transitional guidance that allowed noncompliant electronic transactions after the October 2003 compliance deadline. The industry continues to work toward compliance. The Company has modified the operations of its subsidiaries that are engaged in the electronic transmission of such data substantially to comply with HIPAA's electronic transaction standards.

     The HIPAA rules regarding privacy of patient health information require organizations that handle such information to establish safeguards regarding access, use and disclosure, and to restrict how other entities use that information. The privacy rules had a compliance deadline of April 14, 2003, and the Company implemented policies and procedures and other processes (e.g., Company-wide privacy training) before the deadline. The Company believes that its operations are in compliance with the privacy rule requirements. Although the HIPAA privacy rules do not provide a private right of action for individuals, individuals could bring a privacy action under applicable state law for misuse or improper disclosure of their health information.

     The HIPAA rules regarding the security of medical information became final on February 20, 2003. Under these rules, health insurers, certain healthcare providers and healthcare clearinghouses must establish procedures and mechanisms to protect the confidentiality, integrity and availability of electronic protected health information. These rules have a compliance deadline of April 20, 2005. Management believes that the costs of compliance with the HIPAA security rules will not materially impact the Company's results of operations.

EMPLOYEES

     The Company currently employs approximately 4,800 full-time and part-time employees. The Company has no labor union contracts and believes relations with its employees are satisfactory.

FORWARD-LOOKING STATEMENTS

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, including certain statements set forth under the captions "Recent Developments," "Description of Business by Industry Segment," "Healthcare Industry," "Regulation," "Employees," "Legal Proceedings," "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "Recent Accounting Pronouncements," "Overview of Critical Accounting Policies," "Other," "Results of Operations," "Liquidity and Capital Resources," "Interest Rate Sensitivity," "Exchange Rate Sensitivity," "Controls and Procedures," "Summary of Significant Accounting Policies," "Discontinued Operations," "Long-term Debt," and "Legal Matters" are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include the Company's expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, industry growth segments, effect of industry and regulatory changes on the Company's customer base, the state of employee relations, use of estimates for revenue recognition, bad debt accruals in reserve for doubtful accounts receivable and other estimates used for accounting purposes, effect of adoption of recent accounting pronouncements, timing of arbitration, overall profitability, the availability of capital and other similar matters. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The Company disclaims any responsibility to update any forward-looking statements.

ITEM 2.  PROPERTIES

     The Company's principal executive office is leased and is located in Alpharetta, Georgia. The lease for that office expires in June 2014.

PHYSICIAN SERVICES

     Physician Services' principal office is leased and is located in the Company's principal executive office. In addition to its principal office, Physician Services operates 71 business offices throughout the United States. One of the facilities is owned. All of the remaining facilities are leased with various expiration dates through June 2011.

HOSPITAL SERVICES

     Hospital Services' principal office is leased and is located in the Company's principal executive office. In addition to its principal office, Hospital Services operates 8 offices in the United States and one in the United Kingdom. These facilities are leased with various expiration dates through November 2006.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 12 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on page F-23.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2004.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company:

                                                                             YEAR FIRST
NAME                              AGE               POSITION               ELECTED OFFICER
----                              ---               --------               ---------------
Philip M. Pead..................  52    Chairman, President, Chief              1999
                                        Executive Officer and Director
                                        of the Company
Chris E. Perkins................  42    Executive Vice President and            2001
                                        Chief Financial Officer of the
                                        Company
Philip J. Jordan................  57    Senior Vice President of the            2003
                                        Company and the President of the
                                        Company's Hospital Services
                                        division
Paul J. Quiner..................  45    Senior Vice President, General          2001
                                        Counsel and Secretary of the
                                        Company
Patrick J. Leonard..............  39    President, Specialty Services           2004
                                        Operations, Physician Services
                                        division
David F. Mason..................  47    President, Academic and Multi-          2004
                                        Specialty Operations, Physician
                                        Services division

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

     Patrick J. Leonard has served as President, Specialty Services Operations for the Physician Services division since March 2005. From April 2004 to March 2005, Mr. Leonard served as Senior Vice President, Specialty Services Operations for the Physician Services division. In these positions, Mr. Leonard is responsible for the entire operations of the Anesthesia, Emergency Medicine, Pathology and Radiology specialty businesses. From June 2002 to April 2004, Mr. Leonard served as the division's Senior Vice President, Radiology Operations, with responsibility for the entire operations of the Radiology specialty. From June 2000 to June 2002, Mr. Leonard was responsible for the division's Central Radiology operation. Prior to June 2002, Mr. Leonard held various operations and account management positions with Per-Se. Before joining Per-Se in 1994, Mr. Leonard was employed by Rockwell International as a consultant and spent four years in public accounting with Deloitte & Touche LLP.

     David F. Mason has served as President, Academic and Multi-Specialty Operations for the Physician Services division since March 2005. From February 2004 to March 2005, Mr. Mason served as Senior Vice President, Academic and Multi-Specialty Operations for the Physician Services division. In these positions, Mr. Mason is responsible for the entire operations of the Academic and Multi-Specialty Group specialty business. From October 2000 to February 2004, Mr. Mason served as Senior Vice President, Account Management for the Physician Services division. In this position, Mr. Mason was responsible for client retention and cross-specialty initiatives. Prior to joining Per-Se in October 2000, Mr. Mason served as the Chief Executive Officer and Executive Director of Optimum Physician Services, a privately-held physician management company. Mr. Mason also held various practice management and administration positions with the Georgetown University Hospital and Georgia's Northside Hospital systems.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PSTI."

     The prices in the table below represent the high and low sales price for the Common Stock as reported on Nasdaq for the periods presented. Such prices are based on inter-dealer bid and asked prices without markup, markdown or commissions and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2004                                   HIGH     LOW
----------------------------                                  ------   ------
First Quarter...............................................  $18.26   $10.68
Second Quarter..............................................   14.90     8.10
Third Quarter...............................................   15.10    11.47
Fourth Quarter..............................................   16.35    12.89

YEAR ENDED DECEMBER 31, 2003                                   HIGH     LOW
----------------------------                                  ------   ------
First Quarter...............................................  $ 9.07   $ 5.75
Second Quarter..............................................   11.74     7.78
Third Quarter...............................................   16.58    10.65
Fourth Quarter..............................................   17.25    11.64

     The last reported sales price of the Common Stock as reported on Nasdaq on March 7, 2005, was $16.06 per share. As of March 7, 2005, the Company's Common Stock was held by 3,338 stockholders of record.

     Per-Se has never paid cash dividends on its Common Stock. The Credit Agreement entered into on September 11, 2003, as amended, contains restrictions on the Company's ability to pay dividends (see Note 10 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for more information).

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about Common Stock that may be issued under all of the Company's existing compensation plans as of December 31, 2004.

                                                                                      NUMBER OF
                                                                                 SECURITIES REMAINING
                                                                                 AVAILABLE FOR FUTURE
                                     NUMBER OF SECURITIES    WEIGHTED-AVERAGE       ISSUANCE UNDER
                                      TO BE ISSUED UPON     EXERCISE PRICES OF   EQUITY COMPENSATION
                                         EXERCISE OF           OUTSTANDING         PLANS (EXCLUDING
                                     OUTSTANDING OPTIONS       OPTIONS AND       SECURITIES REFLECTED
PLAN CATEGORY                             AND RIGHTS              RIGHTS           IN FIRST COLUMN)
-------------                        --------------------   ------------------   --------------------
Equity Compensation Plans Approved
  by Stockholders..................         350,658(1)            $10.39                148,543
                                          3,841,311(2)            $ 8.54                376,132
                                                n/a                  n/a                458,376(3)
Equity Compensation Plans Not
  Approved by Stockholders.........       2,316,524(4)            $ 9.83                423,436
                                             75,654(5)            $12.55                     --
                                          ---------               ------              ---------
     Total.........................       6,584,147               $ 9.16              1,406,487(6)
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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Per-Se for and as of each of the five fiscal years in the period ended December 31, 2004.

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         2004        2003       2002       2001         2000
                                       --------    --------   --------   --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenue..............................  $352,791    $335,169   $325,564   $305,822     $291,561
Operating income (loss)..............    28,934      36,508     29,888     10,957       (6,887)
Interest expense.....................     6,825      14,646     18,069     18,009       18,238
Interest income......................      (525)       (297)      (471)    (1,121)      (3,728)
Loss on extinguishment of debt.......     5,896       6,255         --         --           --
Income tax (benefit) expense.........   (28,101)(1)       27       800        343         (733)
Income (loss) from continuing
  operations.........................    44,839      15,877     11,490     (6,274)     (20,664)
Net income (loss)(2).................    48,158      11,989      8,989     (6,109)(3)  (48,202)(4)
Shares used in computing net income
  (loss) per common share -- basic...    30,843      30,594     30,061     29,915       29,852
Shares used in computing net income
  (loss) per common
  share -- diluted...................    33,082      32,661     31,966     29,915       29,852

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         2004        2003       2002       2001         2000
                                       --------    --------   --------   --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
PER SHARE DATA
Income (loss) from continuing
  operations -- basic................  $   1.45    $   0.52   $   0.38   $  (0.21)    $  (0.69)
Net income (loss) per common share --
  basic..............................  $   1.56    $   0.39   $   0.30   $  (0.20)    $  (1.62)
Income (loss) from continuing
  operations -- diluted..............  $   1.36    $   0.49   $   0.36   $  (0.21)    $  (0.69)
Net income (loss) per common share --
  diluted............................  $   1.46    $   0.37   $   0.28   $  (0.20)    $  (1.62)

                                                           AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA
Working capital.........................  $ 53,703   $ 20,313   $ 20,602   $ 22,519   $ 22,885
Intangible assets.......................    53,333     52,336     55,494     61,929     57,168
Total assets............................   202,691    172,084    210,586    203,220    214,128
Total debt..............................   125,625    121,875    175,020    175,091    175,000
Stockholders' equity (deficit)(2).......    12,975    (17,612)   (37,972)   (49,901)   (44,136)(4)

---------------

(1) Reflects the release of $28.1 million of the valuation allowance against the Company's deferred tax asset resulting in an income tax benefit that was recorded in the fourth quarter of 2004.

(2) Reflects the results from discontinued operations of $3.3 million, $(3.9) million, $(2.5) million, $0.2 million and $10.1 million for 2004, 2003, 2002, 2001 and 2000, respectively.

(3) Reflects expenses of $3.4 million related to a process improvement project.

(4) Reflects a $37.7 million cumulative effect of accounting change for the change in accounting for revenue pursuant to Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements, and the corresponding increase in the Company's deferred tax valuation allowance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about events that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, products and trends in revenue, as well as other statements including words such as "anticipates," "believes" or "expects" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company disclaims any responsibility to update any forward-looking statement. Risks and uncertainties that may affect future results and performance include, but are not limited to, those discussed under the heading "Factors That May Affect Future Results of Operations, Financial Condition or Business" at pages 30 to 33 of this Annual Report on Form 10-K.

PERFORMANCE MEASUREMENTS IMPORTANT TO MANAGEMENT

     The Company's management is focused on profitable revenue growth. The Company's business model is designed such that revenue is generally recurring in nature and cash flow generation is relatively consistent. Management follows certain key metrics in monitoring its performance. Such key metrics include, but are not limited to:

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

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and amends SFAS No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

     SFAS 123(R) must be adopted no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. When the Company adopts SFAS No. 123(R), it may elect the modified prospective method or the modified retrospective method. The Company has not yet determined which method it will elect upon adoption.

     The Company currently accounts for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall cash flow or financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 1 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

     In September 2004, the FASB Emerging Issues Task Force ("EITF") reached a tentative conclusion on Issue Number 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share ("EITF No. 04-08"). The EITF concluded that contingently convertible debt instruments should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The effective date is for periods ending after December 15, 2004. In November 2004, the Company exercised its irrevocable option to pay the principal of its contingently convertible debt, its 3.25% Convertible Subordinated Debentures due 2024, in cash and therefore, EITF No. 04-08 did not have any effect on the Company's Consolidated Statements of Income.

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

REVENUE RECOGNITION

     The Company's revenue is derived from services and products delivered to the healthcare industry through its two operating divisions:

          Physician Services provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides outsourced revenue cycle management services that are targeted at hospital-affiliated and academic physician practices. Fees for these services are primarily based on a percentage of net collections on the Company's clients' accounts receivable. The division recognizes revenue and bills its customers when the customers receive payment on those accounts receivable. Contracts are typically multi-year in length and require no payment from the customer upon contract signing. Since this is an outsourced service delivered on the Company's proprietary technology, there are no license or maintenance fees to be paid by the physician group customers. The division also recognized approximately 4%, 5% and 5% of its revenue (or 3%, 3% and 4% of total Company revenue), on a monthly service fee and per-transaction basis from the physician practice management ("PPM") product line, for the years ended December 31, 2004, 2003 and 2002, respectively. An unbilled receivable is recorded when revenue is earned, but the customer has not been invoiced due to the terms of the contract. The Physician Services division does not rely, to any material extent, on estimates in the recognition of revenue. Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB No. 104").

          Hospital Services provides Connective Healthcare solutions that improve revenue cycle and resource management for hospitals.

          Revenue cycle management solutions primarily include services that allow a hospital's CBO to more effectively manage its cash flow. These services include electronic and paper transactions, such as claims processing, which can be delivered via the Web or through dedicated electronic data interfaces and high-speed print and mail services. Revenue related to these transactions is billed and recognized when the services are performed on a per-transaction basis. Contracts are typically multi-year in length. The division also recognizes revenue related to direct and indirect payments it receives from payers for the electronic transmission of transactions to the payers. The division recognizes revenue on these transactions at the time the electronic transactions are sent. Revenue is recognized on these transactions in accordance with SAB No. 104.

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

          The division relies on estimates of work to be completed to determine the amount of revenue to be recognized on each contract. Because estimates of the extent of completion that differ from actual results could affect revenue, the division periodically reviews the estimated hours or days to complete major projects and compares these estimates to budgeted hours or days to support the revenue recognized on that project. Approximately 8%, 9% and 9% of the division's revenue (or 2%, 2% and 2% of total Company revenue) was determined using percentage-of-completion accounting for the years ended December 31, 2004, 2003 and 2002, respectively.

          When the division receives payment prior to shipment or fulfillment of its significant obligations, the Company records such payments as deferred revenue and recognizes them as revenue upon shipment or fulfillment of significant vendor obligations. An unbilled receivable is recorded when the division recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. Additionally, an unbilled receivable is recorded when revenue is earned, but the customer has not been invoiced due to the terms of the contract. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. For software maintenance payments received in advance, the division defers and recognizes as revenue these payments ratably over the term of the maintenance agreement, which is typically one year. Revenue recognized on the percentage-of-completion basis is done so in accordance with AICPA Statement of Position ("SOP") 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenue recognized upon software shipment is done so in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2").

          For arrangements that include one or more elements, or multiple-element arrangements, to be delivered at a future date, revenue is recognized in accordance with SOP 97-2 as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2, as amended, requires the Company to allocate revenue to each element in a multiple-element arrangement based on the element's respective vendor-specific objective evidence, or VSOE, of fair value. Where VSOE does not exist for all delivered elements (typically software license fees) revenue from multiple-element arrangements is recognized using the residual method. Under the residual method, if VSOE of the fair value of the undelivered elements exists, the Company defers revenue recognition of the fair value of the undelivered elements. The remaining portion of the arrangement fee is then recognized either by using the percentage-of-completion method if significant production, modification or customization is required or upon delivery, assuming all other conditions for revenue recognition have been satisfied. VSOE of fair value of maintenance services is based upon the amount charged for maintenance when purchased separately, which is the renewal rate. Maintenance services are typically stated separately in an arrangement. VSOE of fair value of professional services (i.e. implementation and consulting services not essential to the functionality of the software) is based upon the price charged when professional services are sold separately and is based on an hourly rate for professional services.

AMORTIZATION AND VALUATION OF INTANGIBLES

     Amortization of intangible assets includes the amortization of client lists, developed technology and software development costs. The Company relies on estimates of the useful lives and net realizable value, as appropriate, of these assets on which to base its amortization. The Company bases these estimates on historical experiences, market conditions, expected future revenues and maintenance costs and the products or services provided. The Company periodically evaluates whether to revise estimates of the remaining useful lives of the intangible. Additionally the Company evaluates whether any changes would render its intangibles impaired or indicate that an asset has a different useful life. Conditions that may indicate an impairment include an economic downturn or change in future operations. In the event such a condition exists, the Company performs an assessment using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, the estimate uses an appropriate interest rate based on appropriate discount rates.

          Goodwill -- Goodwill represents the excess of the cost of businesses acquired and the value of their workforce in the Physician Services division in 1995 and the Hospital Services division from 1995 to 2001, over the fair market value of their identifiable net assets. As a result of the Company's reorganization in July 2003, the Company transferred the estimated fair value of the goodwill associated with the PPM assets to the Physician Services division from the Hospital Services division. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company no longer amortizes goodwill but reviews it annually for impairment.

          Trademarks -- Trademarks represent the value of the trademarks acquired in the Hospital Services division from 2000 to 2001. The Company expects the trademarks to contribute to cash flows indefinitely and therefore deems the trademarks to have indefinite useful lives. In accordance with SFAS No. 142, the Company no longer amortizes trademarks but reviews them annually for impairment.

          SFAS No. 142 requires companies with goodwill and indefinite lived intangible assets to complete a periodic review and impairment test of its goodwill and indefinite lived intangible assets. The Company performed its periodic review of its goodwill and other indefinite lived intangible assets for impairment as of December 31, 2004, and did not identify an asset impairment as a result of the review. The Company's periodic review of its goodwill and other indefinite lived intangible assets were based upon a discounted future cash flow analysis that included revenue and cost estimates, market growth rates and appropriate discount rates. The Company will continue to test its goodwill and other indefinite lived intangible assets annually for impairment as of December 31.

          Client Lists -- Client lists represent the value of clients acquired in the Physician Services division from 1992 to 1996 and the Hospital Services division from 1995 to 2004. The Company amortizes client lists using the straight-line method over their estimated useful lives, which range from five to ten years.

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

          Software development costs related to internal use software are capitalized after the preliminary project stage is complete, when management with the relevant authority authorizes and commits to the funding of the software project, when it is probable that the project will be completed, and the software will be used to perform the function intended. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use. The Company expenses software development costs related to internal use software as incurred during the planning and post-implementation phases of development. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally five years.

GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN No. 45 does not have a material effect on the Company's consolidated financial statements for the year ended December 31, 2004. Certain of the Company's sales agreements contain infringement indemnity provisions that are covered by FIN No. 45. Under these sales agreements, the Company agrees to defend and indemnify a customer in connection with infringement claims made by third parties with respect to the customer's authorized use of the Company's products and services. The indemnity obligations contained in sales agreements generally have no specified expiration date and generally limit the award to the amount of fees paid. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. Also, the Company maintains membership in a group captive insurance company for its workers compensation insurance. The member companies agree to jointly insure the group's liability risks up to a certain threshold. As a member, the Company guarantees to pay an assessment, if an assessment becomes due, as a result of insured losses by its members. This guarantee will never exceed a percentage of the Company's loss funds (an amount that is based on the Company's insured five-year loss history). Based on the Company's historical experience, the Company does not anticipate such an assessment, however, the Company has issued letters of credit to the group captive insurance company. At December 31, 2004 and 2003, the Company had outstanding letters of credit to the group captive insurance company amounting to approximately $1.5 million and $0.9 million, respectively. As a result, the Company's estimated fair value of the infringement indemnity provision obligations and the captive insurance guarantee is nominal.

LLOYD'S RECEIVABLE

     On May 10, 2004, the Company reached a settlement with its former insurance carrier, certain underwriters at Lloyd's of London (collectively "Lloyd's"). The Company was in litigation with Lloyd's after its attempt in May 2002 to rescind certain errors and omissions ("E&O") policies and directors and officers and company reimbursement ("D&O") policies that it had issued to the Company from the period

December 31, 1998, to June 30, 2002. On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the year ended December 31, 2004.

OTHER

     Additionally, the Company does not have:

     -- Material exposure to foreign exchange fluctuations

     -- Any derivative financial instruments

     -- Any material off-balance sheet arrangements other than its operating leases disclosed in Notes 10 and 11 of Notes to Financial Statements in
        Item 8. Financial Statements and Supplementary Data and certain vendor financing arrangements in the ordinary course of business or

     -- Any material related party transactions

GENERAL OVERVIEW

     Management believes the key elements for assessing the Company's performance are the ability to generate stable and improving operating profit margins on existing business, and to generate similar or better operating profit margins on new business. An additional element is the ability to generate positive cash flow from continuing operations. In assessing the Company's performance, adjustments are made for items the Company considers to be atypical, such as those noted below, to help ensure the analysis is performed on a consistent, comparable basis from period to period.

     The Company's business is focused on the U.S. healthcare industry, specifically on the administrative functions of healthcare providers. The healthcare industry is generally not impacted by wider trends in the U.S. economy. The Company's revenue may be impacted by payer reimbursement rates for physicians, but typically the mix of rate increases or decreases for the different physician specialties the Company supports results in a typically nominal impact on Physician Services division as well as consolidated results, as was the case during 2004. The Hospital Services division may be impacted by the overall hospital-spending environment, but as revenue for the division's services and products are generated by either transaction-based fees or supported by the maintenance fees from its substantial installed base, versus software license and implementation fees, division or consolidated results are not typically materially impacted. During 2004, the healthcare industry continued to work towards compliance with the HIPAA standards for electronic transactions. The Company incurred expenses during 2003 and 2004 as it worked towards compliance but these expenses did not materially impact operating income. The Hospital Services division did experience a reduction in the sales of certain revenue cycle management products as hospitals worked towards compliance and delayed purchases. However, sales of the remainder of the division's products compensated for this slow down, resulting in revenue growth and operating margins that were in line with management's expectations.

     Consolidated revenue for the year ended December 31, 2004, increased as compared to the same period of 2003, but consolidated operating expenses increased at a higher rate, resulting in a decline in consolidated operating margin from 10.9% in 2003 to 8.2% in 2004. However, there were several atypical items that contributed to the increased operating expenses in 2004. In particular, the Company incurred expenses of approximately $6.3 million in 2004 related to the additional procedures as part of the year-end 2003 audit. The Company also incurred approximately $1.9 million of expenses related to the initiative to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act, which were not in the 2003 results, as well as approximately $1.0 million in expenses associated with the relocation of the Company's corporate office in July 2004. All three of these items were classified in the Corporate segment. Consolidated operating margins were also negatively impacted by the deferral and delay of revenue in the Physician Services division. Specifically, the division deferred approximately $0.8 million in revenue related to a large contract for which the division has performance targets as well as the delay of approximately

$1.5 million in revenue related to a technical problem in transmitting electronic claims to payers. The $0.8 million in revenue was deferred in 2004, and all expenses related to the contract were recorded during 2004. The $1.5 million in revenue was delayed during the fourth quarter, and is expected to be recognized during the first quarter of 2005. All expenses related to generating the claims were recorded in the fourth quarter. Partially offsetting these negative items was a gain of $1.5 million that the Company recognized in the third quarter of 2004 in conjunction with a settlement with its former insurance underwriters, Lloyd's of London, which was recorded in the Corporate segment.

     The Company has improved its capital structure over the past two years, evidenced by decreased interest expense. Interest expense decreased approximately $3.4 million, or 19%, from 2002 to 2003 due to a debt refinancing undertaken in September 2003, which lowered the Company's interest rate from a fixed 9.50% to a LIBOR plus 4.25% rate (approximately 5.39% at the time of the refinancing). Interest expense for 2004 decreased approximately $7.8 million, or 53%, compared to 2003, also due to a reduction in the Company's effective interest rate. This reduction resulted from the debt refinancing undertaken in September 2003 combined with another refinancing in June 2004, which further lowered the Company's interest rate to a fixed 3.25%. The Company incurred expenses of approximately $6.3 million related to the September 2003 refinancing and approximately $5.9 million related to the June 2004 refinancing. The Company believes these refinancings, which improved its borrowing rate, earnings and cash flow generation, were important steps in effectively managing its capital structure.

     In addition, the business continues to generate positive cash flow from continuing operations, with an increase of approximately 72% in 2004 as compared to 2003. This increase included the atypical cash flow items of $16.2 million cash received on the Lloyd's of London settlement and the $6.3 million cash spent on the additional procedures. Cash flow from continuing operations was $28.5 million for the year ended December 31, 2003, which was an increase of 23% over the Company's performance in 2002.

RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

  YEARS ENDED DECEMBER 31, 2004 AND 2003

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Physician Services..........................................   $260,473     $251,251
Hospital Services...........................................    105,923       97,240
Eliminations................................................    (13,605)     (13,322)
                                                               --------     --------
                                                               $352,791     $335,169
                                                               ========     ========

     Revenue for the Physician Services division increased approximately 4% in 2004 compared to 2003. The revenue increase is due to the implementation of net new business sold during the first six months of 2004 as well as prior periods. Net new business sold includes the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Pricing for the division's services during 2004 was consistent with the prior year.

     For the year ended December 31, 2004, the Company deferred approximately $0.8 million in revenue related to a large contract signed in 2004. The revenue deferral was required because the interim measurement periods specified in the contract do not coincide with the Company's quarterly reporting periods. As a result, a portion of the fees the Company received under this contract were subject to an interim performance target for a fiscal quarter ending after December 31, 2004, and consequently, were not considered fixed and determinable for revenue recognition purposes at the end of the year. All expenses incurred by the Company related to the contract for the year ended December 31, 2004, were recorded during the year.

     During December 2004, the Company experienced a technical problem in its physician claims clearinghouse that resulted in a delay in transmitting electronic claims to payers for its Physician Services division. The technical problem has been resolved. However, the delay in transmitting claims adversely impacted the timing of reimbursement from payers, and reduced revenue recognized by the Physician Services division during the quarter ended December 31, 2004, by approximately $1.5 million. The Company expects to recognize this revenue during the first quarter of 2005.

     The division had a positive net backlog of approximately $5 million as of December 31, 2004, compared to a negative net backlog of approximately $2 million at December 31, 2003. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 9% in 2004 compared to 2003. Pricing for the division's products and services in 2004 was consistent with the prior year. Revenue growth in the division was positively impacted by an increase in resource management revenue of approximately 8%, which was equally attributable to the implementation of new business sold as well as previously unbilled maintenance for certain resource management software customers for which revenue was recognized upon receipt of payment. Revenue growth was also positively impacted by an increase in revenue cycle management revenue of approximately 9%. This growth is evidenced by the medical transaction volume increase of approximately 14% for the period over 2003. The increase in revenue for revenue cycle management services and the medical transaction volume increase primarily resulted from new business sold during the second quarter of 2004. Transaction volume growth and revenue growth can differ due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     The Hospital Services division revenue includes intersegment revenue for services provided to the Physician Services division, which is shown as Eliminations to reconcile to total consolidated revenue.

     Segment Operating Income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Physician Services..........................................   $ 27,566     $ 29,356
Hospital Services...........................................     23,323       22,569
Corporate...................................................    (21,955)     (15,417)
                                                               --------     --------
                                                               $ 28,934     $ 36,508
                                                               ========     ========

     Physicians Services' segment operating income decreased 6% in 2004 over 2003, resulting in an operating margin of approximately 10.6% versus approximately 11.7% in the prior year. Margins for the current year period were negatively impacted by costs associated with the implementation of approximately $16 million of net new business sold during the first nine months of 2004, compared to net new business sold of $5 million in the first nine months of 2003. Because the division recognizes revenue on a percentage of cash collections, costs are typically incurred in the first three months of implementing a contract before revenue is recognized. The operating margin for the current year was negatively impacted by the deferral of approximately $0.8 million of revenue, as well as the delay of approximately $1.5 million of revenue, as previously mentioned, as all related expenses were recorded during 2004.

     Hospital Services' segment operating income increased approximately 3% in 2004 over 2003, and operating margins were approximately 22.0% versus approximately 23.2% in the prior year. The operating margin decline can be attributed to a large print and mail customer contract, signed in the second quarter of 2004, which was profitable for 2004 but below the normal profitability level for print and mail contracts, which negatively impacted margins by approximately 1.4% in 2004. As part of the transaction in signing the customer, the Company acquired substantially all of the production assets and personnel of the customer's hospital and physician patient statement and paper claims print and mail business. The division will consolidate this operation into its existing print and mail facility located in Lawrenceville, Georgia during the first half of 2005, which is expected to improve margins for this contract. The operating margin decline was partially offset by unbilled maintenance revenue for certain resource management software customers that was recognized upon receipt of payment, which positively impacted margins by 1.2% in 2004.

     The Company's corporate overhead expenses, which include certain executive and administrative functions, increased approximately $6.5 million, or approximately 42% in 2004 over 2003. Corporate overhead expenses included approximately $6.3 million of expenses related to the additional procedures performed in 2004, approximately $1.9 million of professional services expense related to the Company's initiative to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act, a gain of approximately $1.5 million on the settlement with Lloyd's of London, a decrease in insurance expense of approximately $1.4 million, and an expense of approximately $1.0 million related to the relocation of the Company's principal executive office (refer to Note 2 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-14 to F-15 for more information).

     Interest. Interest expense was approximately $6.8 million for the twelve months ended December 31, 2004, as compared to approximately $14.6 million for the same period in 2003.

     In 2003, the Company permanently retired $50 million of its then-outstanding debt of $175 million. The Company refinanced the remaining balance of $125 million at substantially lower interest rates. Subsequently, in June 2004, the Company refinanced its debt and further reduced its interest rate by issuing $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024. These actions resulted in the reduction of interest expense of approximately $7.8 million in 2004 as compared to 2003 (refer to Note 10 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-20 to F-22 for more information).

     Loss on Extinguishment of Debt. During the year ended December 31, 2004, in connection with the retirement of the Company's then-outstanding $118.8 million under the Term Loan B, the Company wrote off approximately $3.5 million of deferred debt issuance costs associated with the Term Loan B. Additionally, the Company incurred a prepayment penalty of approximately $2.4 million due to the early retirement of the Term Loan B.

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

     The Company recorded costs related to the additional procedures totaling approximately $6.3 million during the twelve months ended December 31, 2004, and included these costs in other expenses in the Company's Consolidated Statements of Income. In segment reporting, these costs are classified in the Corporate segment.

     On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the twelve months ended December 31, 2004. The gain has been reflected in the Company's Corporate segment. In the Consolidated Statement of Income, the gain is included in other expenses.

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable, operating lease for that office space in February 2004 which will expire in June 2014. While the new landlord assumed the payments for the lease of the Company's former corporate office, the Company recorded an expense of approximately $1.0 million upon its exit of the former office facility. The expense has been reflected in the Company's Corporate segment. In the Consolidated Statement of Income, the expense is included in other expenses.

     During the year ended December 31, 2003, the Hospital Services and Corporate divisions incurred approximately $0.5 million and $0.3 million, respectively, of restructuring expenses related to the July 2003 realignment of the Company into the Physician Services and Hospital Services divisions following the Patient1 divestiture.

     Income Taxes. Income tax (benefit) expense, which is related to federal, state, local and foreign income taxes, was a benefit of approximately ($28.1) million and an expense of $27,000 during the years ended December 31, 2004, and 2003, respectively. The 2003 income tax expense was offset by a benefit for a federal income tax refund of approximately $0.8 million related to the gain on the sale of Healthcare Recoveries, Inc. ("HRI"), resulting in a net tax expense of $27,000.

     As of December 31, 2004, and 2003, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset of $167.3 million was required as of December 31, 2003, and a partial valuation allowance of $137.4 million was required as of December 31, 2004. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal and state net operating loss carryforwards. The Company determined during 2004 that it was more likely than not that a portion of the deferred tax asset would be realized during the foreseeable future; therefore, the valuation allowance was adjusted accordingly. The Company recognized a non-cash tax benefit of approximately $28.1 million during 2004 as a result of the valuation allowance adjustment. At December 31, 2004, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $393.7 million. The NOLs will expire at various dates between 2005 and 2024 (refer to Note 16 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-28 to F-29 for more information regarding NOL expiration dates and respective amounts).

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell its Patient1 clinical product line ("Patient1") to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on improving reimbursement and administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company entered into binding arbitration with Misys regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million.

     In September 2003, the Company initiated a process to sell its Business1 patient accounting product line ("Business1"). As with the sale of Patient1, the discontinuance of Business1 allowed the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value less costs to sell and incurred an $8.5 million expense. On February 2, 2004, the Company announced the sale of Business1, effective January 31, 2004, to a privately held company for $0.6 million, which will be received in three payments through June 2006. No cash consideration was received at closing or through December 31, 2004.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Summarized operating results for the discontinued operations are as follows:

                                                  YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------
                                          2004                             2003
                              ----------------------------   ---------------------------------
                              PATIENT1   BUSINESS1   TOTAL   PATIENT1(1)   BUSINESS1    TOTAL
                              --------   ---------   -----   -----------   ---------   -------
                                                       (IN THOUSANDS)
Revenue.....................    $ --       $ 106     $ 106     $15,247      $   474    $15,721
                                ====       =====     =====     =======      =======    =======
Loss from discontinued
  operations before income
  taxes.....................    $(18)      $(303)    $(321)    $(1,270)     $(3,589)   $(4,859)
Income tax expense..........      --          --        --          46           --         46
                                ----       -----     -----     -------      -------    -------
Loss from discontinued
  operations, net of tax....    $(18)      $(303)    $(321)    $(1,316)     $(3,589)   $(4,905)
                                ====       =====     =====     =======      =======    =======

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

     For the year ended December 31, 2002, the Company expensed $0.7 million through discontinued operations to reflect an agreement resolving an indemnification claim by NCO Group, Inc. ("NCO"), the buyer of the Company's MSC division. When NCO bought MSC, the Company agreed to indemnify NCO for limited periods of time in the event NCO incurred certain damages related to MSC. NCO incurred such damages in connection with an alleged environmental liability of MSC, and the Company agreed to reimburse NCO for a portion of those damages, in satisfaction of the Company's indemnification obligation. The Company paid NCO $0.3 million, including interest of approximately $0.1 million, on September 16, 2002, and 2004. The Company intends to pay the remaining balance of $0.2 million, plus interest at the then-current prime rate, to NCO, in the third quarter of 2005.

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

     During the years ended December 31, 2004, and 2003, the Company incurred expenses of approximately $14,000 and $0.9 million, respectively, which were primarily legal costs associated with MSC and Impact. These expenses were recognized through (loss) income from discontinued operations in the Company's Consolidated Statements of Income.

  YEARS ENDED DECEMBER 31, 2003 AND 2002

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Physician Services..........................................   $251,251     $245,383
Hospital Services...........................................     97,240       92,854
Eliminations................................................    (13,322)     (12,673)
                                                               --------     --------
                                                               $335,169     $325,564
                                                               ========     ========

     Revenue for the Physician Services division increased approximately 2% in 2003 compared to 2002. Pricing for the division's services was stable compared to the prior year. Revenue growth can be attributed to the implementation of net new business sold of approximately $6 million in the first six months of 2003 as well as net new business sold in prior periods. Net new business is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Due to the timing of new sales, the division had a negative net backlog of approximately $2 million as of December 31, 2003, compared to a positive net backlog of approximately $4 million at December 31, 2002. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

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

     Segment Operating Income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Physician Services..........................................  $29,356   $25,864
Hospital Services...........................................   22,569    18,840
Corporate...................................................  (15,417)  (14,816)
                                                              -------   -------
                                                              $36,508   $29,888
                                                              =======   =======

     Physicians Services' segment operating income increased 14% in 2003 over 2002, resulting in an operating margin of approximately 11.7% versus approximately 10.5% in the prior year. The margin expansion can be attributed to incremental margins achieved on increased revenue as well as a decrease in other operating expenses of approximately 1.7 percentage points as a percentage of revenue. The decrease in other operating expenses can be attributed to a company-wide initiative to limit discretionary spending and general cost control efforts to maintain or decrease other variable costs. The operating margins were negatively affected by approximately $3.4 million of costs related to the conversion of the current ASP-based physician practice management solution clients onto a new, web-based platform.

     Hospital Services' segment operating income increased approximately 20% in 2003 over 2002, resulting in operating margins of approximately 23.2% versus approximately 20.3% in the prior year. The operating margin improvement can be attributed to the previously mentioned increase in revenue as well as lower operating expenses due to a company-wide initiative to limit discretionary spending and general cost control efforts to maintain or decrease other variable costs. Other operating expenses decreased 1.9 percentage points as a percentage of revenue.

     The Company's corporate overhead expenses, which include certain executive and administrative functions, increased approximately 4% in 2003 over 2002. Corporate overhead expenses include approximately $0.3 million of restructuring expenses in 2003 related to the July 2003 realignment of the Company into the Physician Services and Hospital Services divisions following the Patient1 divestiture. Corporate overhead expenses included approximately $2.8 million and $3.0 million in 2003 and 2002, respectively, of increased insurance premiums and litigation expenses related to the Company's former underwriters, Lloyd's of London's, attempt to rescind certain insurance policies (refer to Note 12 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on page F-23 for more information).

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

     As of December 31, 2003, and 2002, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a full valuation allowance against the deferred tax asset of $167.3 million and $212.3 million was required as of December 31, 2003, and December 31, 2002, respectively. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal net operating loss carryforwards.

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell its Patient1 clinical product line ("Patient1") to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on improving reimbursement and administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company entered into binding arbitration with Misys regarding the final closing adjustments, and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million, in 2004.

     In September 2003, the Company initiated a process to sell its Business1 patient accounting product line ("Business1"). As with the sale of Patient1, the discontinuance of Business1 allowed the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, the Company wrote down the net assets of Business1 to fair market value less costs to sell and incurred an $8.5 million expense. On February 2, 2004, the Company announced the sale of Business1, effective January 31, 2004, to a privately held company for $0.6 million, which will be received in three payments through June 2006. No cash consideration was received at closing.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Summarized operating results for the discontinued operations are as follows:

                                                   YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------
                                            2003                               2002
                              ---------------------------------   ------------------------------
                              PATIENT1(1)   BUSINESS1    TOTAL    PATIENT1   BUSINESS1    TOTAL
                              -----------   ---------   -------   --------   ---------   -------
                                                        (IN THOUSANDS)
Revenue.....................    $15,247      $   474    $15,721   $25,855     $ 2,498    $28,353
                                =======      =======    =======   =======     =======    =======
(Loss) income from
  discontinued operations
  before income taxes.......    $(1,270)     $(3,589)   $(4,859)  $   888     $(1,921)   $(1,033)
Income tax expense..........         46           --         46       443          --        443
                                -------      -------    -------   -------     -------    -------
(Loss) income from
  discontinued operations,
  net of tax................    $(1,316)     $(3,589)   $(4,905)  $   445     $(1,921)   $(1,476)
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

     On November 30, 1998, the Company completed the sale of its MSC business segment. In 1999, the Company completed the sale of both divisions of its Impact business segment. Pursuant to APB No. 30, the consolidated financial statements of the Company have been presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

     For the year ended December 31, 2002, the Company expensed $0.7 million through discontinued operations to reflect an agreement resolving an indemnification claim by NCO Group, Inc. ("NCO"), the buyer of the Company's MSC division. When NCO bought MSC, the Company agreed to indemnify NCO for limited periods of time in the event NCO incurred certain damages related to MSC. NCO incurred such damages in connection with an alleged environmental liability of MSC, and the Company agreed to reimburse NCO for a portion of those damages, in satisfaction of the Company's indemnification obligation. The Company paid NCO $0.3 million on September 16, 2002, and $0.3 million on September 16, 2004. The Company intends to pay the remaining balance of $0.2 million, plus interest at the then-current prime rate, to NCO, in the third quarter of 2005.

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

     During the years ended December 31, 2003, and 2002, the Company incurred expenses of approximately $0.9 million and $0.3 million, respectively, which were primarily legal costs associated with MSC and Impact. These expenses were recognized through (loss) income from discontinued operations in the Company's Consolidated Statements of Income.

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances and cash flows from continuing operations for the years ended December 31, 2004, and 2003 (in thousands):

                                                                2004       2003
                                                              --------   --------
Unrestricted cash and cash equivalents at December 31.......  $ 42,422   $ 25,271
Cash provided by continuing operations......................  $ 48,924   $ 28,471
Cash (used for) provided by investing activities from
  continuing operations.....................................  $(10,581)  $ 17,527
Cash used for financing activities from continuing
  operations................................................  $(20,758)  $(54,768)

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     Restricted cash at December 31, 2004, and December 31, 2003, of approximately $0.1 million, represents amounts collected on behalf of certain Physician Services and Hospital Services clients, a portion of which is held in trust until it is remitted to such clients.

     During 2004, the Company generated approximately $48.9 million in cash from continuing operations which includes cash generated from normal operations as well as the receipt of the $16.2 million settlement from Lloyd's of London (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information), offset by cash payments related to additional procedures necessary under SAS No. 99 totaling approximately $6.3 million (refer to "Note 2 -- Other Expenses" in the Company's Notes to Consolidated Financial Statements for more information), the payment of approximately $5.7 million in expenses and legal settlements related to the matter with Lloyd's of London and interest payments of approximately $5.7 million.

     During 2003, the Company generated approximately $28.5 million in cash from continuing operations which includes cash generated from normal operations as well as a release of restricted cash of approximately $4.2 million offset by interest payments of approximately $18.3 million and the payment of approximately $7.4 million in financing expenses, and legal settlements related to Lloyd's of London (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements for more information).

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

     During 2004, cash used for investing activities from continuing operations was approximately $10.6 million consisting primarily of approximately $13.0 million for capital expenditures and investment in software development costs and approximately $1.1 million of cash used for an acquisition, partially offset by approximately $3.7 million of net proceeds related to the final closing adjustments from the July 2003 sale of Patient1.

     During 2003, the Company generated approximately $17.5 million in cash from investing activities from continuing operations consisting of net proceeds of $27.9 million from the sale of the Patient1 product line during July 2003 offset by capital expenditures and software development costs of $10.3 million.

     During 2004, the Company used approximately $20.8 million in cash for financing activities. On June 30, 2004 the Company raised $125 million from the sale of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") and retired the $118.8 million then outstanding under the Term Loan B concurrently with the completion of the Convertible Debenture offering. On June 30, 2004, the Company also completed an amendment to the Revolving Credit Facility to increase its capacity and lower the Company's borrowing rate. The Revolving Credit Facility's capacity was expanded from $50 million to $75 million and the facility's maturity was extended to three years. The Company incurred a prepayment penalty on the early retirement of the Term Loan B totaling $2.4 million in addition to financing costs of approximately $3.5 million related to the Convertible Debenture offering and amendment to the Revolving Credit Facility. The Company also repurchased, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding Common Stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. The cost of the refinancing and purchase of Common Stock is partially offset by proceeds from the exercise of stock options of approximately $7.4 million.

     During 2003, the Company used approximately $54.8 million in cash from financing activities primarily for repayment of the Company's long-term debt. The Company used cash on hand as well as the net proceeds from the Patient 1 divestiture to retire $53.1 million of long-term debt during 2003. The Company refinanced the remaining $125 million in long-term debt during September 2003 and entered into a $175 million Credit Agreement (the "Credit Agreement"). The Credit Agreement consisted of a $125 million Term Loan B (the "Term Loan B") and a $50 million revolving credit facility (the "Revolving Credit Facility"). In conjunction with the refinancing transaction, the Company capitalized approximately $5.5 million in costs, including legal and other professional fees related to the Credit Agreement and other costs, which were included in the Company's other long-term assets on the Consolidated Balance Sheet. The Company began amortizing these costs over the three and five years periods and included them in interest expense. In addition, the Company incurred expenses associated with the retirement of the Notes and the 2001 Credit Facility of approximately $6.3 million that are included in the Company's loss on extinguishment of debt for 2003, including the tender offer premium, the call premium and the write-off of unamortized debt issuance costs associated with the Notes as well as the unamortized debt issuance costs associated with entering into the 2001 Credit Facility. Financing cash flows associated with the repayment of long-term debt in 2003 were offset with approximately $8.0 million of proceeds from employees' exercise of stock options.

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

     During 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). In the settlement, Lloyd's agreed to pay the Company $20 million in cash by July 9, 2004. Lloyd's also agreed to defend, settle or otherwise resolve at their expense the two remaining pending claims covered under the errors and omissions ("E&O") policies issued to the Company by Lloyd's. In exchange, the Company provided Lloyd's with a full release of all E&O and directors and officers and company reimbursement ("D&O") policies. The California Superior Court retained jurisdiction to enforce any aspect of the settlement agreement.

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

     During the course of litigation the Company funded the legal costs and any litigation settlements related to E&O claims covered by the Lloyd's E&O policies. These items negatively impacted the Company's cash flow for the year ended December 31, 2004, approximately $5.7 million, which consisted of approximately $2.1 million related to the cost of pursuing the litigation against Lloyd's and approximately $3.6 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. The negative impact of these items on the Company's cash flow for the year ended December 31, 2003, was approximately $7.4 million, which consisted of approximately $2.1 million related to insurance premium increases for new insurance coverage and the cost of pursuing the litigation against Lloyd's and approximately $5.3 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies.

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

CONTRACTUAL OBLIGATIONS

     The following table sets forth the Company's contractual obligations as of December 31, 2004:

                                                             PAYMENTS DUE BY PERIOD
                                                            AS OF DECEMBER 31, 2004
                                          ------------------------------------------------------------
                                                     LESS THAN                               MORE THAN
                                           TOTAL      1 YEAR     1 - 3 YEARS   3 - 5 YEARS    5 YEARS
                                          --------   ---------   -----------   -----------   ---------
                                                                 (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
  Long-term debt........................  $125,000    $    --      $             $           $125,000
  Operating lease obligations...........    40,890     10,849       13,615        8,019         8,407
  Capital lease obligations.............       625         98          244          260            23
  Purchase obligations
    Capital expenditure obligations.....     1,180      1,180           --           --            --
    Other purchase obligations..........       292        292           --           --            --
  Other long-term liabilities reflected
    on the Company's Balance Sheet under
    GAAP:
    Restructuring reserves and
      other(1)..........................     1,103        262          366          293           182
    Software maintenance agreements.....       827        138          689           --            --
    Settlement obligations related to
      Lloyd's receivable................       400        400           --           --            --
    Settlement obligations -- NCO(2)....       225        225                        --            --
                                          --------    -------      -------       ------      --------
Total...................................  $170,542    $13,444      $14,914       $8,572      $133,612
                                          ========    =======      =======       ======      ========

---------------

(1) The amounts reflected under restructuring reserves and other are amounts reserved for estimated lease termination costs associated with the Company's Physician Services division's 1995 restructuring. For more information, see "Note 6 -- Restructuring Expenses" in the Company's Notes to Consolidated Financial Statements.

(2) For more information, see "Note 5 -- Discontinued Operations and Divestitures" in the Company's Notes to Consolidated Financial Statements.

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

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001, and 2002, and the nine months ended September 30, 2003, the Company's independent auditors determined that a material weakness related to the Company's internal controls existed. The Company's auditors reported to the Company that the errors that resulted in the restatements were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. While the Company has taken steps to improve controls in these areas, the Company cannot be certain that these steps will ensure that it implements and maintains adequate controls over financial processes and reporting in the future. Failure to maintain adequate controls of this type could adversely impact the accuracy and future timeliness of the Company's financial reports filed pursuant to the Securities Exchange Act of 1934. If the Company cannot provide reliable and timely financial reports, its business and operating results could be harmed, investors could lose confidence in its reported financial information, its common stock could be delisted from the Nasdaq Stock Market, and the trading price of its common stock could fall.

  THE COMPANY HAS A SIGNIFICANT AMOUNT OF LONG-TERM DEBT AND OBLIGATIONS TO MAKE PAYMENTS, WHICH COULD LIMIT THE COMPANY'S FUNDS AVAILABLE FOR OTHER ACTIVITIES.

     The Company has approximately $125 million of long-term indebtedness and $0.6 million in capital lease obligations and, as a result, is required to make interest and principal payments. If unable to make the required debt payments, the Company could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance the Company's indebtedness, or seek additional equity capital. The Company's ability to make payments on the Company's debt obligations will depend on future operating performance, which may be affected by conditions beyond the Company's control.

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

     The Company has the option of entering into loans based on LIBOR or on Base Rates under the Revolving Credit Facility. As such, if the Company were to borrow amounts under the Revolving Credit

Facility, the Company could experience fluctuations in interest rates under the Revolving Credit Facility. The Company has not incurred any borrowings under the Revolving Credit Facility since inception.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     As a result of errors that led to the restatements of the Company's financial statements for the years ended December 31, 2001, and 2002, and the nine months ended September 30, 2003, the Company's independent registered public accounting firm determined that a material weakness related to the Company's internal controls existed. On May 12, 2004, the independent registered public accounting firm reported to the Company that the errors that resulted in the restatements were the result of not having appropriate controls over the estimation process associated with the establishment of accruals and reserves and the lack of adequate supervision of accounting personnel. Those errors generally related to the timing of recording accruals for sales commissions, vacation liabilities, legal expenses, incentive compensation and other liabilities. The Company took steps during the quarter ended September 30, 2004, to improve controls in these areas. Of those steps, the following constituted changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting:

     - Hired a new Vice President -- Corporate Controller and Principal Accounting Officer;

     - Reorganized the Company's accounting groups so that the divisional accounting departments now report directly to the Corporate Controller;

     - Instituted a formal checklist to help ensure all month-end close procedures and processes are completed in a timely fashion; and

     - Required monthly review and documented approval by appropriate levels of management for all balance sheet account reconciliations, including accruals for sales commissions, vacation liabilities, legal expenses, health insurance and incentive compensation.

     Management believes that the actions taken and additional controls implemented during the quarter ended September 30, 2004, effectively addressed the material weakness identified by the Company's independent registered public accounting firm.

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based in part on the steps taken by the Company in the third quarter of 2004 to improve its internal controls, the Company's Chief Executive Officer and the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.

     In connection with efforts to comply with Section 404(a) of the Sarbanes-Oxley Act in 2004, the Company has implemented additional controls, policies and procedures during the quarter ended December 31, 2004, and will continue to enhance its internal control structure, as necessary, on an ongoing basis. None of the additional controls, policies and procedures implemented during the quarter ended December 31, 2004, related to Section 404(a) of the Sarbanes-Oxley Act of 2002 constitute changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management of the Company has concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included herein, as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers that is contained in Part I of this Report pursuant to General Instruction G of this Form 10-K, is included in the sections entitled "Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2005, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2005, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included in the sections entitled "Director and Executive Officer Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2005, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is certain information as of December 31, 2004, regarding an outstanding loan made in November 2000 pursuant to the employment agreement between the Company and Philip M. Pead.

                                                            LARGEST AGGREGATE AMOUNT   BALANCE AS
NAME AND POSITION                 NATURE OF INDEBTEDNESS      OUTSTANDING IN 2004      OF 12/31/04   INTEREST
-----------------                 -----------------------   ------------------------   -----------   --------
Philip M. Pead, Chairman,
  President, Chief Executive
  Officer and Director..........  Common Stock purchase(1)          $250,000            $250,000        (2)

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

     This information is also included in the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is included in the section entitled "Selection of Independent Auditors" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2005, and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) 1. Financial Statements

       Report of Independent Registered Public Accounting Firm;

       Consolidated Balance Sheets -- as of December 31, 2004 and 2003;

       Consolidated Statements of Income -- years ended December 31, 2004, 2003 and 2002;

       Consolidated Statements of Cash Flows -- years ended December 31, 2004, 2003 and 2002;

       Consolidated Statements of Stockholders' Equity (Deficit) -- years ended December 31, 2004, 2003 and 2002; and

       Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules

       Included in Part IV of the report:

       Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 2004, 2003 and 2002;

       Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required.

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                        DOCUMENT
-------                                       --------
        2.1   --    Asset Purchase Agreement dated as of June 18, 2003, among
                    Misys Hospital Systems, Inc., Misys Healthcare Systems
                    (International) Limited, Misys plc, Registrant, and PST
                    Products, LLC., together with the First Amendment thereto
                    dated as of June 28, 2003 (incorporated by reference to
                    Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                    2003).
        3.1   --    Restated Certificate of Incorporation of Registrant
                    (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
                    Form 10-K")).
        3.2   --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003).
        4.1   --    Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1999 Form 10-K).
        4.2   --    Form of Option Agreement relating to Registrant's Amended
                    and Restated Non-Employee Director Stock Option Plan
                    (incorporated by reference to Appendix B to Definitive Proxy
                    Statement dated April 1, 2003, relating to Registrant's 2003
                    Annual Meeting of Stockholders).
        4.3   --    Form of Option Agreement relating to Registrant's Second
                    Amended and Restated Non-Qualified Stock Option Plan
                    (incorporated by reference to Exhibit 4.2 to the 1999 Form
                    10-K).
        4.4   --    Form of Option Agreement relating to Registrant's
                    Non-Qualified Stock Option Plan for Non-Executive Employees
                    (incorporated by reference to Exhibit 4.6 to the 1999 Form
                    10-K).

EXHIBIT
NUMBER                                        DOCUMENT
-------                                       --------
        4.5   --    Form of Option Agreement relating to Registrant's
                    Non-Qualified Stock Option Plan for Employees of Acquired
                    Companies (incorporated by reference to Exhibit 4.4 to
                    Registration Statement on Form S-3, File No. 33-71552).
        4.6   --    Form of Option Agreement relating to Registrant's Restricted
                    Stock Plan (incorporated by reference to Exhibit 4.5 to
                    Annual Report on Form 10-K for the year ended December 31,
                    1995 (the "1995 Form 10-K")).
        4.7   --    Rights Agreement dated as of February 11, 1999, between
                    Registrant and American Stock Transfer & Trust Company
                    (including form of rights certificates) (incorporated by
                    reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
        4.8   --    First Amendment to Rights Agreement dated as of February 11,
                    1999, between Registrant and American Stock Transfer & Trust
                    Company, entered into as of May 4, 2000 (incorporated by
                    reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                    for the quarter ended March 31, 2000).
        4.9   --    Second Amendment to Rights Agreement dated as of February
                    11, 1999, between Registrant and American Stock Transfer &
                    Trust Company, entered into as of December 6, 2001, to be
                    effective as of March 6, 2002 (incorporated by reference to
                    Exhibit 4.12 to Annual Report on Form 10-K for the year
                    ended December 31, 2001 (the "2001 Form 10-K")).
        4.10  --    Third Amendment to Rights Agreement dated as of February 11,
                    1999, between Registrant and American Stock Transfer & Trust
                    Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K")).
        4.11  --    Fourth Amendment to Rights Agreement dated as of February
                    11, 1999, between Registrant and American Stock Transfer &
                    Trust Company, entered into as of February 18, 2005
                    (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
        4.12  --    Indenture dated as of June 30, 2004, between Registrant and
                    U.S. Bank National Association, as Trustee, relating to
                    Registrant's 3.25% Convertible Subordinated Debentures Due
                    2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2004).
        4.13  --    Resale Registration Rights Agreement dated as of June 30,
                    2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                    Registrant's 3.25% Convertible Subordinated Debentures Due
                    2024 (incorporated by reference to Exhibit 4.6 to Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2004).
       10.1   --    Credit Agreement dated as of September 11, 2003, by and
                    among Registrant, certain subsidiaries of Registrant
                    identified therein, as Guarantors, the Lenders identified
                    therein, and Bank of America, N.A., as Administrative Agent
                    (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2003).
       10.2   --    First Amendment to Credit Agreement dated as of June 30,
                    2004, among Registrant, the Guarantors party thereto, the
                    Lenders party thereto and Bank of America, N.A., as
                    Administrative Agent (incorporated by reference to Exhibit
                    10.1 to Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2004).
       10.3   --    Amended and Restated Per-Se Technologies, Inc. Non-Employee
                    Director Stock Option Plan (incorporated by reference to
                    Appendix B to Definitive Proxy Statement dated April 1,
                    2003, relating to Registrant's 2003 Annual Meeting of
                    Stockholders).
       10.4   --    Second Amended and Restated Per-Se Technologies, Inc.
                    Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K).
       10.5   --    First Amendment to Second Amended and Restated Per-Se
                    Technologies, Inc. Non-Qualified Stock Option Plan
                    (incorporated by reference to Exhibit 10.45 to the 1999 Form
                    10-K).
       10.6   --    Registrant's Non-Qualified Stock Option Plan for
                    Non-Executive Employees (incorporated by reference to
                    Exhibit 10.23 to Annual Report on Form 10-K for the year
                    ended December 31, 1996 (the "1996 Form 10-K")).
       10.7   --    First Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

EXHIBIT
NUMBER                                        DOCUMENT
-------                                       --------
       10.8   --    Second Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).
       10.9   --    Third Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to the 1997 Form 10-K).
       10.10  --    Fourth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).
       10.11  --    Fifth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.28 to the 1997 Form 10-K).
       10.12  --    Sixth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).
       10.13  --    Seventh Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K).
       10.14  --    Eighth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).
       10.15  --    Ninth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2002).
       10.16  --    Tenth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.31 to the 2002 Form 10-K).
       10.17  --    Registrant's Non-Qualified Stock Option Plan for Employees
                    of Acquired Companies (incorporated by reference to Exhibit
                    99.1 to Registration Statement on Form S-8, File No.
                    33-67752).
       10.18  --    First Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 99 to Registration Statement on Form
                    S-8, File No. 33-71556).
       10.19  --    Second Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 99 to Registration Statement on Form
                    S-8, File No. 33-88442).
       10.20  --    Third Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.14 to the 1995 Form 10-K).
       10.21  --    Fourth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 99.2 to Registration Statement on Form
                    S-8, File No. 333-3213).
       10.22  --    Fifth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 99.1 to Registration Statement on Form
                    S-8, File No. 333-07627).
       10.23  --    Sixth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.21 to the 1996 Form 10-K).
       10.24  --    Seventh Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.23 to the 1998 Form 10-K).
       10.25  --    Eighth Amendment to Registrant's Non-Qualified Stock Option
                    Plan For Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.12 to the 1999 Form 10-K).
       10.26  --    Ninth Amendment to Registrant's Non-Qualified Stock Option
                    Plan For Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.12 to the 2000 Form 10-K).
       10.27  --    Tenth Amendment to Registrant's Non-Qualified Stock Option
                    Plan For Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.1 to Quarterly Report of Form 10-Q for the quarter ended June 30, 2002).

EXHIBIT
NUMBER                                        DOCUMENT
-------                                       --------
       10.28  --    Restricted Stock Plan of Registrant, dated as of August 12,
                    1994 (incorporated by reference to Exhibit 10.2 to
                    Registration Statement on Form S-4, File No. 33-88910).
       10.29  --    The Per-Se Technologies Employees' Retirement Savings Plan
                    (incorporated by reference to Exhibit 10.26 to the 1999 Form
                    10-K).
       10.30  --    First Amendment to the Per-Se Technologies Employees'
                    Retirement Savings Plan (incorporated by reference to
                    Exhibit 10.29 to the 2000 Form 10-K).
       10.31  --    Second Amendment to the Per-Se Technologies Employees'
                    Retirement Savings Plan (incorporated by reference to
                    Exhibit 10.2 to Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2001).
       10.32  --    Third Amendment to the Per-Se Technologies Employees'
                    Retirement Savings Plan (incorporated by reference to
                    Exhibit 10.1 to Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 2001).
       10.33  --    Fourth Amendment to the Per-Se Technologies Employees'
                    Retirement Savings Plan (incorporated by reference to
                    Exhibit 10.2 to Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 2002).
       10.34  --    Fifth Amendment to the Per-Se Technologies Employees'
                    Retirement Savings Plan (incorporated by reference to
                    Exhibit 10.38 to the 2002 Form 10-K).
       10.35  --    Sixth Amendment to the Per-Se Technologies Employees'
                    Retirement Savings Plan (incorporated by reference to
                    Exhibit 10.34 to Annual Report on Form 10-K for the year
                    ended December 31, 2003).
       10.36  --    Seventh Amendment to the Per-Se Technologies Employees'
                    Retirement Savings Plan (incorporated by reference to
                    Exhibit 10.36 to Registration Statement on Form S-1, File
                    No. 333-119012).
       10.37  --    Retirement Savings Trust (incorporated by reference to
                    Exhibit 10.10 to Registration Statement on Form S-1, File
                    No. 33-42216).
       10.38  --    Registrant's Deferred Compensation Plan (incorporated by
                    reference to Exhibit 99 to Registration Statement on Form
                    S-8, Registration No. 33-90874).
       10.39  --    First Amendment to Registrant's Deferred Compensation Plan
                    (incorporated by reference to Exhibit 10.2 to Quarterly
                    Report on Form 10-Q for the quarter ended September 30,
                    1997).
       10.40  --    Second Amendment to Registrant's Deferred Compensation Plan
                    (incorporated by reference to Exhibit 10.3 to Quarterly
                    Report on Form 10-Q for the quarter ended September 30,
                    1997).
       10.41  --    Third Amendment to Registrant's Deferred Compensation Plan
                    (incorporated by reference to Exhibit 10.76 to the 1997 Form
                    10-K).
       10.42  --    Fourth Amendment to Registrant's Deferred Compensation Plan
                    (incorporated by reference to Exhibit 10.32 to the 1999 Form
                    10-K).
       10.43  --    Fifth Amendment to Registrant's Deferred Compensation Plan
                    (incorporated by reference to Exhibit 10.36 to the 2000 Form
                    10-K).
       10.44  --    Per-Se Technologies, Inc. Executive Deferred Compensation
                    Plan effective as of January 1, 2002 (incorporated by
                    reference to Exhibit 10.40 to the 2001 Form 10-K).
       10.45  --    Per-Se Technologies, Inc. Non-Qualified Deferred
                    Compensation Plan Trust Agreement dated as of February 12,
                    2002, between Registrant and Merrill Lynch Trust Company,
                    FSB (incorporated by reference to Exhibit 10.1 to Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 2002).
       10.46  --    Written description of Registrant's Non-Employee Director
                    Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2003).
       10.47  --    Per-Se Technologies, Inc. Deferred Stock Unit Plan
                    (incorporated by reference to Exhibit 10.44 to the 2001 Form
                    10-K).
       10.48  --    First Amendment to Per-Se Technologies, Inc. Deferred Stock
                    Unit Plan (incorporated by reference to Exhibit 10.3 to
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2002).

EXHIBIT
NUMBER                                        DOCUMENT
-------                                       --------
       10.49  --    Per-Se Technologies, Inc. Deferred Stock Unit Plan Trust
                    Agreement dated as of May 1, 2002, between Registrant and
                    Merrill Lynch Trust Company, FSB (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 2002).
       10.50  --    Registrant's Long Term Incentive Plan (incorporated by
                    reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
       10.51  --    Employment Agreement dated November 19, 1996, between
                    Registrant and David E. McDowell (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
       10.52  --    Amendment Number 1 to Employment Agreement between
                    Registrant and David E. McDowell, dated October 20, 1999
                    (incorporated by reference to Exhibit 10.37 to the 1999 Form
                    10-K).
       10.53  --    Employment Agreement dated as of November 13, 2000, between
                    Registrant and Philip M. Pead (incorporated by reference to
                    Exhibit 10.42 to the 2000 Form 10-K).
       10.54  --    Amendment No. 1 to Employment Agreement between Registrant and Philip M. Pead, dated May 8, 2003 (incorporated by
                    reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
       10.55  --    Employment Agreement dated April 14, 2000, between
                    Registrant and Chris E. Perkins (incorporated by reference to Exhibit 10.43 to the 2000 Form 10-K).
       10.56  --    Amendment Number 1 to Employment Agreement between
                    Registrant and Chris E. Perkins, dated as of February 7,
                    2001 (incorporated by reference to Exhibit 10.44 to the 2000
                    Form 10-K).
       10.57  --    Employment Agreement dated July 1, 2003, between Registrant and Philip J. Jordan (incorporated by reference to Exhibit
                    10.3 to Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2003).
       10.58  --    Employment Agreement dated as of May 31, 2001, between
                    Registrant and Paul J. Quiner (incorporated by reference to
                    Exhibit 10.57 to Annual Report on Form 10-K for the year
                    ended December 31, 2003).
       10.59  --    Purchase Agreement dated as of June 24, 2004, between
                    Registrant and Banc of America Securities LLC, as
                    representative of the several initial purchasers of
                    Registrant's 3.25% Convertible Subordinated Debentures Due
                    2024 (incorporated by reference to Exhibit 10.59 to
                    Registration Statement on Form S-1, File No. 333-119012).
       21     --    Subsidiaries of Registrant.
       23     --    Consent of Ernst & Young LLP.
       31.1   --    Certification of Chief Executive Officer pursuant to
                    Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2   --    Certification of Chief Financial Officer pursuant to
                    Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1   --    Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2   --    Certification of Chief Financial Officer pursuant to 18
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

                                          PER-SE TECHNOLOGIES, INC.
                                           (Registrant)

                                          By:     /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer

                                                  /s/ RICHARD A. FLYNT
                                            ------------------------------------
                                                      Richard A. Flynt
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)

Date: March 16, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                   March 16, 2005                                    /s/ PHILIP M. PEAD
                                                               ------------------------------
                                                                       Philip M. Pead
                                                        Chairman, President, Chief Executive Officer
                                                                        and Director




                   March 16, 2005                                   /s/ CHRIS E. PERKINS
                                                               ------------------------------
                                                                      Chris E. Perkins
                                                                Executive Vice President and
                                                                   Chief Financial Officer




                   March 16, 2005                                   /s/ RICHARD A. FLYNT
                                                               ------------------------------
                                                                      Richard A. Flynt
                                                           Vice President and Corporate Controller
                                                               (Principal Accounting Officer)




                   March 16, 2005                                   /s/ JOHN W. CLAY, JR.
                                                               ------------------------------
                                                                      John W. Clay, Jr.
                                                                          Director




                   March 16, 2005                                 /s/ JOHN W. DANAHER, M.D.
                                                               ------------------------------
                                                                    John W. Danaher, M.D.
                                                                          Director




                   March 16, 2005                                /s/ STEPHEN A. GEORGE, M.D.
                                                               ------------------------------
                                                                   Stephen A. George, M.D.
                                                                          Director




                   March 16, 2005                               /s/ DAVID R. HOLBROOKE, M.D.
                                                               ------------------------------
                                                                  David R. Holbrooke, M.D.
                                                                          Director




                   March 16, 2005                                     /s/ CRAIG MACNAB
                                                               ------------------------------
                                                                        Craig Macnab
                                                                          Director




                   March 16, 2005                                   /s/ DAVID E. MCDOWELL
                                                               ------------------------------
                                                                      David E. McDowell
                                                                          Director




                   March 16, 2005                                 /s/ C. CHRISTOPHER TROWER
                                                               ------------------------------
                                                                    C. Christopher Trower
                                                                          Director




                   March 16, 2005                                   /s/ JEFFREY W. UBBEN
                                                               ------------------------------
                                                                      Jeffrey W. Ubben
                                                                          Director

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Per-Se Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Per-Se Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Per-Se Technologies, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Per-Se Technologies, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005, expressed an unqualified opinion thereon.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
March 15, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Per-Se Technologies, Inc.

     We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Per-Se Technologies, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Per-Se Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Per-Se Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Per-Se Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 15, 2005, expressed an unqualified opinion thereon.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
March 15, 2005

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PAR
                                                                     VALUE DATA)
Current Assets:
  Cash and cash equivalents.................................   $ 42,422      $ 25,271
  Restricted cash...........................................         51            66
                                                               --------      --------
          Total cash and cash equivalents...................     42,473        25,337
  Accounts receivable, billed (less allowances of $3,229 and
     $4,267, respectively)..................................     49,105        47,802
  Accounts receivable, unbilled (less allowances of $371 and
     $528, respectively)....................................        302           577
  Lloyd's receivable........................................         --        17,405
  Deferred income taxes- current, net.......................     12,799            --
  Prepaid expenses..........................................      2,823         2,676
  Other.....................................................      4,906         3,507
                                                               --------      --------
          Total current assets..............................    112,408        97,304
Property and equipment, net of accumulated depreciation.....     15,512        16,434
Goodwill....................................................     32,549        32,549
Other intangible assets, net of accumulated amortization....     20,784        19,787
Deferred income taxes, net..................................     15,316            --
Other.......................................................      6,122         5,881
Assets of discontinued operations...........................         --           129
                                                               --------      --------
          Total assets......................................   $202,691      $172,084
                                                               ========      ========
Current Liabilities:
  Accounts payable..........................................   $  5,290      $  6,587
  Accrued compensation......................................     14,562        18,102
  Accrued expenses..........................................     14,628        19,468
  Current portion of long-term debt and capital lease
     obligations............................................         98        12,500
  Deferred revenue..........................................     24,127        20,334
                                                               --------      --------
          Total current liabilities.........................     58,705        76,991
Long-term debt and capital lease obligations................    125,527       109,375
Other obligations...........................................      5,484         2,908
Liabilities of discontinued operations......................         --           422
                                                               --------      --------
          Total liabilities.................................    189,716       189,696
                                                               --------      --------
Commitments and contingencies (Notes 11 and 12)
Stockholders' Equity (Deficit):
  Preferred stock, no par value, 20,000 authorized; none
     issued.................................................         --            --
  Common stock, voting, $0.01 par value, 200,000 authorized,
     32,324 and 31,322 issued and 30,336 and 31,322
     outstanding as of December 31, 2004, and December 31,
     2003, respectively.....................................        323           313
  Common stock, non-voting, $0.01 par value, 600 authorized;
     none issued............................................         --            --
  Paid-in capital...........................................    795,263       786,297
  Warrants..................................................         --         1,495
  Accumulated deficit.......................................   (757,128)     (805,286)
  Treasury stock at cost, 2,125 and 122 shares as of
     December 31, 2004, and December 31, 2003,
     respectively...........................................    (26,510)       (1,303)
  Deferred stock unit plan obligation.......................      1,511         1,303
  Accumulated other comprehensive loss......................       (484)         (431)
                                                               --------      --------
          Total stockholders' equity (deficit)..............     12,975       (17,612)
                                                               --------      --------
          Total liabilities and stockholders' equity
           (deficit)........................................   $202,691      $172,084
                                                               ========      ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2004          2003          2002
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.....................................................   $352,791      $335,169      $325,564
Operating expenses:
  Cost of services..........................................    232,661       217,895       214,284
  Selling, general and administrative.......................     85,351        79,936        81,392
  Other expenses............................................      5,845           830            --
                                                               --------      --------      --------
Operating income............................................     28,934        36,508        29,888
Interest expense............................................      6,825        14,646        18,069
Interest income.............................................       (525)         (297)         (471)
Loss on extinguishment of debt..............................      5,896         6,255            --
                                                               --------      --------      --------
  Income before income taxes................................     16,738        15,904        12,290
Income tax (benefit) expense................................    (28,101)           27           800
                                                               --------      --------      --------
  Income from continuing operations.........................     44,839        15,877        11,490
                                                               --------      --------      --------
Discontinued operations (see Note 5)
(Loss) income from discontinued operations, net of
  tax -- Patient1...........................................        (18)       (1,316)          445
  Gain on sale of Patient1, net of tax......................      3,784        10,417            --
  Loss from discontinued operations, net of
    tax -- Business1........................................       (303)       (3,589)       (1,921)
  Loss on sale of Business1, net of tax.....................       (130)       (8,528)           --
  Loss from discontinued operations, net of tax -- Other....        (14)         (872)       (1,025)
                                                               --------      --------      --------
                                                                  3,319        (3,888)       (2,501)
                                                               --------      --------      --------
         Net income.........................................   $ 48,158      $ 11,989      $  8,989
                                                               ========      ========      ========
Net income per common share-basic:
  Income from continuing operations.........................   $   1.45      $   0.52      $   0.38
  (Loss) income from discontinued operations, net of
    tax -- Patient1.........................................         --         (0.04)         0.01
  Gain on sale of Patient1, net of tax......................       0.12          0.34            --
  Loss from discontinued operations, net of
    tax -- Business1........................................      (0.01)        (0.12)        (0.06)
  Loss on sale of Business1, net of tax.....................         --         (0.28)           --
  Loss from discontinued operations, net of tax -- Other....         --         (0.03)        (0.03)
                                                               --------      --------      --------
         Net income per common share-basic..................   $   1.56      $   0.39      $   0.30
                                                               ========      ========      ========
Weighted average shares used in computing basic income per
  common share..............................................     30,843        30,594        30,061
                                                               ========      ========      ========
Net income per common share-diluted:
  Income from continuing operations.........................   $   1.36      $   0.49      $   0.36
  (Loss) income from discontinued operations, net of
    tax -- Patient1.........................................         --         (0.04)         0.01
  Gain on sale of Patient1, net of tax......................       0.11          0.32            --
  Loss from discontinued operations, net of
    tax -- Business1........................................      (0.01)        (0.11)        (0.06)
  Loss on sale of Business1, net of tax.....................         --         (0.26)           --
  Loss from discontinued operations, net of tax -- Other....         --         (0.03)        (0.03)
                                                               --------      --------      --------
         Net income per common share-diluted................   $   1.46      $   0.37      $   0.28
                                                               ========      ========      ========
Weighted average shares used in computing diluted income per
  common share..............................................     33,082        32,661        31,966
                                                               ========      ========      ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2004        2003        2002
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income...............................................  $  48,158   $  11,989   $  8,989
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................     15,456      16,509     18,744
     Loss from discontinued operations.....................        465      14,305      2,501
     Gain on sale of Patient1..............................     (3,784)    (10,417)        --
     Amortization of deferred financing costs..............      1,275       1,269      1,403
     Loss on extinguishment of debt........................      5,896       6,255         --
     Changes in assets and liabilities, excluding effects
       of acquisitions and divestitures:
       Restricted cash.....................................         --       4,162        337
       Accounts receivable, billed.........................     (1,303)     (4,370)      (552)
       Accounts receivable, unbilled.......................        275         129       (238)
       Accounts payable....................................     (1,315)      3,062     (2,446)
       Accrued compensation................................     (3,502)     (1,639)    (1,144)
       Accrued expenses....................................     (1,158)     (7,177)     1,676
       Deferred tax asset..................................    (28,115)         --         --
       Deferred revenue....................................      3,793       1,962        231
       Other, net..........................................     12,783      (7,568)    (6,323)
                                                             ---------   ---------   --------
       Net cash provided by continuing operations..........     48,924      28,471     23,178
       Net cash used for discontinued operations...........       (434)    (10,419)    (1,283)
                                                             ---------   ---------   --------
          Net cash provided by operating activities........     48,490      18,052     21,895
                                                             ---------   ---------   --------
Cash Flows From Investing Activities:
  Purchases of property and equipment......................     (6,337)     (6,367)    (6,471)
  Software development costs...............................     (6,681)     (3,976)    (3,425)
  Net proceeds from sale of Patient1 and Business1, net of
     tax...................................................      3,654      27,925         --
  Acquisition, net of cash acquired........................     (1,141)         --     (1,561)
  Other....................................................        (76)        (55)       (29)
                                                             ---------   ---------   --------
          Net cash (used for) provided by continuing
            operations.....................................    (10,581)     17,527    (11,486)
          Net cash used for discontinued operations........         --      (2,288)    (4,172)
                                                             ---------   ---------   --------
          Net cash (used for) provided by investing
            activities.....................................    (10,581)     15,239    (15,658)
                                                             ---------   ---------   --------
Cash Flows From Financing Activities:
  Proceeds from borrowings.................................    125,000     125,000         --
  Treasury stock purchase..................................    (24,999)         --         --
  Proceeds from the exercise of stock options..............      7,398       7,969      1,071
  Debt issuance costs......................................     (6,378)     (9,797)        --
  Payments of debt.........................................   (121,875)   (178,145)       (94)
  Capital contribution (see Note 1)........................         --          --      1,969
  Other....................................................         96         205      1,058
                                                             ---------   ---------   --------
          Net cash (used for) provided by financing
            activities.....................................    (20,758)    (54,768)     4,004
                                                             ---------   ---------   --------
Cash and Cash Equivalents:
  Net change...............................................     17,151     (21,477)    10,241
  Balance at beginning of period...........................     25,271      46,748     36,507
                                                             ---------   ---------   --------
  Balance at end of period.................................  $  42,422   $  25,271   $ 46,748
                                                             =========   =========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                            DEFERRED     ACCUMULATED
                                                                                             STOCK          OTHER
                          COMMON   COMMON   PAID-IN               ACCUMULATED   TREASURY   UNIT PLAN    COMPREHENSIVE
                          SHARES   STOCK    CAPITAL    WARRANTS     DEFICIT      STOCK     OBLIGATION   (LOSS)/INCOME
                          ------   ------   --------   --------   -----------   --------   ----------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2001..................  29,969    $300    $774,983    $1,495     $(826,264)   $     --     $   --         $(415)
Net income..............     --       --          --        --         8,989          --         --            --
Foreign currency
  translation
  adjustment............     --       --          --        --            --          --         --          (100)
TOTAL COMPREHENSIVE
  INCOME................
Exercise of stock
  options...............    194        2       1,069        --            --          --         --            --
Deferred stock unit plan
  activity..............     --       --          --        --            --      (1,045)     1,045            --
Capital contribution
  (see Note 1)..........     --       --       1,969        --            --          --         --            --
                          ------    ----    --------    ------     ---------    --------     ------         -----
BALANCE AT DECEMBER 31,
  2002..................  30,163     302     778,021     1,495      (817,275)     (1,045)     1,045          (515)
Net income..............     --       --          --        --        11,989          --         --            --
Foreign currency
  translation
  adjustment............     --       --          --        --            --          --         --            84
TOTAL COMPREHENSIVE
  INCOME................
Exercise of stock
  options...............  1,159       11       7,958        --            --          --         --            --
Tax effect of exercise
  of stock options......     --       --         318        --            --          --         --            --
Deferred stock unit plan
  activity..............     --       --          --        --            --        (258)       258            --
                          ------    ----    --------    ------     ---------    --------     ------         -----
BALANCE AT DECEMBER 31,
  2003..................  31,322     313     786,297     1,495      (805,286)     (1,303)     1,303          (431)
Net income..............     --       --          --        --        48,158          --         --            --
Foreign currency
  translation
  adjustment............     --       --          --        --            --          --         --           (53)
TOTAL COMPREHENSIVE
  INCOME................
Exercise of stock
  options...............  1,002       10       7,388        --            --          --         --            --
Tax effect of exercise
  of stock options......     --       --          68        --            --          --         --            --
Treasury stock
  purchase..............     --       --          --        --            --     (24,999)        --            --
Expiration of
  warrants..............     --       --       1,495    (1,495)           --          --         --            --
Other...................     --       --          15        --            --          --         --            --
Deferred stock unit plan
  activity..............     --       --          --        --            --        (208)       208            --
                          ------    ----    --------    ------     ---------    --------     ------         -----
BALANCE AT DECEMBER 31,
  2004..................  32,324    $323    $795,263    $   --     $(757,128)   $(26,510)    $1,511         $(484)
                          ======    ====    ========    ======     =========    ========     ======         =====


                               TOTAL
                           STOCKHOLDERS'
                          EQUITY (DEFICIT)
                          ----------------
                           (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2001..................      $(49,901)
Net income..............         8,989
Foreign currency
  translation
  adjustment............          (100)
                              --------
TOTAL COMPREHENSIVE
  INCOME................         8,889
Exercise of stock
  options...............         1,071
Deferred stock unit plan
  activity..............            --
Capital contribution
  (see Note 1)..........         1,969
                              --------
BALANCE AT DECEMBER 31,
  2002..................       (37,972)
Net income..............        11,989
Foreign currency
  translation
  adjustment............            84
                              --------
TOTAL COMPREHENSIVE
  INCOME................        12,073
Exercise of stock
  options...............         7,969
Tax effect of exercise
  of stock options......           318
Deferred stock unit plan
  activity..............            --
                              --------
BALANCE AT DECEMBER 31,
  2003..................       (17,612)
Net income..............        48,158
Foreign currency
  translation
  adjustment............           (53)
                              --------
TOTAL COMPREHENSIVE
  INCOME................        48,105
Exercise of stock
  options...............         7,398
Tax effect of exercise
  of stock options......            68
Treasury stock
  purchase..............       (24,999)
Expiration of
  warrants..............            --
Other...................            15
Deferred stock unit plan
  activity..............            --
                              --------
BALANCE AT DECEMBER 31,
  2004..................      $ 12,975
                              ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of Per-Se Technologies, Inc. and its subsidiaries ("Per-Se" or the "Company"). All intersegment accounts have been eliminated. The Hospital Services division's revenue includes intersegment revenue for services provided to the Physician Services division, which has been eliminated in total consolidated revenue. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

     The consolidated financial statements of the Company have been presented to reflect the operations of the Hospital Services division's Patient1 clinical product line ("Patient1") and Business1-PFM patient accounting product line ("Business1") as discontinued operations. Patient1 was sold on July 28, 2003, and Business1 was sold effective January 31, 2004. Additionally, the activity related to the Medaphis Services Corporation ("MSC") and Impact Innovations Group ("Impact") businesses, which were sold in 1998 and 1999, respectively, are also reflected as discontinued operations for all periods presented. For more information about the Company's discontinued operations, refer to "Note
5 -- Discontinued Operations and Divestitures" in the Company's Notes to Consolidated Financial Statements.

     Recent Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

     SFAS No. 123(R) must be adopted by the Company no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. When the Company adopts SFAS No. 123(R), it may elect the modified prospective method or the modified retrospective method. The Company has not yet determined which method it will elect upon adoption.

     The Company currently accounts for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the overall cash flow or financial position of the Company. The impact of adoption of SFAS No. 123(R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described below under Stock-Based Compensation Plans.

     In September 2004, the Emerging Issues Task Force ("EITF") reached a tentative conclusion on Issue Number 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share ("EITF No. 04-8"). The EITF concluded that contingently convertible debt instruments should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The effective date of this consensus is for periods ending after December 15, 2004. In November 2004, the Company exercised its irrevocable option to pay the principal of its Convertible Subordinated Debentures in cash and therefore, EITF No. 04-8 did not have any effect on the Company's Consolidated Statements of Income.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

          Accrued expenses. The Company relies on estimates to determine the amounts that are recorded in accrued expenses. Estimates of requirements for legal services and settlements expected to be incurred in connection with a loss contingency and to meet regulatory demands within the Company's business and industry are used to accrue legal expenses. Income tax accruals are estimated based on historical experience of the Company, prevailing tax rates and the current business environment. Restructuring and severance cost accruals are made using estimates of the costs required to effect the desired change within the Company.

          Revenue Recognition. The Company derives revenue from services and products delivered to the healthcare industry through its two operating divisions:

          Physician Services provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides outsourced revenue cycle management services that are targeted at hospital-affiliated and academic physician practices. Fees for these services are primarily based on a percentage of net collections on the Company's clients' accounts receivable. The division recognizes revenue and bills its customers when the customers receive payment on those accounts receivable. Contracts are typically multi-year in length and require no payment from the customer upon contract signing. Since this is an outsourced service delivered on the Company's proprietary technology, there are no license or maintenance fees to be paid by the physician group customers. The division also recognized approximately 4%, 5% and 5% of its revenue, (or 3%, 3% and 4% of total company revenue), on a monthly service fee and per-transaction basis from the MedAxxis product line, an application service provider ("ASP") physician practice management system, for the years ended December 31, 2004, 2003 and 2002, respectively. The Physician Services division does not rely, to any material extent, on estimates in the recognition of this revenue. Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB No. 104").

          Hospital Services provides Connective Healthcare solutions that improve revenue cycle and resource management for hospitals.

          Revenue cycle management solutions primarily include services that allow a hospital's central billing office to more effectively manage its cash flow. These services include electronic and paper transactions, such as claims processing, which can be delivered via the Web or through dedicated electronic data interfaces and high-speed print and mail services. Revenue related to these transaction services are billed and recognized when the services are performed on a per transaction basis. Contracts are typically multi-year in length. The division also recognizes revenue related to direct and indirect payments it receives from payers for the electronic transmission of transactions to the payers. The division recognizes revenue on these transactions at the time the electronic transactions are sent. Revenue is recognized in accordance with SAB No. 104.

          Resource management solutions include staff and patient scheduling software that enable hospitals to efficiently manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The resource management software is sold as a one-time license fee

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES plus implementation services and an annual maintenance fee. Contracts are typically structured to require a portion of the license fee and implementation services to be paid periodically throughout the installation process, including a portion due upon signing. For software contracts that require the division to make significant production, modification or customization changes, the division recognizes revenue for the license fee and implementation services using the percentage-of-completion method over the implementation period. The Hospital Services division relies on estimates of work to be completed to determine the amount of revenue to be recognized related to each contract. Because estimates of the extent of completion that differ from actual results could affect revenue, the division periodically reviews the estimated hours or days to complete major projects and compares these estimates to budgeted hours or days to support the revenue recognized on that project. Approximately 8%, 9% and 9% of the division's revenue (or 2%, 2% and 2% of total Company revenue) was determined using percentage-of-completion accounting for the years ended December 31, 2004, 2003, and 2002, respectively.

          When the division receives payment prior to shipment or fulfillment of its significant obligations, the Company records such payments as deferred revenue and recognizes them as revenue upon shipment or fulfillment of significant obligations. An unbilled receivable is recorded when the division recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. Additionally, an unbilled receivable is recorded when revenue is earned, but the customer has not been invoiced due to the terms of the contract. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. For software maintenance payments received in advance, the division defers and recognizes as revenue these payments ratably over the term of the maintenance agreement, which is typically one year. Revenue recognized on the percentage-of-completion basis is done so in accordance with AICPA Statement of Position ("SOP") 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenue recognized upon software shipment is done so in accordance with SOP 97-2, Software Revenue Recognition ("SOP 97-2").

          For arrangements that include one or more elements, or multiple-element arrangements, to be delivered at a future date, revenue is recognized in accordance with SOP 97-2 as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2, as amended, requires the Company to allocate revenue to each element in a multiple-element arrangement based on the element's respective vendor-specific objective evidence, or VSOE, of fair value. Where VSOE does not exist for all delivered elements (typically software license fees) revenue from multiple-element arrangements is recognized using the residual method. Under the residual method, if VSOE of the fair value of the undelivered elements exists, the Company defers revenue recognition of the fair value of the undelivered elements. The remaining portion of the arrangement fee is then recognized either by using the percentage-of-completion method if significant production, modification or customization is required or upon delivery, assuming all other conditions for revenue recognition have been satisfied. VSOE of fair value of maintenance services is based upon the amount charged for maintenance when purchased separately, which is the renewal rate. Maintenance services are typically stated separately in an arrangement. VSOE of fair value of professional services (i.e., implementation and consulting services not essential to the functionality of the software) is based upon the price charged when professional services are sold separately and is based on an hourly rate for professional services.

     Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Restricted Cash. At December 31, 2004, and 2003, restricted cash primarily represents amounts collected on behalf of certain Physician Services and Hospital Services clients, a portion of which is held in trust until it is remitted to such clients.

     Fair Value of Financial Instruments. The carrying amount of all of the Company's financial instruments approximates fair value. Additionally, the Company had unused letters of credit in the amount of $2.8 million and $3.2 million at December 31, 2004, and 2003, respectively.

     Property and Equipment. Property and equipment, including equipment under capital leases, are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally ten years for furniture and fixtures, three to ten years for equipment and twenty years for buildings. Leasehold improvements are recorded at cost and amortized over the remaining term of the lease or the useful life of the asset, whichever period is shorter. The Company recorded depreciation expense of approximately $7.8 million, $9.4 million and $10.9 million in 2004, 2003 and 2002, respectively.

     Goodwill. Goodwill represents the excess of the cost of businesses acquired and the value of their workforce in the Physician Services division in 1995 and the Hospital Services division from 1995 to 2001 over the fair market value of their identifiable net assets. The Company performs a periodic review of its goodwill and other indefinite lived intangible assets for impairment as of December 31 each year. The Company's initial impairment and periodic review of its goodwill and other indefinite lived intangible assets were based upon a discounted future cash flow analysis that included revenue and cost estimates, market growth rates and appropriate discount rates. As of December 31, 2004, and 2003, the Company did not identify an impairment of goodwill or indefinite-lived intangible assets as a result of the review.

     Trademarks. Trademarks represent the value of the trademarks acquired in the Hospital Services division from 2000 to 2001. The Company expects the trademarks to contribute to cash flows indefinitely and therefore deems the trademarks to have indefinite useful lives.

     Client Lists. Client lists represent the value of clients acquired in the Physician Services division from 1992 to 1996 and the Hospital Services division from 1995 to 2004. The Company amortizes client lists over their estimated useful lives, which range from five to ten years.

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

     Software development costs, related to external use software, are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities required to meet a product's design specifications are complete. The Company amortizes external use software development costs over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method over the estimated economic lives of the assets, which are generally three to five years. The Company monitors the net realizable value of all capitalized external use software development costs to ensure that it can recover its investment through margins from future sales.

     Software development costs, related to internal use software, are capitalized after the preliminary project stage is complete, when management with the relevant authority authorizes and commits to the funding of the software project, when it is probable that the project will be completed and when the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES software will be used to perform the function intended. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use. The Company expenses software development costs, related to internal use software, as incurred during the planning and post-implementation phases of development. The Company amortizes internal-use software on a straight-line basis over its estimated useful life, generally five years.

     Research and Development Costs. The Company expenses research and development costs as incurred. The Company recorded research and development costs of approximately $8.3 million, $8.0 million and $10.1 million in 2004, 2003 and 2002, respectively. These amounts are included in Selling, General and Administrative expenses in the Company's Consolidated Statements of Income.

     Advertising Costs. The Company expenses advertising costs as incurred. The Company recorded advertising costs of approximately $0.7 million, $0.7 million and $0.3 million in 2004, 2003 and 2002, respectively.

     Shipping and Postage Costs. The Company expenses shipping and postage costs as incurred. These costs are primarily incurred related to providing print and mail services to customers, which are billed to the customer and included in revenue. The Company recorded shipping and postage costs of approximately $23.8 million, $19.3 million and $20.5 million in 2004, 2003 and 2002, respectively. These amounts are included in Cost of Services in the Company's Consolidated Statements of Income.

     Stock-Based Compensation Plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 were adopted by the Company on January 1, 2003. As previously discussed, SFAS No. 123(R) was issued on December 16, 2004, with an effective date of no later than July 1, 2005. The Company expects to adopt SFAS 123(R) on July 1, 2005.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     At December 31, 2004, the Company has four stock-based compensation plans described more fully in Note 14. The Company accounts for its stock-based compensation plans under APB Opinion No. 25. No stock-based compensation cost is reflected in the Company's Consolidated Statement of Income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2004      2003      2002
                                                           -------   -------   ------
                                                                 (IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
Net income as reported...................................  $48,158   $11,989   $8,989
Deduct: total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects.....................   (4,334)   (4,210)  (5,288)
                                                           -------   -------   ------
Pro forma net income.....................................  $43,824   $ 7,779   $3,701
                                                           =======   =======   ======
Net income per common share:
  Basic -- as reported...................................  $  1.56   $  0.39   $ 0.30
                                                           =======   =======   ======
  Basic -- pro forma.....................................  $  1.42   $  0.25   $ 0.12
                                                           =======   =======   ======
  Diluted -- as reported.................................  $  1.46   $  0.37   $ 0.28
                                                           =======   =======   ======
  Diluted -- pro forma...................................  $  1.32   $  0.24   $ 0.12
                                                           =======   =======   ======

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Net Income Per Share. Net income per common share-basic is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Net income per common share-diluted reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Net income..............................................  $48,158   $11,989   $ 8,989
                                                          =======   =======   =======
Common shares outstanding:
  Shares used in computing net income per common
     share-basic........................................   30,843    30,594    30,061
  Effect of potentially dilutive stock options and
     warrants...........................................    2,239     2,067     1,905
                                                          -------   -------   -------
  Shares used in computing net income per common share-
     diluted............................................   33,082    32,661    31,966
                                                          =======   =======   =======
Net income per common share:
  Basic.................................................  $  1.56   $  0.39   $  0.30
                                                          =======   =======   =======
  Diluted...............................................  $  1.46   $  0.37   $  0.28
                                                          =======   =======   =======

     Options and warrants to purchase 1.6 and 2.5 million shares of common stock outstanding during 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

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

     Foreign Currency Translation and Comprehensive (Loss) Income. The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive (loss) income. For the years ended December 31, 2004, 2003 and 2002, the only component of other comprehensive loss is the net foreign currency translation, which was ($0.1) million, $0.1 million and ($0.1) million, respectively.

     Guarantees. In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN No. 45 does not have a material effect on the Company's consolidated financial statements for the year ended December 31, 2004. Certain of the Company's sales agreements contain infringement indemnity provisions that are covered by FIN No. 45. Under these sales agreements, the Company agrees to defend and indemnify a customer in connection

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES with infringement claims made by third parties with respect to the customer's authorized use of the Company's products and services. The indemnity obligations contained in sales agreements generally have no specified expiration date and generally limit the award to the amount of fees paid. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. Also, the Company maintains membership in a group captive insurance company for its workers compensation insurance. The member companies agree to jointly insure the group's liability risks up to a certain threshold. As a member, the Company guarantees to pay an assessment, if an assessment becomes due, as a result of insured losses by its members. This guarantee will never exceed a percentage of the Company's loss funds (an amount that is based on the Company's insured five-year loss history). Based on the Company's historical experience, the Company does not anticipate such an assessment, however, the Company has issued letters of credit to the group captive insurance company. At December 31, 2004 and 2003, the Company had outstanding letters of credit to the group captive insurance company amounting to approximately $1.5 million and $0.9 million respectively. As a result, the Company's estimated fair value of the infringement indemnity provision obligations and the captive insurance guarantee is nominal.

     Related Party Transactions. In November 2000, pursuant to the employment agreement between the Company and Philip M. Pead, the Company's Chairman of the Board, Chief Executive Officer, and President, the Company entered into a promissory note agreement with Mr. Pead for $250,000. This amount is included in Other assets in the accompanying consolidated balance sheets at December 31, 2004 and 2003. The loan is secured by an aggregate of 74,000 shares of Common Stock, which Mr. Pead purchased in the open market with the proceeds of the note, and is payable in full upon the earlier to occur of the termination of Mr. Pead's employment or the sale of all or any part of those shares. Any overdue payment on the loan bears interest at a rate equal to the rate of interest then imputed by the Internal Revenue Service plus 4% per annum, or the maximum rate permitted by law, whichever is lower. Because the shares were purchased in the open market by Mr. Pead, and the note only bears interest in the event of an overdue payment, the Company did not record any compensation expense associated with this arrangement at inception, and has not recorded any compensation expense in any subsequent period.

2.  OTHER EXPENSES

  ADDITIONAL PROCEDURES

     As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, that became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive. The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003.

     The Company recorded costs related to the additional procedures totaling approximately $6.3 million during the year ended December 31, 2004, and included these costs in other expenses in the Company's Consolidated Statements of income. In Note 18, these expenses are classified in the Corporate segment.

  GAIN ON SETTLEMENT WITH LLOYD'S

     On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement for the year ended December 31, 2004.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

  EXECUTIVE OFFICE RELOCATION

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable operating lease for that office space commencing July 1, 2004, which will expire in June 2014. While the new landlord will assume the payments for the lease of the Company's former corporate office space, the Company recorded a non-cash expense related to the lease expense of approximately $1.0 million upon its exit of the former office facility. Amounts received from the landlord are considered incentives, which were recorded as a liability and are being amortized over the lease term.

  OTHER

     In 2003, the Company recorded net expenses of $0.5 million for severance costs related to the realignment of the Company into the Physician Services and Hospital Services divisions. Additionally in 2003, the Company incurred approximately $0.3 million of restructuring expenses related to the realignment of the Company into the Physician Services and Hospital Services divisions.

3.  PHYSICIAN SERVICES AGREEMENT

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

4.  ACQUISITIONS

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

     The Company recorded the acquisition using the purchase method of accounting and, accordingly, has preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $1.9 million of the purchase price was allocated to a finite-lived intangible asset with a five-year life. The remaining $0.2 million of the purchase price was allocated to tangible assets acquired. The operating results of the acquisition are included in the Company's Consolidated Statements of Income from the date of acquisition in the Hospital Services division. The Company has not yet obtained all the information related to acquisition liabilities required to finalize the purchase price allocation.

     The pro-forma impact of this acquisition was immaterial to the financial statements of the Company and therefore has not been presented.

     On April 27, 2001, the Company acquired all of the assets of Virtual Information Systems, Inc. ("VIS") for consideration of $7.0 million in cash. The purchase agreement also provided for a purchase price adjustment of up to $1.5 million payable in cash should VIS meet certain financial targets over the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES twelve months following the date of acquisition. As of December 31, 2001, the Company had recorded the purchase price adjustment of $1.5 million. During the first quarter of 2002, VIS met the financial targets in the purchase agreement and accordingly, on May 10, 2002, the payment for the purchase price adjustment of $1.5 million was made. VIS' core product, Virtual Processing Systems, is an automated remittance processing solution for hospitals, which ensures accurate and efficient processing of cash collections and payment of denial management codes.

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

     The Company recorded the KHS acquisition using the purchase method of accounting and, accordingly, allocated the purchase price to the assets acquired and the liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $8.9 million of the purchase price was allocated to goodwill and prior to adoption of SFAS No. 142, Goodwill and Other Intangible Assets, a portion of which was being amortized using the straight-line method over five years. In February 2003, the Company determined that KHS would not meet its purchase agreement operational targets and reduced the purchase price allocation to goodwill by approximately $5.9 million.

5.  DISCONTINUED OPERATIONS AND DIVESTITURES

     In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line, and its sale allowed the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003, and the Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $0.5 million, subject to closing adjustments. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company and Misys entered into binding arbitration regarding the final closing adjustments, and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million. The Company recognized an additional gain on sale of approximately $3.8 million, net of taxes of approximately $0.2 million, in 2004.

     In September 2003, the Company initiated a process to sell Business1. As with the sale of Patient1, the discontinuance of Business1 allowed the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value, less costs to sell, and incurred an $8.5 million expense. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in three payments through June 2006. No cash consideration was received at closing or through December 31, 2004.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Summarized operating results for the discontinued operations are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------------
                                           2004                            2003                             2002
                               ----------------------------   ------------------------------   ------------------------------
                               PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL    PATIENT1   BUSINESS1    TOTAL
                               --------   ---------   -----   --------   ---------   -------   --------   ---------   -------
                                                                       (IN THOUSANDS)
Revenue......................    $ --       $ 106     $ 106   $15,247     $   474    $15,721   $25,855     $ 2,498    $28,353
                                 ====       =====     =====   =======     =======    =======   =======     =======    =======
(Loss) income from
  discontinued operations
  before income taxes........    $(18)      $(303)    $(321)  $(1,270)    $(3,589)   $(4,859)  $   888     $(1,921)   $(1,033)
Income tax expense...........      --          --        --        46          --         46       443          --        443
                                 ----       -----     -----   -------     -------    -------   -------     -------    -------
(Loss) income from
  discontinued operations,
  net of tax.................    $(18)      $(303)    $(321)  $(1,316)    $(3,589)   $(4,905)  $   445     $(1,921)   $(1,476)
                                 ====       =====     =====   =======     =======    =======   =======     =======    =======

     The assets and liabilities for the discontinued operations at December 31, 2003, were $129,000 and $422,000, respectively. There were no assets and liabilities for the discontinued operations at December 31, 2004.

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

     For the year ended December 31, 2002, the Company expensed $0.7 million through discontinued operations to reflect an agreement resolving an indemnification claim by NCO Group, Inc. ("NCO"), the buyer of the Company's MSC division. When NCO bought MSC, the Company agreed to indemnify NCO for limited periods of time in the event NCO incurred certain damages related to MSC. NCO incurred such damages in connection with an alleged environmental liability of MSC, and the Company agreed to reimburse NCO for a portion of those damages, in satisfaction of the Company's indemnification obligation. The Company paid NCO $0.3 million, including interest of approximately $0.1 million, on September 16, 2002, and 2004. The Company intends to pay the remaining balance of $0.2 million, plus interest at the then-current prime rate, to NCO, in the third quarter of 2005.

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

     During the years ended December 31, 2004, 2003 and 2002, the Company also incurred expenses of approximately $14,000, $0.9 million and $0.3 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

     The net operating results of these segments have been reported in the Consolidated Statements of Income as "(Loss) income from discontinued operations, net of tax -- Other" and the net cash flows have

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES been reported in the Consolidated Statements of Cash Flows as "Net cash used for discontinued operations."

6.  RESTRUCTURING EXPENSES

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

     A description of the type and amount of restructuring costs, recorded at the commitment date and subsequently incurred for the restructurings discussed above, is as follows:

                                   RESERVE       COSTS       RESERVE        COSTS       RESERVE        COSTS       RESERVE
                                   BALANCE      PAID OR      BALANCE       PAID OR      BALANCE       PAID OR      BALANCE
                                  JANUARY 1,   OTHERWISE   DECEMBER 31,   OTHERWISE   DECEMBER 31,   OTHERWISE   DECEMBER 31,
                                     2002       SETTLED        2002        SETTLED        2003        SETTLED        2004
                                  ----------   ---------   ------------   ---------   ------------   ---------   ------------
                                                                        (IN THOUSANDS)
Lease termination costs.........    $2,338       $(358)       $1,980        $(550)       $1,430        $(326)       $1,104

     The terminated leases have various expiration dates through 2011. The estimated lease termination costs to be incurred within the next 12 months are classified in Accrued expenses in the Company's Consolidated Balance Sheets. The estimated lease termination costs to be incurred beyond the next 12 months are classified in Other obligations in the Company's Consolidated Balance Sheets.

7.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $     590   $     590
Buildings...................................................      2,751       2,751
Furniture and fixtures......................................     14,876      15,886
Equipment...................................................    106,539     110,443
Equipment under capital leases..............................        625          --
Leasehold improvements......................................      6,250       6,101
                                                              ---------   ---------
                                                                131,631     135,771
Less accumulated depreciation...............................   (116,119)   (119,337)
                                                              ---------   ---------
                                                              $  15,512   $  16,434
                                                              =========   =========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

8.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $39,057    $39,057
Client lists................................................   46,181     44,308
Developed technology........................................    4,616      4,616
Trademarks..................................................    1,316      1,316
Software development costs..................................   25,794     19,112
                                                              -------    -------
                                                              116,964    108,409
Less accumulated amortization...............................  (63,631)   (56,073)
                                                              -------    -------
                                                              $53,333    $52,336
                                                              =======    =======

     On May 28, 2004, the Company entered into a five-year contract to provide print and mail services for a new customer. As part of the transaction, the Company purchased substantially all of the production assets and personnel of that customer's hospital and physician patient statement and paper claims print and mail. The Company recorded the acquisition using the purchase method of accounting and, accordingly, has preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $1.9 million of the purchase price was allocated to a finite-lived intangible asset with a five-year life.

     Expenditures on capitalized software development costs were approximately $6.7 million, $4.0 million and $3.4 million in 2004, 2003 and 2002, respectively. Amortization expense related to the Company's capitalized software costs totaled $2.6 million, $2.1 million and $2.0 million in 2004, 2003 and 2002, respectively. The unamortized balance of software development costs at December 31, 2004 and 2003 was $11.2 million and $6.9 million, respectively. The Company amortizes software development costs using the straight-line method over the estimated useful lives of the assets, which are generally three to five years.

     The acquisition related intangible asset amortization expense estimated as of December 31, 2004, for the five years following 2004 and thereafter is as follows (in thousands):

2005........................................................   $4,352
2006........................................................    1,196
2007........................................................      776
2008........................................................      776
2009........................................................      559
Thereafter..................................................      370
                                                               ------
                                                               $8,029
                                                               ======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

9.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Accrued restructuring and severance costs, current..........  $   262    $   357
Accrued legal and accounting costs..........................    3,494      4,032
Accrued legal settlements -- Lloyd's related................      400      5,200
Accrued taxes...............................................    1,301      1,869
Funds due clients...........................................    3,107      3,026
Accrued costs of businesses acquired........................      502        159
Other.......................................................    5,562      4,825
                                                              -------    -------
                                                              $14,628    $19,468
                                                              =======    =======

10.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Term Loan B due September 11, 2008, weighted average
  interest rate of 5.73% in 2003............................  $     --   $121,875
3.25% Convertible Subordinated Debentures due 2024..........   125,000         --
Capital lease obligations, weighted average effective
  interest rate of 3.1% in 2004.............................       625         --
                                                              --------   --------
                                                               125,625    121,875
Less current portion........................................       (98)   (12,500)
                                                              --------   --------
                                                              $125,527   $109,375
                                                              ========   ========

     On February 20, 1998, the Company issued $175 million of 9 1/2 Senior Notes due 2005 (the "Notes"). On March 17, 2003, the Company repurchased $15.0 million of the Notes at par plus accrued interest of approximately $0.1 million. The Company wrote off approximately $0.2 million of deferred debt issuance costs associated with the original issuance of the Notes related to this repurchase, which is included in loss on extinguishment of debt in the Company's Consolidated Statements of Income for the year ended December 31, 2003.

     On August 12, 2003, the Company commenced a cash tender offer for its then-outstanding $160 million of Notes (the "Tender Offer"). On September 11, 2003, the Company repurchased $143.6 million of the Notes that were tendered at the redemption price of 102.625% of the principal amount, as required under the Indenture governing the Notes, and accrued interest of approximately $1.0 million. The remaining $16.4 million of the Notes were retired on September 18, 2003, through a call initiated by the Company on August 12, 2003, at the redemption price of 102.375% of the principal amount plus accrued interest of approximately $10,000 (the "Call"). The Company wrote-off approximately $1.4 million of deferred issuance costs associated with the original issuance of the Notes related to their retirement through the Tender Offer and the Call, which are included in loss on extinguishment of debt in the Company's Consolidated Statements of Income. In addition, the Company

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES incurred expenses associated with the retirement of the Notes of approximately $4.7 million, including the Tender Offer premium and the Call premium which are also included in loss on extinguishment of debt in the Company's Consolidated Statements of Operations.

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

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. As originally issued, the Debentures were convertible into shares of the Company's Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a conversion price of approximately $17.85) once the Company's Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.20. In November 2004, the Company exercised its irrevocable option to pay the principal of Debentures submitted for conversion in cash. The Company will satisfy any amount above the conversion trigger price of $17.85 through the issuance of Common Stock. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. The Company may redeem the Debentures either in whole or in part beginning July 6, 2009. The holders may require the Company to repurchase the Debentures on June 30, 2009, 2014 and 2019 or upon a fundamental change, as defined in the Indenture governing the Debentures. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire the $118.8 million outstanding under the Term Loan B, as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. In addition, the Company incurred expenses associated with the retirement of the Term Loan B of approximately $5.9 million, which included the write-off of approximately $3.5 million of deferred debt issuance costs, and which is classified as loss on extinguishment of debt in the Company's Consolidated Statements of Income.

     In connection with the sale of the Debentures, the Company agreed to file with the SEC, within 90 days after the original issuance of the Debentures, a shelf registration statement with respect to the resale of the Debentures and the common stock issuable upon conversion of the Debentures. The Company agreed to use commercially reasonable efforts to cause the shelf registration statement to become effective within 210 days after the original issuance of the Debentures. On September 15, 2004, the Company filed the shelf registration statement with the SEC. On March 14, 2005, the shelf registration became effective. Since the Company was unable to cause the shelf registration statement to become effective within 210 days after original issuance of the Debentures, the Company is required to pay an additional 0.25% of interest on the Debentures from January 26, 2005, through the effective date of the shelf registration statement, March 14, 2005. The Company expects to pay approximately $42,000 of additional interest to holders of the Debentures for the period from January 26, 2005 through March 14, 2005.

     On June 30, 2004, the Company also amended the Revolving Credit Facility to increase its capacity from $50 million to $75 million, to extend its maturity to three years, and to lower the interest rate from LIBOR plus amounts ranging from 3.0% to 3.5% to LIBOR plus amounts ranging from 2.5% to 3.0%. The Company did not incur any borrowings under the Revolving Credit Facility in connection with the retirement of the Term Loan B or the share repurchase. The Company intends to use the Revolving Credit

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Facility, as needed, for future investments in operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, as needed, and other general corporate purposes. The Company has not incurred any borrowings under the Revolving Credit Facility as of December 31, 2004.

     All obligations under the Revolving Credit Facility are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally by all of the Company's present and future domestic and material foreign subsidiaries (the "Subsidiary Guarantors"). The financial statements of the Subsidiary Guarantors have not been presented, as all subsidiaries, except for certain minor foreign subsidiaries, have provided guarantees, and the parent company does not have any significant operations or assets separate from its investment in those subsidiaries. Any non-guarantor subsidiaries are minor individually and in the aggregate to the Company's consolidated financial statements. There are no restrictions on the Subsidiary Guarantors that would prohibit the transfer of funds or assets to the parent company by dividend or loan.

     The Revolving Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage, each as defined in the Revolving Credit Facility. The Company was in compliance with all applicable covenants as of December 31, 2004.

     The Company's policy is to amortize debt issuance costs using the straight-line method over the life of the debt agreement. Amortization expense related to debt issuance costs on the Notes, the Revolving Credit Facility, Credit Agreement and the Debentures for the years ended 2004, 2003, and 2002 were $1.3 million, $1.5 million and $1.4 million, respectively.

     The aggregate maturities of long-term debt, including capital leases, are as follows at December 31, 2004 (in thousands):

2005........................................................   $     98
2006........................................................        120
2007........................................................        124
2008........................................................        128
2009........................................................        132
Thereafter..................................................    125,023
                                                               --------
                                                               $125,625
                                                               ========

     The Company's capital leases consist principally of leases for equipment. As of December 31, 2004, the net book value of equipment subject to capital leases totaled $0.6 million.

11.  LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases, which expire at various dates through 2011. Rent expense was $14.1 million, $14.4 million and $14.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

2005........................................................   $10,849
2006........................................................     7,530
2007........................................................     6,085
2008........................................................     4,257
2009........................................................     3,762
Thereafter..................................................     8,407
                                                               -------
                                                               $40,890
                                                               =======

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

  SETTLED LEGAL MATTERS

     On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Lloyd's. In the settlement, Lloyd's agreed to pay the Company $20 million in cash by July 9, 2004. Lloyd's also agreed to defend, settle or otherwise resolve, at their expense, the two remaining pending claims covered under the errors and omissions ("E&O") policies issued to the Company by Lloyd's. In exchange, the Company provided Lloyd's with a full release of all E&O and directors and officers and company reimbursement ("D&O") policies. The California Superior Court retained jurisdiction to enforce any aspect of the settlement agreement.

     As of the settlement date, the Company had an $18.3 million receivable from Lloyd's, of which approximately $4.9 million represented additional amounts to be paid by the Company under prior E&O settlements covered by Lloyd's. Effective on May 12, 2004, as a result of negotiations among the Company, Lloyd's, and a party to a prior E&O settlement with the Company, the Lloyd's settlement was amended to reduce by $3.8 million the additional amounts to be paid by the Company under the prior E&O settlements covered by Lloyd's. This amendment reduced the amount of cash payable by Lloyd's to the Company in the settlement from $20 million to $16.2 million, and reduced the amount of the Company's receivable from Lloyd's by $3.8 million. On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the year ended December 31, 2004.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the rights become exercisable for Common Stock (or other consideration) of the Company, or for common stock of the acquiring company, or in the event of the redemption of the rights as set forth above. As of December 31, 2004 and 2003, no rights have become exercisable under this agreement.

     On May 4, 2000, the Company amended the Rights Agreement to provide that the meaning of the term "Acquiring Person" shall not include Basil P. Regan and Regan Partners, L.P. (collectively, "Regan Fund Management"), so long as Regan Fund Management does not become the beneficial owner of 20% or more of the outstanding shares of Common Stock. Effective March 6, 2002, the Company amended the Rights Agreement to rescind the May 4, 2000, amendment, thereby making Regan Fund Management subject to the 15% beneficial ownership threshold described above. On March 10, 2003, the Company amended the Rights Agreement to provide that the term "Acquiring Person" shall not include ValueAct Capital Partners, L.P. ("ValueAct Partners"), ValueAct Capital Partners II, L.P. ("ValueAct Partners II"), ValueAct Capital International, Ltd. ("ValueAct International"), VA Partners, L.L.C. ("VA Partners"), Jeffrey W. Ubben, George F. Hamel, Jr., and Peter H. Kamin (ValueAct Partners, ValueAct Partners II, ValueAct International, VA Partners and Messrs. Ubben, Hamel and Kamin, and their affiliates, collectively, ("ValueAct"), so long as ValueAct does not become the Beneficial Owner of 20% or more of the then outstanding shares of Common Stock. As of December 31, 2004, and 2003, ValueAct was the beneficial owner of approximately 17.7% and 17.1%, respectively, of the outstanding shares of Common Stock.

     On February 18, 2005, the Company amended the Rights Agreement to remove
Section 23(c) thereof (the "slow hand" provision) in its entirety. Section 23(c) previously provided that if, within 180 days of a public announcement by a third party of an intent or proposal to engage in an acquisition of or business combination with the Company or otherwise to become an Acquiring Person there was an

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES election of directors resulting in a majority of the Board being comprised of persons who were not nominated by the Board in office immediately prior to such election, then following the effectiveness of such election, the rights could not be redeemed for a period of 180 days unless (1) the rights were otherwise then redeemable absent the provisions of paragraph 23(c) and (2) the Board fulfilled certain specified procedural obligations.

     This amendment also amended and restated Section 29 of the Rights Agreement to create a three-year independent director evaluation ("TIDE") Committee, consisting of independent members of the Board, that will review and evaluate the Rights Agreement at least once every three years to consider whether the maintenance of the Rights Agreement continues to be in the best interest of the Company, its stockholders and other relevant constituencies of the Company. The TIDE Committee may also review and evaluate the Rights Agreement if (1) any person has made an acquisition proposal to the Company or its stockholders, or taken any other action that could cause such person to become an Acquiring Person, and (2) a majority of the members of the TIDE Committee deems such review and evaluation appropriate after giving due regard to all relevant circumstances.

14.  COMMON STOCK OPTIONS AND STOCK AWARDS

     The Company has several stock option plans including a Non-Qualified Stock Option Plan, a Non-Qualified Stock Option Plan for Employees of Acquired Companies and a Non-Qualified Stock Option Plan for Non-Executive Employees. Options expire ten to eleven years after the date of grant and generally vest over a three-to-five year period. The total number of options available for future grant under these stock option plans was approximately 0.8 million at December 31, 2004.

     The Company also has a Non-Qualified Non-Employee Director Stock Option Plan (the "Director Plan") for non-employees who serve on the Company's Board of Directors. The Director Plan provides for an initial grant of 10,000 options at a strike price equal to the average of the fair market values for the five trading days prior to the date of the grant. Additionally, each non-employee director receives an annual grant of 10,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan originally vested over a five-year period and expired eleven years from the date of grant. On April 1, 1999, the Director Plan was amended so that all future options granted under the Director Plan fully vest as of the date of grant but are not exercisable until one year after the date of grant. As of December 31, 2004, the Company had 148,543 options available for future grant under this plan.

     In June of 1999, in connection with the settlement with the former shareholders of Medical Management Sciences, Inc., the Company issued warrants to purchase 166,667 shares of Common Stock. These warrants expired unexercised on June 25, 2004.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Activity related to all stock option plans is summarized as follows (shares in thousands):

                                  2004                         2003                        2002
                       --------------------------   --------------------------   -------------------------
                                 WEIGHTED-AVERAGE             WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                       SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                       -------   ----------------   -------   ----------------   ------   ----------------
Options outstanding
  as of January 1....    6,635        $ 8.94          7,319        $ 8.36         6,934        $8.07
Granted..............    1,532        $14.15            685        $11.66           890        $9.97
Exercised............   (1,003)       $ 7.38         (1,159)       $ 6.87          (194)       $5.53
Canceled.............     (580)       $11.16           (210)       $ 8.84          (311)       $8.35
                       -------                      -------                      ------
Options outstanding
  as of December
  31.................    6,584        $10.19          6,635        $ 8.94         7,319        $8.36
                       =======                      =======                      ======
Options exercisable
  as of December
  31.................    3,731        $ 9.16          3,838        $ 9.31         3,057        $9.76
                       =======                      =======                      ======
Weighted-average fair
  value of options
  granted during the
  year...............  $  5.50                      $  5.25                      $ 4.44
                       =======                      =======                      ======

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2004 (shares in thousands):

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                             ----------------------------------------   --------------------------
                                               WEIGHTED-
                                 NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                             OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
                              DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES          2004           LIFE         PRICE          2004          PRICE
------------------------     --------------   -----------   ---------   --------------   ---------
$3.75 to $6.00.............      1,144           7.09        $ 5.49           866         $ 5.33
$6.02 to $9.19.............      2,493           7.06        $ 7.39         1,815         $ 7.42
$9.26 to $13.05............        949           8.81        $11.75           378         $10.96
$13.51 to $19.96...........      1,879           8.44        $14.93           553         $15.87
$21.19 to $22.31...........         62           4.05        $21.28            62         $21.28
$26.10 to $29.34...........         48           3.90        $28.83            48         $28.83
$30.00 to $135.00..........          9           1.92        $51.88             9         $51.88
                                 -----                                      -----
$3.75 to $135.00...........      6,584           7.65        $10.19         3,731         $ 9.16
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

                                                              2004    2003    2002
                                                              -----   -----   -----
Expected life (years).......................................    4.5     5.0     4.7
Risk-free interest rate.....................................   3.60%   3.00%   3.55%
Dividend rate...............................................   0.00%   0.00%   0.00%
Expected volatility.........................................  54.31%  53.05%  54.65%

     Per-Se has never paid cash dividends on its Common Stock. The Credit Agreement entered into on September 11, 2003, as amended, contains restrictions on the Company's ability to declare or pay cash dividends on its Common Stock.

15.  DEFERRED STOCK UNIT PLAN

     Effective October 1, 2001, and approved by the stockholders at the annual meeting held on May 2, 2002, the Board of Directors adopted the Per-Se Technologies, Inc. Deferred Stock Unit Plan (the "Plan"). The purpose of the Plan is to further align the interests of the Company's non-employee directors and a select group of key employees of the Company (and its affiliates) with the interests of stockholders by encouraging additional ownership of the Common Stock. The Plan also provides the participants with an opportunity to defer taxation of income in consideration of the valuable services that they provide to the Company. Non-employee directors of the Company are automatically eligible to participate in the Plan. The Compensation Committee of the Board of Directors may select key employees of the Company from time to time as eligible participants. Currently, seven non-employee directors and six executives (including two employee directors) are eligible to participate in the Plan.

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

     For the years ended December 31, 2004 and 2003, the Plan purchased a total of 19,925 shares and 31,842 shares, respectively, of the Company's Common Stock at a total cost of approximately $0.3 million and $0.3 million, respectively. In accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, and FASB Interpretation No. 46, Consolidation of Variable Interest Entities, these amounts and the Company's obligation are reflected as treasury stock and deferred compensation obligation, respectively, in the financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

16.  INCOME TAXES

     Income tax (benefit) expense attributable to continuing operations comprises the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2004        2003        2002
                                                        ---------   ---------   --------
                                                                 (IN THOUSANDS)
Current:
  Federal.............................................  $     83    $   (701)   $    --
  State...............................................       (82)        728        800
  Foreign.............................................        13          --         --
                                                        --------    --------    -------
                                                              14          27        800
                                                        ========    ========    =======
Deferred:
  Federal.............................................     1,485       6,624      3,260
  State...............................................       879      10,869     (3,740)
Valuation (benefit) allowance.........................   (30,479)    (17,493)       480
                                                        --------    --------    -------
                                                         (28,115)         --         --
                                                        --------    --------    -------
Income tax (benefit) expense attributable to
  continuing operations...............................  $(28,101)   $     27    $   800
                                                        ========    ========    =======

     A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax (benefit) expense is as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2004        2003        2002
                                                        ---------   ---------   --------
                                                                 (IN THOUSANDS)
Income tax expense at federal statutory rate..........  $  5,657    $  5,315    $ 3,764
State taxes, net of federal benefit...................       825         480        528
Change in tax rates...................................    (4,428)     10,869     (4,236)
Foreign taxes.........................................        13          --         --
Valuation allowance...................................   (30,479)    (17,493)       480
Other.................................................       311         856        264
                                                        --------    --------    -------
                                                        $(28,101)   $     27    $   800
                                                        ========    ========    =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes at December 31, 2004 and 2003, are as follows:

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CURRENT:
Accounts receivable, unbilled...............................  $     (91)  $    (654)
Accrued expenses............................................      5,336       4,886
Net operating loss carryforwards............................     12,799          --
Valuation allowance.........................................     (6,420)     (5,760)
Other.......................................................      1,175       1,528
                                                              ---------   ---------
                                                              $  12,799   $      --
                                                              =========   =========
NONCURRENT:
Net operating loss carryforwards............................  $ 138,512   $ 148,016
Valuation allowance.........................................   (131,008)   (161,565)
Depreciation and amortization...............................      7,316      12,157
Other.......................................................        496       1,392
                                                              ---------   ---------
                                                              $  15,316   $      --
                                                              =========   =========

     At December 31, 2004, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $393.7 million, which consist of $347.9 million of consolidated NOLs and $45.8 million of separate return limitation year NOLs. The NOLs will expire at various dates from 2005 through 2024 as follows:

                                                                  AMOUNTS
                                                                 EXPIRING
                                                               -------------
                                                               (IN MILLIONS)
2005 to 2007................................................      $ 37.7
2008 to 2010................................................        69.1
2011 to 2014................................................       136.1
2015 to 2024................................................       150.8
                                                                  ------
                                                                  $393.7
                                                                  ======

     The Company has historically had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its NOLs. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company's projection of taxable income for 2005 and 2006. As a result, the Company released a portion of the allowance resulting in an income tax benefit of $28.1 million for 2004. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

17.  EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans. The Company matches a percentage of the employee contributions. The Company's contribution expense was $2.1 million, $1.8 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

18.  CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

                                                            2004     2003      2002
                                                           ------   -------   -------
                                                                 (IN THOUSANDS)
Non-cash investing and financing activities:
  Additions to capital lease obligations.................  $  625   $    --   $    --
  Liabilities assumed in acquisitions....................     947        --        --
  KHS purchase price adjustment..........................      --        --    (5,789)
Cash paid for:
  Interest...............................................   5,686    18,296    16,829
  Extinguishment of debt.................................   6,378     5,412        --
  Income taxes...........................................     640       565       807

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

     The Hospital Services division provides Connective Healthcare solutions designed to increase revenue and decrease expenses for hospitals, with a focus on revenue cycle management and resource management. The division's revenue cycle management solutions enable a hospital's central billing office to improve its revenue cycle. The division has one of the largest clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle offering. The division also provides resource

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES management solutions that enable hospitals efficiently to manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The division primarily recognizes revenue on a per-transaction basis for its revenue cycle management solutions and primarily recognizes revenue on a percentage-of-completion basis or upon software shipment for sales of its resource management software solutions. Approximately 88% of the division's revenue is recurring due to its transaction-based business and the maintenance revenue from its substantial installed base for the resource management software solutions. The business of the Hospital Services division is conducted by the following wholly owned subsidiaries of the Company: Per-Se Transaction Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; PST Products, LLC, a California limited liability company; and Knowledgeable Healthcare Solutions, Inc., an Alabama corporation. All of these subsidiaries do business under the name "Per-Se Technologies."

     The Company evaluates each segment's performance based on its segment operating income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses.

     The Hospital Services segment revenue includes intersegment revenue for services provided to the Physician Services segment, which are shown as Eliminations to reconcile to total consolidated revenue.

     The Company's segment information from continuing operations is as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2004        2003        2002
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Revenue:
  Physician Services.................................  $260,473    $251,251    $245,383
  Hospital Services..................................   105,923      97,240      92,854
  Eliminations.......................................   (13,605)    (13,322)    (12,673)
                                                       --------    --------    --------
                                                       $352,791    $335,169    $325,564
                                                       ========    ========    ========
Segment operating expenses:
  Physician Services.................................  $232,907    $221,895    $219,519
  Hospital Services..................................    82,600      74,671      74,014
  Corporate..........................................    21,955      15,417      14,816
  Eliminations.......................................   (13,605)    (13,322)    (12,673)
                                                       --------    --------    --------
                                                       $323,857    $298,661    $295,676
                                                       ========    ========    ========
Segment operating income:
  Physician Services.................................  $ 27,566    $ 29,356    $ 25,864
  Hospital Services..................................    23,323      22,569      18,840
  Corporate..........................................   (21,955)    (15,417)    (14,816)
                                                       --------    --------    --------
                                                       $ 28,934    $ 36,508    $ 29,888
                                                       ========    ========    ========
Interest expense.....................................  $  6,825    $ 14,646    $ 18,069
                                                       ========    ========    ========
Interest income......................................  $   (525)   $   (297)   $   (471)
                                                       ========    ========    ========
Loss on extinguishment of debt.......................  $  5,896    $  6,255    $     --
                                                       ========    ========    ========
Income before income taxes...........................  $ 16,738    $ 15,904    $ 12,290
                                                       ========    ========    ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2004        2003        2002
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Depreciation and amortization:
  Physician Services.................................  $  9,331    $ 10,475    $ 12,114
  Hospital Services..................................     5,661       5,270       5,694
  Corporate..........................................       464         764         936
                                                       --------    --------    --------
                                                       $ 15,456    $ 16,509    $ 18,744
                                                       ========    ========    ========
Capital expenditures and capitalized software
  development costs:
  Physician Services.................................  $  6,547    $  5,467    $  5,718
  Hospital Services..................................     5,667       4,655       3,809
  Corporate..........................................       804         221         369
                                                       --------    --------    --------
                                                       $ 13,018    $ 10,343    $  9,896
                                                       ========    ========    ========

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Identifiable Assets:
  Physician Services(1).....................................  $ 63,611   $ 63,648
  Hospital Services(1)......................................    59,964     58,026
  Corporate.................................................    79,116     50,281
  Discontinued operations...................................        --        129
                                                              --------   --------
                                                              $202,691   $172,084
                                                              ========   ========

---------------

(1) Identifiable assets in the Physician Services and Hospital Services divisions include approximately $8,936 and $23,613 of goodwill, respectively, for all periods presented.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
2004
Revenue..................................  $84,601    $88,141     $90,641        $89,408
Cost of services.........................   55,398     56,939      60,486         59,838
Income (loss) from continuing
  operations.............................    1,607     (1,387)      8,807         35,812
Discontinued operations, net of tax......     (580)     3,791        (107)           215
Net income...............................    1,027      2,404       8,700         36,027(1)
Net income (loss) per common
  share -- basic from continuing
  operations.............................     0.05      (0.04)       0.29           1.18
  Discontinued operations, net of tax,
     per common share....................    (0.02)      0.12          --           0.01
  Net income per common share -- basic...     0.03       0.08        0.29           1.19
  Shares used to compute net income per
     common share -- basic...............   31,531     31,530      30,088         30,238
Net income per common share -- diluted
  from continuing operations.............     0.05      (0.04)       0.27           1.10
  Discontinued operations, net of tax,
     per common share....................    (0.02)      0.12          --           0.01
  Net income per common
     share -- diluted....................     0.03       0.08        0.27           1.11
  Shares used to compute net income per
     common share -- diluted.............   34,200     31,530      32,168         32,511

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
Revenue..................................  $81,998    $85,456     $84,523        $83,192
Cost of services.........................   53,939     55,198      54,972         53,786
Income (loss) from continuing
  operations.............................    3,121      5,013        (120)         7,863
Discontinued operations, net of tax......   (1,284)    (1,932)        626         (1,298)
Net income...............................    1,837      3,081         506          6,565
Net income (loss) per common
  share -- basic from continuing
  operations.............................     0.10       0.16          --           0.25
  Discontinued operations, net of tax,
     per common share....................    (0.04)     (0.06)       0.02          (0.04)
  Net income per common share -- basic...     0.06       0.10        0.02           0.21
  Shares used to compute net income per
     common share -- basic...............   30,172     30,238      30,677         31,276
Net income per common share -- diluted
  from continuing operations.............     0.10       0.16          --           0.23
  Discontinued operations, net of tax,
     per common share....................    (0.04)     (0.06)       0.02          (0.04)
  Net income per common
     share -- diluted....................     0.06       0.10        0.02           0.19
  Shares used to compute net income per
     common share -- diluted.............   31,037     31,866      30,677         34,039

---------------

(1) Reflects the release of $28.1 million of the valuation allowance against the Company's deferred tax asset resulting in an income tax benefit that was recorded in the fourth quarter of 2004.

                           PER-SE TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                               ADDITIONS
                                                         ---------------------
                                            BALANCE AT   CHARGED TO   CHARGED
                                            BEGINNING    COSTS AND    TO OTHER                BALANCE AT
DESCRIPTION                                  OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS   END OF YEAR
-----------                                 ----------   ----------   --------   ----------   -----------
YEAR ENDED DECEMBER 31, 2004 Allowance for
  doubtful accounts.......................    $4,795       $  603         --      $(1,798)      $3,600
YEAR ENDED DECEMBER 31, 2003 Allowance for
  doubtful accounts.......................    $4,288       $1,159         --      $  (652)      $4,795
YEAR ENDED DECEMBER 31, 2002 Allowance for
  doubtful accounts.......................    $4,759       $1,489         --      $(1,960)      $4,288