Form 10-Q
period 2005-03-31
PER SE TECHNOLOGIES INC
filed 2005-05-06
CIK 878556

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

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                      SHARES OUTSTANDING AT APRIL 28, 2005
                --------------                      ------------------------------------
         Common Stock $0.01 Par Value                        29,630,588 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

                                                                           PAGE
                                                                         --------
                          PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets as of March 31, 2005 and
           December 31, 2004
           (Unaudited).................................................         2
           Consolidated Statements of Income for the three months ended
           March 31, 2005 and 2004 (Unaudited).........................         3
           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2005 and 2004 (Unaudited)...................         4
           Notes to Consolidated Financial Statements (Unaudited)......         5
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................        13
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................        22
Item 4.    Controls and Procedures.....................................        22
                           PART II: OTHER INFORMATION
Item 1.    Legal Proceedings...........................................        23
Item 2c.   Purchases of Equity Securities by the Issuer and Affiliated
           Purchasers..................................................        23
Item 6.    Exhibits....................................................        23

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PAR VALUE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  42,463    $  42,422
  Restricted cash...........................................         63           51
                                                              ---------    ---------
     Total cash and cash equivalents........................     42,526       42,473
  Accounts receivable, billed (less allowances of $3,205 and
     $3,229 as of March 31, 2005, and December 31, 2004,
     respectively)..........................................     53,912       49,105
  Accounts receivable, unbilled (less allowances of $314 and
     $371 as of March 31, 2005, and December 31, 2004,
     respectively)..........................................        397          302
  Deferred income taxes -- current, net.....................     12,799       12,799
  Prepaid expenses..........................................      4,147        2,823
  Other.....................................................      3,853        4,906
                                                              ---------    ---------
     Total current assets...................................    117,634      112,408
Property and equipment, net of accumulated depreciation.....     16,105       15,512
Goodwill....................................................     32,549       32,549
Other intangible assets, net of accumulated amortization....     20,866       20,784
Deferred income taxes, net..................................     15,316       15,316
Other.......................................................      7,595        6,122
                                                              ---------    ---------
     Total assets...........................................  $ 210,065    $ 202,691
                                                              =========    =========
CURRENT LIABILITIES:
  Accounts payable..........................................  $   5,888    $   5,290
  Accrued compensation......................................     17,360       14,562
  Accrued expenses..........................................     17,845       14,628
  Current portion of long-term debt and capital lease
     obligations............................................        107           98
  Deferred revenue..........................................     26,397       24,127
                                                              ---------    ---------
     Total current liabilities..............................     67,597       58,705
Long-term debt and capital lease obligations................    125,517      125,527
Other obligations...........................................      5,742        5,484
                                                              ---------    ---------
     Total liabilities......................................    198,856      189,716
                                                              ---------    ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 20,000 shares authorized;
     none issued............................................         --           --
  Common stock, voting, $0.01 par value, 200,000 shares
     authorized, 32,499 and 32,324 issued and 29,701 and
     30,336 outstanding as of March 31, 2005, and December
     31, 2004, respectively.................................        325          323
  Common stock, non-voting, $0.01 par value, 600 shares
     authorized; none issued................................         --           --
  Paid-in capital...........................................    796,663      795,263
  Accumulated deficit.......................................   (747,697)    (757,128)
  Treasury stock at cost, 2,913 and 2,125 as of March 31,
     2005, and December 31, 2004, respectively..............    (38,713)     (26,510)
  Deferred stock unit plan obligation.......................      1,121        1,511
  Accumulated other comprehensive loss......................       (490)        (484)
                                                              ---------    ---------
     Total stockholders' equity.............................     11,209       12,975
                                                              ---------    ---------
     Total liabilities and stockholders' equity.............  $ 210,065    $ 202,691
                                                              =========    =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenue.....................................................   $92,030     $84,601
Operating expenses:
  Cost of services..........................................    60,037      55,397
  Selling, general and administrative.......................    21,140      21,382
  Other expenses............................................        --       3,961
                                                               -------     -------
Operating income............................................    10,853       3,861
Interest expense............................................     1,481       2,074
Interest income.............................................      (312)        (52)
                                                               -------     -------
  Income before income taxes................................     9,684       1,839
Income tax expense..........................................       253         232
                                                               -------     -------
  Income from continuing operations.........................     9,431       1,607
                                                               -------     -------
Discontinued operations (see Note 8)
  Loss from discontinued operations, net of
     tax -- Patient1........................................        --         (18)
  Loss on sale of Patient1, net of tax......................        --         (66)
  Loss from discontinued operations, net of
     tax -- Business1.......................................        --        (303)
  Loss on sale of Business1, net of tax.....................        --        (130)
  Loss from discontinued operations, net of tax -- Other....        --         (63)
                                                               -------     -------
                                                                    --        (580)
                                                               -------     -------
     Net income.............................................   $ 9,431     $ 1,027
                                                               =======     =======
Net income per common share-basic:
  Income from continuing operations.........................   $  0.31     $  0.05
  Loss from discontinued operations, net of
     tax -- Business1.......................................        --       (0.01)
  Loss on sale of Business1, net of tax.....................        --       (0.01)
                                                               -------     -------
     Net income per common share-basic......................   $  0.31     $  0.03
                                                               =======     =======
Weighted average shares used in computing basic income per
  common share..............................................    30,294      31,531
                                                               =======     =======
Net income per common share-diluted:
  Income from continuing operations.........................   $  0.29     $  0.05
  Loss from discontinued operations, net of
     tax -- Business1.......................................        --       (0.01)
  Loss on sale of Business1, net of tax.....................        --       (0.01)
                                                               -------     -------
     Net income per common share-diluted....................   $  0.29     $  0.03
                                                               =======     =======
Weighted average shares used in computing diluted income per
  common share..............................................    32,552      34,200
                                                               =======     =======

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 9,431    $ 1,027
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
  Depreciation and amortization.............................    3,752      3,894
  Loss from discontinued operations.........................       --        384
  Loss on sale of discontinued operations and other.........       --        196
  Amortization of deferred financing costs..................      343        340
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Accounts receivable, billed............................   (4,807)    (1,437)
     Accounts receivable, unbilled..........................      (95)      (147)
     Accounts payable.......................................      598       (447)
     Accrued compensation...................................    2,798     (1,728)
     Accrued expenses.......................................   (1,085)       (88)
     Deferred revenue.......................................    2,270        (96)
     Other, net.............................................      (43)    (2,594)
                                                              -------    -------
       Net cash provided by (used for) continuing
        operations..........................................   13,162       (696)
       Net cash used for discontinued operations............       --       (483)
                                                              -------    -------
       Net cash provided by (used for) operating
        activities..........................................   13,162     (1,179)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (2,552)    (1,629)
Software development costs..................................   (2,073)    (1,135)
Transaction costs on sale of discontinued operations........       --       (196)
Proceeds from sale of property and equipment................       19          3
Other.......................................................      (69)       (20)
                                                              -------    -------
       Net cash used for investing activities...............   (4,675)    (2,977)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases....................................   (9,890)        --
Proceeds from the exercise of stock options.................    1,402      2,529
Payments of debt............................................       --     (3,125)
Other.......................................................       42        (17)
                                                              -------    -------
       Net cash used for financing activities...............   (8,446)      (613)
                                                              -------    -------
CASH AND CASH EQUIVALENTS:
Net change..................................................       41     (4,769)
Balance at beginning of period..............................   42,422     25,271
                                                              -------    -------
Balance at end of period....................................  $42,463    $20,502
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $    94    $ 1,765
  Income taxes..............................................      118         61

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

     These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements, and accounting policies consistent, in all material respects, with those applied in preparing the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission ("SEC") on March 16, 2005 ("2004 Form 10-K"). These interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2004 Form 10-K.

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

NOTE 2 -- STOCK-BASED COMPENSATION PLANS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised
2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The original effective date of SFAS 123(R) was for interim periods beginning after June 15, 2005.

     On April 14, 2005, the SEC announced the adoption of a rule that amends the compliance date for SFAS 123(R). SFAS 123(R) must be adopted by the Company no later than January 1, 2006. The Company expects to adopt SFAS 123(R) on January 1, 2006. When the Company adopts SFAS No. 123(R), it may elect the modified prospective method or the modified retrospective method. The Company has not yet determined which method it will elect upon adoption.

     At March 31, 2005, the Company has four stock-based compensation plans. The Company accounts for its stock-based compensation plans under APB No. 25. The following table illustrates the effect on net income and

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation plan.

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2005      2004
                                                              -------   ------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                   DATA)
Net income as reported......................................  $ 9,431   $1,027
Deduct: total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................   (1,263)    (934)
                                                              -------   ------
Pro forma net income........................................  $ 8,168   $   93
                                                              =======   ======
Net income per common share:
  Basic -- as reported......................................  $  0.31   $ 0.03
                                                              =======   ======
  Basic -- pro forma........................................  $  0.27   $   --
                                                              =======   ======
  Diluted -- as reported....................................  $  0.29   $ 0.03
                                                              =======   ======
  Diluted -- pro forma......................................  $  0.25   $   --
                                                              =======   ======

NOTE 3 -- SHARE REPURCHASE

     On March 9, 2005, the Company announced that its Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding Common Stock. Under the share repurchase program, the Company was able to repurchase shares from time to time at management's discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. All shares repurchased were placed into treasury stock to be used for general corporate purposes. During the three months ended March 31, 2005, the Company repurchased approximately 810,000 shares of its outstanding Common Stock at a cost of approximately $12.4 million. The Company completed the share repurchase program in April 2005 by repurchasing an additional approximately 190,000 shares of its outstanding Common Stock at a cost of approximately $3.0 million.

NOTE 4 -- ADDITIONAL PROCEDURES

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company recorded costs related to the additional procedures totaling approximately $3.9 million during the three months ended March 31, 2004, and included these costs in other expenses in the Company's Consolidated Statements of Income. In Note 13, these expenses are classified in the Corporate segment.

NOTE 5 -- ACQUISITIONS

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

     The Company recorded the acquisition using the purchase method of accounting and, accordingly, has allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $1.9 million of the purchase price was allocated to a finite-lived intangible asset with a five-year life. The remaining $0.2 million of the purchase price was allocated to tangible assets acquired. The operating results of the acquisition are included in the Company's Consolidated Statements of Income from the date of acquisition in the Hospital Services division.

     The pro-forma impact of this acquisition was immaterial to the financial statements of the Company and therefore has not been presented.

NOTE 6 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following sets forth the computation of basic and diluted net income per share for the three-months ended March 31, 2005, and 2004:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income..................................................   $ 9,431     $ 1,027
Common shares outstanding:
  Shares used in computing net income per common
     share -- basic.........................................    30,294      31,531
  Effect of potentially dilutive stock options and
     warrants...............................................     2,258       2,669
                                                               -------     -------
  Shares used in computing net income per common
     share -- diluted.......................................    32,552      34,200
                                                               =======     =======
Net income per common share:
  Basic.....................................................   $  0.31     $  0.03
                                                               =======     =======
  Diluted...................................................   $  0.29     $  0.03
                                                               =======     =======

     Options and warrants to purchase 1.1 million and 0.9 million shares of Common Stock during the three months ended March 31, 2005, and 2004, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 7 -- FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

     The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive loss. In the three-month periods ended March 31, 2005, and 2004, the only component of other comprehensive loss was the net foreign currency translation.

                                                                 THREE
                                                                MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              -----------
                                                              2005   2004
                                                              ----   ----
                                                                  (IN
                                                              THOUSANDS)
Net foreign currency translation............................   $6    $28
                                                               ==    ===

NOTE 8 -- DISCONTINUED OPERATIONS AND DIVESTITURES

     The Company completed the sale of Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") on July 28, 2003. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in periodic payments through June 2006. No cash consideration was received at closing.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Patient1 and Business1 were formerly reported as part of the Hospital Services division.

     Summarized operating results for the discontinued operations are as follows:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------------------------------------
                                                                2005                           2004
                                                    ----------------------------   ----------------------------
                                                    PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1   TOTAL
                                                    --------   ---------   -----   --------   ---------   -----
                                                                            (IN THOUSANDS)
Revenue...........................................   $  --       $  --     $ --      $ --       $ 106     $ 106
                                                     =====       =====     =====     ====       =====     =====
Loss from discontinued operations before income
  taxes...........................................   $  --       $  --     $ --      $(18)      $(303)    $(321)
Income tax expense................................      --          --       --        --          --        --
                                                     -----       -----     -----     ----       -----     -----
Loss from discontinued operations, net of tax.....   $  --       $  --     $ --      $(18)      $(303)    $(321)
                                                     =====       =====     =====     ====       =====     =====

NOTE 9 -- LEGAL MATTERS

     On April 4, 2005, the Company announced that it was notified by the SEC of the issuance of an order of investigation, which it believes relates to allegations of wrongdoing made by a former employee in 2003 and 2004. These allegations were the subject of a prior investigation by the audit committee and an outside accounting firm that resulted in the performance of extensive additional procedures. See Note 4 above and "Note 2 -- "Other Expenses" in the Company's Notes to the Consolidated Financial Statements in the Company's 2004 Form 10-K for more information.

     The Company is subject to claims, litigation and official billing inquiries arising in the ordinary course of its business. These matters include, but are not limited to, lawsuits brought by former customers with respect to the operation of the Company's business. The Company has also received written demands from customers and former customers that have not resulted in legal action. Within the Company's industry, federal and state civil and criminal laws govern medical billing and collection activities. These laws provide for various fines, penalties,

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES multiple damages, assessments and sanctions for violations, including possible exclusion from federal and state healthcare payer programs.

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

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. As originally issued, the Debentures were convertible into shares of the Company's Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a conversion price of approximately $17.85) once the Company's Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.20. In November 2004, the Company exercised its irrevocable option to pay the principal of Debentures submitted for conversion in cash. The Company will satisfy any amount above the conversion trigger price of $17.85 through the issuance of Common Stock. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. The Company may redeem the Debentures either in whole or in part beginning July 6, 2009. The holders may require the Company to repurchase the Debentures on June 30, 2009, 2014, and 2019, or upon a fundamental change, as defined in the Indenture governing the Debentures. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire the $118.8 million outstanding under the Term Loan B, as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering.

     In connection with the sale of the Debentures, the Company agreed to file with the SEC, within 90 days after the original issuance of the Debentures, a shelf registration statement with respect to the resale of the Debentures and the common stock issuable upon conversion of the Debentures. The Company agreed to use commercially reasonable efforts to cause the shelf registration statement to become effective within 210 days after the original issuance of the Debentures. On September 15, 2004, the Company filed the shelf registration statement with the SEC. On March 14, 2005, the shelf registration became effective. Since the Company was unable to cause the shelf registration statement to become effective within 210 days after original issuance of the Debentures, the Company is required to pay an additional 0.25% of interest on the Debentures from January 26, 2005, through the effective date of the shelf registration statement, March 14, 2005. The Company expects to pay approximately $41,000 of additional interest to holders of the Debentures for the period from January 26, 2005, through March 14, 2005.

     On June 30, 2004, the Company also amended the Revolving Credit Facility to increase its capacity from $50 million to $75 million, to extend its maturity to three years, and to lower the interest rate from LIBOR plus amounts ranging from 3.0% to 3.5% to LIBOR plus amounts ranging from 2.5% to 3.0%. The Company did not incur any borrowings under the Revolving Credit Facility in connection with the retirement of the Term Loan B or the concurrent share repurchase. The Company intends to use the Revolving Credit Facility, as needed, for

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES future investments in operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, as needed, and other general corporate purposes. The Company has not incurred any borrowings under the Revolving Credit Facility as of March 31, 2005.

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

     The Revolving Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage, each as defined in the Revolving Credit Facility. The Company was in compliance with all applicable covenants as of March 31, 2005.

NOTE 11 -- INCOME TAXES

     Income tax expense, which was primarily related to state and local income taxes, was approximately $0.3 million and $0.2 million for the three months ended March 31, 2005, and 2004, respectively. The Company has historically had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company's projection of taxable income for 2005 and 2006. Accordingly, a portion of the valuation allowance was released during the fourth quarter of 2004. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate.

NOTE 12 -- RESTRUCTURING EXPENSES

     The amount of lease termination costs associated with a 1995 restructuring applied against the reserve in the three months ended March 31, 2005, is as follows:

                                           RESERVE BALANCE     COSTS APPLIED    RESERVE BALANCE
                                          DECEMBER 31, 2004   AGAINST RESERVE   MARCH 31, 2005
                                          -----------------   ---------------   ---------------
                                                             (IN THOUSANDS)
Lease termination costs.................       $1,104              $(84)            $1,020

NOTE 13 -- SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its two operating divisions: Physician Services and Hospital Services.

     The Physician Services division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group related to their revenue cycle. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. The division recognizes revenue primarily on a contingency fee basis, which aligns the division's interests with the interests of the physician groups it services. The outsourced services business recognizes revenue as a

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES percentage of the physician group's cash collections for the services performed. Since this is an outsourced service delivered on the Company's proprietary technology, license fees or maintenance fees are not required to be paid by the division's hospital-affiliated physician groups. The division also sells a physician practice management ("PPM") solution that is delivered via an ASP model. The PPM solution collects a monthly usage fee from the office-based physician practices using the system. The division's revenue model is 100% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business. The business of the Physician Services division is conducted by PST Services, Inc. a Georgia corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company's segment information from continuing operations is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenue:
  Physician Services........................................  $67,190    $63,183
  Hospital Services.........................................   28,364     24,771
  Eliminations..............................................   (3,524)    (3,353)
                                                              -------    -------
                                                              $92,030    $84,601
                                                              =======    =======
Segment operating expenses:
  Physician Services........................................  $58,622    $57,230
  Hospital Services.........................................   21,935     18,969
  Corporate.................................................    4,144      7,894
  Eliminations..............................................   (3,524)    (3,353)
                                                              -------    -------
                                                              $81,177    $80,740
                                                              =======    =======
Segment operating income:
  Physician Services........................................  $ 8,568    $ 5,953
  Hospital Services.........................................    6,429      5,802
  Corporate.................................................   (4,144)    (7,894)
                                                              -------    -------
                                                              $10,853    $ 3,861
                                                              =======    =======
Interest expense............................................  $ 1,481    $ 2,074
                                                              =======    =======
Interest income.............................................  $  (312)   $   (52)
                                                              =======    =======
Income before income taxes..................................  $ 9,684    $ 1,839
                                                              =======    =======
Depreciation and amortization:
  Physician Services........................................  $ 2,060    $ 2,424
  Hospital Services.........................................    1,596      1,320
  Corporate.................................................       96        150
                                                              -------    -------
                                                              $ 3,752    $ 3,894
                                                              =======    =======
Capital expenditures and capitalized software development
  costs:
  Physician Services........................................  $ 1,978    $ 1,610
  Hospital Services.........................................    2,593      1,150
  Corporate.................................................       54          4
                                                              -------    -------
                                                              $ 4,625    $ 2,764
                                                              =======    =======

                                                                       AS OF
                                                              ------------------------
                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Identifiable assets:
  Physician Services........................................  $ 68,493      $ 63,611
  Hospital Services.........................................    63,275        59,964
  Corporate.................................................    78,297        79,116
                                                              --------      --------
                                                              $210,065      $202,691
                                                              ========      ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 14 -- ENHANCEMENT TO PHYSICIAN CLAIMS CLEARINGHOUSE

     During the latter part of 2004, the Company initiated a project, which is scheduled to be completed near the end of 2005, to enhance substantially its physician claims clearinghouse functionality. The Company expects that the improved platform will provide efficiencies and competitive advantages for its Physician Services division. The Company expects to incur approximately $5 million in capital expenditures and capitalized software development costs and between $2.0 million and $2.5 million in expenses, including amortization expense of approximately $1 million, related to the physician claims clearinghouse enhancement in 2005. During the first quarter of 2005, the Company incurred approximately $0.3 million of expenses which are reflected in the Hospital Services division, and incurred approximately $0.9 million of capital expenditures and capitalized software development costs related to this project.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Physician Services division provides business management outsourcing services to the hospital-affiliated physician practice market, physicians in academic settings and other large physician practices. The division provides a complete outsourcing service, therefore, allowing physician groups to avoid the infrastructure investment in their own in-house billing office. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections and accounts receivable management. These services are designed to assist healthcare providers with the business management functions associated with the delivery of healthcare services, allowing physicians to focus on providing quality patient care. These services also assist physicians in improving cash flows and reducing administrative costs and burdens. The division's offerings have historically focused on the back-end processes required to ensure physicians are properly reimbursed for care delivery. The division also has an ASP-based physician practice management solution, named MedAxxis, that targets office-based physician groups.

     The Hospital Services division products focus on optimizing the revenue cycle and improving administrative efficiencies for hospitals. Solutions include electronic claims processing, referral submissions, eligibility verification and other electronic and paper transaction processing as well as patient and staff scheduling systems.

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

     Consolidated revenue for the three months ended March 31, 2005, increased approximately 9% as compared to the same period of 2004 due to the implementation of the record level of new business sold during 2004. Consolidated operating margins increased from 4.6% in the first quarter of 2004 to 11.8% in the first quarter of 2005. During the first quarter of 2004, the Company incurred approximately $3.9 million in costs associated with the additional procedures as part of the year-end 2003 audit. Similar costs were not incurred during the first quarter of 2005. Operating margins also increased due to the increased revenue in the Physician Services division.

     The Company generated $13.2 million in cash from continuing operations during the current year quarter compared to a use of cash during the first quarter of 2004 of $0.7 million. The increase in cash flow from continuing operations was driven by the Company's increase in profitability.

     During the latter part of 2004, the Company initiated a project to enhance substantially its physician claims clearinghouse functionality. The Company expects that the improved platform will provide efficiencies and competitive advantages for its Physician Services division. The Company expects to incur approximately $5 million in capital expenditures and capitalized software development costs and between $2.0 and $2.5 million in expenses, including amortization expense of approximately $1 million, related to the physician claims clearinghouse enhancement. During the first quarter of 2005, the Company incurred approximately $0.3 million of expenses which are reflected in the Hospital Services division, and incurred approximately $0.9 million of capital expenditures and capitalized software development costs related to this project.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2005, AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $67,190    $63,183
Hospital Services...........................................   28,364     24,771
Eliminations................................................   (3,524)    (3,353)
                                                              -------    -------
                                                              $92,030    $84,601
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 6% in the three months ended March 31, 2005, as compared to the same period in 2004. Pricing for the division's services and products was stable compared to the prior year period. The revenue increase is due to the implementation of the record net new business sold during 2004 and the recognition of approximately $1.5 million of revenue delayed in the quarter ended December 31, 2004, caused by a technical problem in the claims clearinghouse. Net new business sold during the first quarter of 2005 was $5 million compared to $12 million during the first quarter of 2004. Net new business sold in the prior year quarter represented a record performance for the division. Current year net new business sold represents the Company's second strongest first quarter performance. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Net backlog at March 31, 2005, was approximately $5 million, compared to the net backlog of approximately $5 million at December 31, 2004. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 15% for the three months ended March 31, 2005, as compared to the same period in 2004. Pricing for the division's services and products was stable compared to the prior year period. Revenue growth in the division is due to the implementation of transaction processing new business sold during 2004. Medical transaction volume increased approximately 26% for the period over the same period of 2004. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Segment Operating Income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 8,568    $ 5,953
Hospital Services...........................................    6,429      5,802
Corporate...................................................   (4,144)    (7,894)
                                                              -------    -------
                                                              $10,853    $ 3,861
                                                              =======    =======

     Physician Services' segment operating income increased approximately 44% in the three months ended March 31, 2005, compared to the same period in 2004, resulting in operating margins of approximately 12.8% in the three months ended March 31, 2005, versus approximately 9.4% in the same period in 2004. Margin expansion in the current year period is the result of revenue growth, including the recognition of approximately $1.5 million of revenue delayed in the quarter ended December 31, 2004, caused by a technical problem in the claims clearinghouse.

     Hospital Services' segment operating income increased approximately 11% in the three months ended March 31, 2005, compared to the same period in 2004, resulting in operating margins of approximately 22.7% versus approximately 23.4% in the prior year period. Included in the current year quarter is approximately $0.3 million of costs associated with the Company's physician claims clearinghouse enhancement.

     Corporate overhead expenses, which include certain executive and administrative functions, decreased approximately $3.8 million or approximately 48% in the three months ended March 31, 2005, compared to the same period in 2004. The decrease is attributable primarily to approximately $3.9 million of expenses incurred in the three months ended March 31, 2004, to perform the additional procedures discussed below.

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

     The Company recorded costs related to the additional procedures totaling approximately $3.9 million during the three months ended March 31, 2004, and included these costs in other expenses in the Company's Consolidated Statements of Income. In Note 13 of Notes to Financial Statements, these expenses are classified in the Corporate segment.

     Interest. Interest expense was approximately $1.5 million for the three months ended March 31, 2005, as compared to $2.1 million for the same period in 2004. The decrease is attributable to the Company refinancing its debt in June 2004, by issuing $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024. Prior to this refinancing, the interest rate on the Term Loan B was LIBOR plus 4.25%, or approximately 5.36%, in the first quarter of 2004. Interest income was approximately $0.3 million for the three-month period ended March 31, 2005, as compared to approximately $0.1 million for the same period in 2004.

     Income Taxes. Income tax expense, which was primarily related to state and local income taxes, was approximately $0.3 million and $0.2 million for the three months ended March 31, 2005, and 2004, respectively. The Company has historically had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company's projection of taxable income for 2005 and 2006. Accordingly, a portion of the valuation allowance was released during the fourth quarter of 2004. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate.

     Discontinued Operations. The Company completed the sale of Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") on July 28, 2003. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in periodic payments through June 2006. No cash consideration was received at closing.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Patient1 and Business1 were formerly reported as part of the Hospital Services division.

     Summarized operating results for the discontinued operations are as follows:

                                                        THREE MONTHS ENDED MARCH 31,
                                         -----------------------------------------------------------
                                                     2005                           2004
                                         ----------------------------   ----------------------------
                                         PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1   TOTAL
                                         --------   ---------   -----   --------   ---------   -----
                                                               (IN THOUSANDS)
Revenue................................   $  --       $  --     $ --      $ --       $ 106     $ 106
                                          =====       =====     =====     ====       =====     =====
Loss from discontinued operations
  before income taxes..................   $  --       $  --     $ --      $(18)      $(303)    $(321)
Income tax expense.....................      --          --       --        --          --        --
                                          -----       -----     -----     ----       -----     -----
Loss from discontinued operations, net
  of tax...............................   $  --       $  --     $ --      $(18)      $(303)    $(321)
                                          =====       =====     =====     ====       =====     =====

  LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances as of March 31, 2005, and December 31, 2004, and cash flows from continuing operations for the three months ended March 31, 2005, and 2004, (in thousands):

                                                         MARCH 31, 2005   DECEMBER 31, 2004
                                                         --------------   -----------------
Unrestricted cash and cash equivalents.................     $42,463            $42,422

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
Cash provided by (used for) continuing operations...........  $13,162    $  (696)
Cash used for investing activities from continuing
  operations................................................  $(4,675)   $(2,977)
Cash used for financing activities from continuing
  operations................................................  $(8,446)   $  (613)

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     Restricted cash of approximately $0.1 million at March 31, 2005, and December 31, 2004, represent amounts collected on behalf of certain Physician Services and Hospital Services clients, a portion of which is held in trust until it is remitted to such clients.

     During the three months ended March 31, 2005, the Company generated approximately $13.2 million in cash from continuing operations as a result of increased profitability and the timing of payments on certain accruals.

     During the three months ended March 31, 2004, the Company used approximately $0.7 million in cash from continuing operations, which includes cash generated from normal operations offset by cash payments related to additional procedures necessary under SAS No. 99 totaling approximately $2.4 million (refer to "Note 4 -- Additional Procedures" in the Company's Notes to Consolidated Financial Statements for more information), the payment of approximately $3.4 million in expenses and legal settlements related to the matter with Lloyd's of London (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements in the Company's 2004 Form 10-K for more information) and quarterly interest payments of approximately $1.7 million.

     During the three months ended March 31, 2005, the Company used approximately $4.7 million in cash from investing activities from continuing operations primarily for capital expenditures and investment in software development costs.

     During the three months ended March 31, 2004, the Company used approximately $3.0 million in cash from investing activities from continuing operations primarily for capital expenditures and investment in software development costs.

     During the three months ended March 31, 2005, the Company used approximately $8.4 million in cash from financing activities which included approximately $9.9 million used for the repurchase of the Company's Common Stock which was partially offset by proceeds from the exercise of stock options of approximately $1.4 million.

     On March 9, 2005, the Company announced that the Board authorized the repurchase of up to 1 million shares of the Company's outstanding Common Stock. Under the share repurchase program, the Company was able to repurchase shares from time to time at management's discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. All shares repurchased were placed into treasury to be used for general corporate purposes. The actual number and timing of shares to be repurchased will depend on market conditions and certain SEC rules. Repurchases may be discontinued at any time. During the three months ended March 31, 2005, the Company repurchased approximately 810,000 shares of its outstanding Common Stock at a cost of approximately $12.4 million, of which approximately $9.9 million was paid by March 31, 2005. The Company completed the share repurchase program in April 2005 by repurchasing an additional approximately 190,000 shares of its outstanding Common Stock at a cost of approximately $3.0 million.

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

     The Company is subject to claims, litigation and official billing inquiries arising in the ordinary course of its business. These matters include pending lawsuits involving claims that are not required to be separately described in this report, including a claim for breach of contract arising from a prior acquisition. That claim is currently scheduled to go to binding arbitration in the second quarter of 2005. The Company believes that it has meritorious defenses to the claims and other issues asserted in such matters; however, there can be no assurance that such matters or any future legal matters will not have an adverse effect on the Company. Amounts of awards or losses, if any, in pending legal matters have not been reflected in the financial statements unless probable and reasonably estimable.

FORWARD-LOOKING STATEMENTS

     Certain statements included in the Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report including but not limited to certain statements set forth under the captions "Note 2 -- Stock-Based Compensation Plans," "Note 9 -- Legal Matters," "Note 10 -- Long-Term Debt," "Note 11 -- Income Taxes," "Results of Operations" and "Liquidity and Capital Resources," are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include, but are not limited to, the Company's expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, the effect of industry and regulatory changes on the Company's customer base, the impact of revenue backlog on future revenue, adoption of accounting standard regarding expensing of stock options, payment of additional interest to convertible debenture holders, future appropriateness of deferred tax asset valuation allowance, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified below under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" and "Quantitative and Qualitative Disclosures about Market Risk." The Company disclaims any responsibility to update any forward-looking statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of March 31, 2005, and have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. It should be noted, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.

     The Company has implemented additional controls, policies and procedures during the quarter ended March 31, 2005 to enhance its internal control structure and to maintain its compliance with Section 404(a) of the Sarbanes-Oxley Act of 2002. None of the additional controls, policies and procedures implemented during the quarter ended March 31, 2005, constitute changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in "Note 9 -- Legal Matters" of Notes to Consolidated Financial Statements in Item 1 of Part I.

ITEM 2C.  PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

                                                                    (C)
                                                                TOTAL NUMBER        (D)
                                                                 OF SHARES        MAXIMUM
                                          (A)                   PURCHASED AS     NUMBER OF
                                         TOTAL        (B)         PART OF       SHARES THAT
                                       NUMBER OF    AVERAGE       PUBLICLY       MAY YET BE
                                        SHARES     PRICE PAID    ANNOUNCED       PURCHASED
PERIOD                                 PURCHASED   PER SHARE       PLANS       UNDER THE PLAN
------                                 ---------   ----------   ------------   --------------
March 11, 2005 through March 31,
  2005...............................   809,931      $15.33       809,931         190,069

The plan to repurchase the Common Stock of the Company was announced on March 9, 2005. The Board of Directors of the Company authorized the repurchase of up to one million shares of the Company's Common Stock. The Company completed the share repurchase program in April 2005 by repurchasing approximately 190,000 shares of its outstanding Common Stock at a cost of approximately $3.0 million.

ITEM 6.  EXHIBITS

     (A) Exhibits

  EXHIBIT
   NUMBER                                      DOCUMENT
  -------                                      --------
     2.1       --    Asset Purchase Agreement dated as of June 18, 2003, among
                     Misys Hospital Systems, Inc., Misys Healthcare Systems
                     (International) Limited, Misys plc, Registrant, and PST
                     Products, LLC., together with the First Amendment thereto
                     dated as of June 28, 2003 (incorporated by reference to
                     Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                     2003).
     3.1       --    Restated Certificate of Incorporation of Registrant
                     (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
     3.2       --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003).
     4.1       --    Rights Agreement dated as of February 11, 1999, between
                     Registrant and American Stock Transfer & Trust Company
                     (including form of rights certificates) (incorporated by
                     reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
     4.2       --    First Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of May 4, 2000 (incorporated by
                     reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                     for the quarter ended March 31, 2000).
     4.3       --    Second Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of December 6, 2001, to be
                     effective as of March 6, 2002 (incorporated by reference to
                     Exhibit 4.12 to Annual Report on Form 10-K for the year
                     ended December 31, 2001).
     4.4       --    Third Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
     4.5       --    Fourth Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of February 18, 2005
                     (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
     4.6       --    Indenture dated as of June 30, 2004, between Registrant and
                     U.S. Bank National Association, as Trustee, relating to
                     Registrant's 3.25% Convertible Subordinated Debentures Due
                     2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2004).

  EXHIBIT
   NUMBER                                      DOCUMENT
  -------                                      --------
     4.7       --    Resale Registration Rights Agreement dated as of June 30,
                     2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                     Registrant's 3.25% Convertible Subordinated Debentures Due
                     2024 (incorporated by reference to Exhibit 4.6 to Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2004).
    31.1       --    Certification of Chief Executive Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2       --    Certification of Chief Financial Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1       --    Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2       --    Certification of Chief Financial Officer pursuant to 18
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

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:       /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:       /s/ RICHARD A. FLYNT
                                            ------------------------------------
                                                      Richard A. Flynt
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)

Date: May 6, 2005

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                                      DOCUMENT
  -------                                      --------
     2.1       --    Asset Purchase Agreement dated as of June 18, 2003, among
                     Misys Hospital Systems, Inc., Misys Healthcare Systems
                     (International) Limited, Misys plc, Registrant, and PST
                     Products, LLC., together with the First Amendment thereto
                     dated as of June 28, 2003 (incorporated by reference to
                     Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                     2003).
     3.1       --    Restated Certificate of Incorporation of Registrant
                     (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
     3.2       --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2003).
     4.1       --    Rights Agreement dated as of February 11, 1999, between
                     Registrant and American Stock Transfer & Trust Company
                     (including form of rights certificates) (incorporated by
                     reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
     4.2       --    First Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of May 4, 2000 (incorporated by
                     reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                     for the quarter ended March 31, 2000).
     4.3       --    Second Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of December 6, 2001, to be
                     effective as of March 6, 2002 (incorporated by reference to
                     Exhibit 4.12 to Annual Report on Form 10-K for the year
                     ended December 31, 2001).
     4.4       --    Third Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
     4.5       --    Fourth Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of February 18, 2005
                     (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
     4.6       --    Indenture dated as of June 30, 2004, between Registrant and
                     U.S. Bank National Association, as Trustee, relating to
                     Registrant's 3.25% Convertible Subordinated Debentures Due
                     2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2004).
     4.7       --    Resale Registration Rights Agreement dated as of June 30,
                     2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                     Registrant's 3.25% Convertible Subordinated Debentures Due
                     2024 (incorporated by reference to Exhibit 4.6 to Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2004).
    31.1       --    Certification of Chief Executive Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2       --    Certification of Chief Financial Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1       --    Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2       --    Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.