Form 10-Q
period 2005-06-30
PER SE TECHNOLOGIES INC
filed 2005-08-05
CIK 878556

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                      SHARES OUTSTANDING AT JULY 29, 2005
                --------------                      -----------------------------------
         Common Stock $0.01 Par Value                        32,943,419 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

                                                                           PAGE
                                                                         --------
                          PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements........................................         2
           Consolidated Balance Sheets as of June 30, 2005
           and December 31, 2004 (Unaudited)...........................         2
           Consolidated Statements of Income for the three and six
           months ended
           June 30, 2005 and 2004 (Unaudited)..........................         3
           Consolidated Statements of Cash Flows for the six months
           ended
           June 30, 2005 and 2004 (Unaudited)..........................         4
           Notes to Consolidated Financial Statements (Unaudited)......         5
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................        14
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................        24
Item 4.    Controls and Procedures.....................................        24
                           PART II: OTHER INFORMATION
Item 1.    Legal Proceedings...........................................        26
Item 2c.   Purchases of Equity Securities by the Issuer and Affiliated
           Purchasers..................................................        26
Item 4.    Submission of Matters to a Vote of Security Holders.........        26
Item 6.    Exhibits....................................................        27

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PAR VALUE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  46,166    $  42,422
  Restricted cash...........................................         44           51
                                                              ---------    ---------
     Total cash and cash equivalents........................     46,210       42,473
  Accounts receivable, billed (less allowances of $2,951 and
     $3,229 as of June 30, 2005, and December 31, 2004,
     respectively)..........................................     54,584       49,105
  Accounts receivable, unbilled (less allowances of $314 and
     $371 as of June 30, 2005, and December 31, 2004,
     respectively)..........................................        374          302
  Deferred income taxes, net................................     12,799       12,799
  Prepaid expenses..........................................      5,114        2,823
  Other.....................................................      4,652        4,906
                                                              ---------    ---------
     Total current assets...................................    123,733      112,408
Property and equipment, net of accumulated depreciation.....     16,309       15,512
Goodwill....................................................     32,549       32,549
Other intangible assets, net of accumulated amortization....     20,135       20,784
Deferred income taxes, net..................................     15,316       15,316
Other.......................................................      7,071        6,122
                                                              ---------    ---------
     Total assets...........................................  $ 215,113    $ 202,691
                                                              =========    =========
CURRENT LIABILITIES:
  Accounts payable..........................................  $   5,446    $   5,290
  Accrued compensation......................................     21,005       14,562
  Accrued expenses..........................................     12,614       14,628
  Current portion of long-term debt and capital lease
     obligations............................................        118           98
  Deferred revenue..........................................     25,766       24,127
                                                              ---------    ---------
     Total current liabilities..............................     64,949       58,705
Long-term debt and capital lease obligations................    125,498      125,527
Other obligations...........................................      5,491        5,484
                                                              ---------    ---------
     Total liabilities......................................    195,938      189,716
                                                              ---------    ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 20,000 shares authorized;
     none issued............................................         --           --
  Common stock, voting, $0.01 par value, 200,000 shares
     authorized, 32,900 and 32,324 issued and 30,912 and
     30,336 outstanding as of June 30, 2005, and December
     31, 2004, respectively.................................        329          323
  Common stock, non-voting, $0.01 par value, 600 shares
     authorized; none issued................................         --           --
  Paid-in capital...........................................    799,854      795,263
  Accumulated deficit.......................................   (740,151)    (757,128)
  Treasury stock at cost, 3,101 and 2,125 as of June 30,
     2005, and December 31, 2004, respectively..............    (41,668)     (26,510)
  Deferred stock unit plan obligation.......................      1,280        1,511
  Accumulated other comprehensive loss......................       (469)        (484)
                                                              ---------    ---------
     Total stockholders' equity.............................     19,175       12,975
                                                              ---------    ---------
     Total liabilities and stockholders' equity.............  $ 215,113    $ 202,691
                                                              =========    =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2005       2004       2005       2004
                                                       --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............................................  $93,300    $88,141    $185,330   $172,742
                                                       -------    -------    --------   --------
Operating expenses:
  Cost of services...................................   62,470     56,939     122,507    112,337
  Selling, general and administrative................   21,974     22,368      43,114     43,749
  Other expenses.....................................       --      2,538          --      6,499
                                                       -------    -------    --------   --------
Operating income.....................................    8,856      6,296      19,709     10,157
Interest expense.....................................    1,448      1,999       2,929      4,073
Interest income......................................     (336)      (192)       (648)      (244)
Loss on extinguishment of debt.......................       --      5,896          --      5,896
                                                       -------    -------    --------   --------
  Income (loss) before income taxes..................    7,744     (1,407)     17,428        432
Income tax expense (benefit).........................      198        (20)        451        212
                                                       -------    -------    --------   --------
  Income (loss) from continuing operations...........    7,546     (1,387)     16,977        220
                                                       -------    -------    --------   --------
Discontinued operations (see Note 8)
  Loss from discontinued operations, net of
     tax -- Patient1.................................       --         --          --        (18)
  Gain on sale of Patient1, net of tax...............       --      3,821          --      3,755
  Loss from discontinued operations, net of
     tax -- Business1................................       --         --          --       (303)
  Loss on sale of Business1, net of tax..............       --         --          --       (130)
  Loss from discontinued operations, net of
     tax -- Other....................................       --        (30)         --        (93)
                                                       -------    -------    --------   --------
                                                            --      3,791          --      3,211
                                                       -------    -------    --------   --------
     Net income......................................  $ 7,546    $ 2,404    $ 16,977   $  3,431
                                                       =======    =======    ========   ========
Net income per common share -- basic:
  Income (loss) from continuing operations...........  $  0.25    $ (0.04)   $   0.57   $     --
  Gain on sale of Patient1, net of tax...............       --       0.12          --       0.12
  Loss from discontinued operations, net of
     tax -- Business1................................       --         --          --      (0.01)
                                                       -------    -------    --------   --------
     Net income per common share -- basic............  $  0.25    $  0.08    $   0.57   $   0.11
                                                       =======    =======    ========   ========
Weighted average shares used in computing basic
  earnings per share.................................   29,773     31,530      30,032     31,530
                                                       =======    =======    ========   ========
Net income per common share -- diluted:
  Income (loss) from continuing operations...........  $  0.23    $ (0.04)   $   0.52   $     --
  Gain on sale of Patient1, net of tax...............       --       0.12          --       0.11
  Loss from discontinued operations, net of
     tax -- Business1................................       --         --          --      (0.01)
                                                       -------    -------    --------   --------
     Net income per common share -- diluted..........  $  0.23    $  0.08    $   0.52   $   0.10
                                                       =======    =======    ========   ========
Weighted average shares used in computing diluted
  earnings per share.................................   32,410     31,530      32,480     33,831
                                                       =======    =======    ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2005       2004
                                                              --------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 16,977   $   3,431
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     7,539       7,737
  Loss from discontinued operations.........................        --         544
  Gain on sale of Patient1, net of tax......................        --      (3,755)
  Amortization of deferred financing costs..................       683         665
  Loss on extinguishment of debt............................        --       5,896
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Accounts receivable, billed............................    (5,479)     (5,150)
     Accounts receivable, unbilled..........................       (72)        319
     Accounts payable.......................................       156      (2,217)
     Accrued compensation...................................     6,603         649
     Accrued expenses.......................................    (2,082)        933
     Deferred revenue.......................................     1,639       1,759
     Other, net.............................................    (3,352)       (345)
                                                              --------   ---------
       Net cash provided by continuing operations...........    22,612      10,466
       Net cash used for discontinued operations............        --        (512)
                                                              --------   ---------
       Net cash provided by operating activities............    22,612       9,954
                                                              --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (4,529)     (3,000)
Software development costs..................................    (3,373)     (2,529)
Net proceeds from sale of Patient1 and Business1, net of
  tax.......................................................        --       3,625
Acquisition, net of cash acquired...........................        --      (1,141)
Other.......................................................      (163)        (35)
                                                              --------   ---------
       Net cash used for investing activities...............    (8,065)     (3,080)
                                                              --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................        --     125,000
Treasury stock purchase.....................................   (15,404)    (24,999)
Proceeds from the exercise of stock options.................     4,600       5,258
Debt issuance costs.........................................        --      (5,723)
Payments of debt............................................        (9)   (121,875)
Other.......................................................        10        (108)
                                                              --------   ---------
       Net cash used for financing activities...............   (10,803)    (22,447)
                                                              --------   ---------
CASH AND CASH EQUIVALENTS:
Net change..................................................     3,744     (15,573)
Balance at beginning of period..............................    42,422      25,271
                                                              --------   ---------
Balance at end of period....................................  $ 46,166   $   9,698
                                                              ========   =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $  2,291   $   3,494
  Income taxes..............................................       413         194

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

     These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements, and accounting policies consistent, in all material respects, with those applied in preparing the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 16, 2005 ("2004 Form 10-K"). These interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2004 Form 10-K.

     The consolidated financial statements of the Company have been presented to reflect the former operations of the Hospital Services division's Patient1 clinical product line ("Patient1") and Business1-PFM patient accounting product line ("Business1") as discontinued operations. Patient1 was sold effective July 28, 2003, and Business1 was sold effective January 31, 2004. Additionally, the activity related to the Company's former Medaphis Services Corporation and Impact Innovations Group businesses, which were sold in 1998 and 1999, respectively, are also reflected as discontinued operations for all periods presented (refer to Note 8 for additional information).

NOTE 2 -- STOCK-BASED COMPENSATION PLANS

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The original effective date of SFAS No. 123(R) was for interim periods beginning after June 15, 2005.

     On April 14, 2005, the SEC announced the adoption of a rule that amends the compliance date for SFAS No. 123(R). SFAS No. 123(R) must be adopted by the Company no later than January 1, 2006. The Company expects to adopt SFAS No. 123(R) on January 1, 2006. When the Company adopts SFAS No. 123(R), it may elect the modified prospective method or the modified retrospective method. The Company expects to elect the modified prospective method upon adoption.

     The Company currently accounts for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the overall cash flow or financial position of the Company. The impact of adoption of SFAS No. 123(R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described below.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     At June 30, 2005, the Company has four stock-based compensation plans. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation plans.

                                                    THREE MONTHS         SIX MONTHS
                                                   ENDED JUNE 30,      ENDED JUNE 30,
                                                  -----------------   -----------------
                                                   2005      2004      2005      2004
                                                  -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported..........................  $ 7,546   $ 2,404   $16,977   $ 3,431
Deduct: total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects.......................................  $(1,453)  $(1,343)  $(2,598)  $(2,225)
                                                  -------   -------   -------   -------
Pro forma net income............................  $ 6,093   $ 1,061   $14,379   $ 1,206
                                                  =======   =======   =======   =======
Net income per common share:
  Basic -- as reported..........................  $  0.25   $  0.08   $  0.57   $  0.11
                                                  =======   =======   =======   =======
  Basic -- pro forma............................  $  0.20   $  0.03   $  0.48   $  0.04
                                                  =======   =======   =======   =======
  Diluted -- as reported........................  $  0.23   $  0.08   $  0.52   $  0.10
                                                  =======   =======   =======   =======
  Diluted -- pro forma..........................  $  0.19   $  0.03   $  0.44   $  0.04
                                                  =======   =======   =======   =======

NOTE 3 -- SHARE REPURCHASE

     On March 9, 2005, the Company announced that its Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding Common Stock. Under the share repurchase program, the Company was able to repurchase shares from time to time at management's discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. All shares repurchased were placed into treasury stock to be used for general corporate purposes. During the six months ended June 30, 2005, the Company repurchased one million shares of its outstanding Common Stock at a cost of approximately $15.4 million.

NOTE 4 -- ADDITIONAL PROCEDURES

     As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, that became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive. The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003. Certain financial items were identified during the additional procedures that warranted the Company's further review. The Company reviewed these items and determined that it was appropriate to restate certain prior period financial statements. The restatements affected the financial statements for the years ended December 31, 2002, and 2001 and for the nine months ended September 30, 2003. The net result of these restatements was a total increase in net income of approximately $2.1 million for the years 2001 and 2002, and for the nine months ended September 30, 2003.

     The Company recorded costs related to the additional procedures totaling approximately $2.5 and $6.5 million during the three and six months ended June 30, 2004, respectively, and included these costs in other

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES expenses in the Company's Consolidated Statements of Income. In Note 13, these expenses are classified in the Corporate segment.

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

NOTE 6 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options. The following sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2005, and 2004:

                                                      THREE MONTHS          SIX MONTHS
                                                     ENDED JUNE 30,       ENDED JUNE 30,
                                                    -----------------   ------------------
                                                     2005      2004       2005      2004
                                                    -------   -------   --------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income........................................  $7,546    $2,404    $16,977    $3,431
                                                    ======    ======    =======    ======
Common shares outstanding:
  Shares used in computing net income per common
     share -- basic...............................  29,773    31,530     30,032    31,530
  Effect of potentially dilutive stock options and
     warrants.....................................   2,637        --      2,448     2,301
                                                    ------    ------    -------    ------
  Shares used in computing net income per common
     share -- diluted.............................  32,410    31,530     32,480    33,831
                                                    ======    ======    =======    ======
Net income per common share:
  Basic...........................................  $ 0.25    $ 0.08    $  0.57    $ 0.11
                                                    ======    ======    =======    ======
  Diluted.........................................  $ 0.23    $ 0.08    $  0.52    $ 0.10
                                                    ======    ======    =======    ======

     Options to purchase 0.2 million and 0.6 million shares of Common Stock outstanding during the three and six months ended June 30, 2005, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     During the three months ended June 30, 2005, the Company's average market price exceeded the market trigger price of the Company's contingently convertible debt instrument and as such, the computation of diluted

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES earnings per share includes approximately 14,000 shares related to the convertible debt instrument (see Note 10 for additional information).

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

NOTE 7 -- FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

     The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive loss. In the three-month periods ended June 30, 2005, and 2004, the only component of other comprehensive loss was the net foreign currency translation.

                                                             THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                               JUNE 30,       JUNE 30,
                                                             -------------   -----------
                                                             2005    2004    2005   2004
                                                             -----   -----   ----   ----
                                                                   (IN THOUSANDS)
Net foreign currency translation...........................  $(21)    $13    $(15)  $(15)

NOTE 8 -- DISCONTINUED OPERATIONS AND DIVESTITURES

     The Company completed the sale of Patient1 to Misys Healthcare Systems, a division of Misys plc on July 28, 2003. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in periodic payments through June 2006. No cash consideration was received at closing.

     Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Patient1 and Business1 were formerly reported as part of the Hospital Services division.

     Summarized operating results for the discontinued operations are as follows:

                                                                   SIX MONTHS ENDED
                                                                    JUNE 30, 2004
                                                             ----------------------------
                                                             PATIENT1   BUSINESS1   TOTAL
                                                             --------   ---------   -----
                                                                    (IN THOUSANDS)
Revenue....................................................    $ --       $ 106     $ 106
                                                               ====       =====     =====
Loss from discontinued operations before income taxes......    $(18)      $(303)    $(321)
Income tax expense.........................................      --          --        --
                                                               ----       -----     -----
Loss from discontinued operations, net of tax..............    $(18)      $(303)    $(321)
                                                               ====       =====     =====

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

NOTE 10 -- LONG-TERM DEBT

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. As originally issued, the Debentures were convertible into shares of the Company's Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a conversion price of approximately $17.85) once the Company's Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.20. In November 2004, the Company exercised its irrevocable option to pay the principal of Debentures submitted for conversion in cash. The Company will satisfy any amount above the conversion trigger price of $17.85 through the issuance of Common Stock. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. The Company may redeem the Debentures either in whole or in part beginning July 6, 2009. The holders may require the Company to repurchase the Debentures on June 30, 2009, 2014, and 2019, or upon a fundamental change, as defined in the Indenture governing the Debentures. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire its then-outstanding $118.8 million of debt, as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering.

     In connection with the sale of the Debentures, the Company agreed to file with the SEC, within 90 days after the original issuance of the Debentures, a shelf registration statement with respect to the resale of the Debentures and the common stock issuable upon conversion of the Debentures. The Company agreed to use commercially reasonable efforts to cause the shelf registration statement to become effective within 210 days after the original issuance of the Debentures. On September 15, 2004, the Company filed the shelf registration statement with the SEC. On March 14, 2005, the shelf registration became effective. Since the Company was unable to cause the shelf registration statement to become effective within 210 days after original issuance of the Debentures, the Company was required to pay an additional 0.25% of interest on the Debentures from January 26, 2005, through the effective date of the shelf registration statement, March 14, 2005. The Company paid approximately $41,000 of additional interest to holders of the Debentures for the period from January 26, 2005, through March 14, 2005.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     On June 30, 2004, the Company also amended its then-current credit facility to increase its capacity from $50 million to $75 million, to extend its maturity to three years, and to lower the interest rate from LIBOR plus amounts ranging from 3.0% to 3.5% to LIBOR plus amounts ranging from 2.5% to 3.0% ("Revolving Credit Facility"). The Company intends to use the Revolving Credit Facility, as needed, for future investments in operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, as needed, and other general corporate purposes. The Company has not incurred any borrowings under the Revolving Credit Facility as of June 30, 2005.

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

     The Revolving Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage, each as defined in the Revolving Credit Facility. The Company was in compliance with all applicable covenants as of June 30, 2005.

NOTE 11 -- INCOME TAXES

     Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2005, respectively, as compared to an income tax benefit of approximately $20,000 for the three months ended June 30, 2004, and an income tax expense of approximately $0.2 million for the six months ended June 30, 2004. The Company has historically had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company's projection of taxable income for 2005 and 2006. Accordingly, a portion of the valuation allowance was released during the fourth quarter of 2004. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate. During the current period, the Company utilized net operating losses to offset current period taxable income which significantly reduced the Company's effective tax rate.

NOTE 12 -- RESTRUCTURING EXPENSES

     The amount of lease termination costs associated with a 1995 restructuring applied against the reserve in the six months ended June 30, 2005, is as follows:

                                           RESERVE BALANCE     COSTS APPLIED    RESERVE BALANCE
                                          DECEMBER 31, 2004   AGAINST RESERVE    JUNE 30, 2005
                                          -----------------   ---------------   ---------------
                                                             (IN THOUSANDS)
Lease termination costs.................       $1,104              $(168)            $936

NOTE 13 -- SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its two operating divisions: Physician Services and Hospital Services.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company's segment information from continuing operations is as follows:

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                               ------------------   -------------------
                                                2005       2004       2005       2004
                                               -------   --------   --------   --------
                                                 (IN THOUSANDS)       (IN THOUSANDS)
Revenue:
  Physician Services.........................  $69,068   $66,075    $136,258   $129,258
  Hospital Services..........................   27,808    25,446      56,172     50,217
  Eliminations...............................   (3,576)   (3,380)     (7,100)    (6,733)
                                               -------   -------    --------   --------
                                               $93,300   $88,141    $185,330   $172,742
                                               =======   =======    ========   ========
Segment operating expenses:
  Physician Services.........................  $61,581   $58,958    $120,203   $116,188
  Hospital Services..........................   22,547    19,078      44,482     38,047
  Corporate..................................    3,892     7,189       8,036     15,083
  Eliminations...............................   (3,576)   (3,380)     (7,100)    (6,733)
                                               -------   -------    --------   --------
                                               $84,444   $81,845    $165,621   $162,585
                                               =======   =======    ========   ========
Segment operating income:
  Physician Services.........................  $ 7,487   $ 7,117    $ 16,055   $ 13,070
  Hospital Services..........................    5,261     6,368      11,690     12,170
  Corporate..................................   (3,892)   (7,189)     (8,036)   (15,083)
                                               -------   -------    --------   --------
                                               $ 8,856   $ 6,296    $ 19,709   $ 10,157
                                               =======   =======    ========   ========
Interest expense.............................  $ 1,448   $ 1,999    $  2,929   $  4,073
                                               =======   =======    ========   ========
Interest income..............................  $  (336)  $  (192)   $   (648)  $   (244)
                                               =======   =======    ========   ========
Loss on extinguishment of debt...............  $    --   $ 5,896    $     --   $  5,896
                                               =======   =======    ========   ========
Income (loss) before income taxes............  $ 7,744   $(1,407)   $ 17,428   $    432
                                               =======   =======    ========   ========
Depreciation and amortization:
  Physician Services.........................  $ 2,097   $ 2,341    $  4,157   $  4,765
  Hospital Services..........................    1,615     1,380       3,211      2,700
  Corporate..................................       75       122         171        272
                                               -------   -------    --------   --------
                                               $ 3,787   $ 3,843    $  7,539   $  7,737
                                               =======   =======    ========   ========
Capital expenditures and capitalized software
  development costs:
  Physician Services.........................  $ 1,511   $ 1,080    $  3,489   $  2,690
  Hospital Services..........................    1,457     1,387       4,050      2,537
  Corporate..................................      309       298         363        302
                                               -------   -------    --------   --------
                                               $ 3,277   $ 2,765    $  7,902   $  5,529
                                               =======   =======    ========   ========

                                                                       AS OF
                                                              -----------------------
                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Identifiable assets:
  Physician Services........................................  $ 68,170     $ 63,611
  Hospital Services.........................................    64,107       59,964
  Corporate.................................................    82,836       79,116
                                                              --------     --------
                                                              $215,113     $202,691
                                                              ========     ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 14 -- ENHANCEMENT TO PHYSICIAN CLAIMS CLEARINGHOUSE PROJECT

     During the latter part of 2004, the Company initiated a project to enhance substantially its physician claims clearinghouse functionality. The Company expects that the improved platform will provide efficiencies and competitive advantages for its Physician Services division. The Company expects to incur approximately $3 million in capital expenditures and capitalized software development costs and approximately $1.5 million in expenses related to the physician claims clearinghouse enhancement in 2005. During the six months ended June 30, 2005, the Company incurred approximately $0.7 million of expenses which are reflected in the Hospital Services division, and invested approximately $1.3 million for capital expenditures and capitalized software development costs related to this project. The Company expects the project to be completed in mid-2006.

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

GENERAL OVERVIEW

     Management believes the key elements for assessing the Company's performance are the ability to generate stable and improving operating profit margins on the Company's existing business, and to generate similar or better operating profit margins on new business. An additional element is the ability to generate positive cash flow from continuing operations. In assessing the Company's performance, adjustments are made for items the Company considers to be atypical, such as those noted below, to help ensure the analysis is performed on a consistent, comparable basis from period to period.

     Consolidated revenue for the three months ended June 30, 2005, increased approximately 6% as compared to the same period of 2004 due to the implementation of the record level of new business sold during 2004. Consolidated operating margins increased from 7.1% in the second quarter of 2004 to 9.5% in the second quarter of 2005. During the second quarter of 2004, the Company incurred approximately $2.5 million in costs associated with the additional procedures as part of the year-end 2003 audit. Similar costs were not incurred during the second quarter of 2005. Operating margins also increased due to the increased revenue in the Physician Services division.

     The Company generated approximately $22.6 million in cash from continuing operations during the six months ended June 30, 2005 as compared to $10.5 million during the same period of 2004. The increase in cash flow from continuing operations was driven by the Company's increase in profitability and the timing of payments on certain liabilities.

     During the latter part of 2004, the Company initiated a project to enhance substantially its physician claims clearinghouse functionality. The Company expects that the improved platform will provide efficiencies and competitive advantages for its Physician Services division. The Company expects to incur approximately $3 million in capital expenditures and capitalized software development costs and approximately $1.5 million in expenses related to the physician claims clearinghouse enhancement. During the six months ended June 30, 2005, the Company incurred approximately $0.7 million of expenses which are reflected in the Hospital Services division, and invested approximately $1.3 million for capital expenditures and capitalized software development costs related to this project. The Company expects the project to be completed in mid-2006.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 2005, AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $69,068    $66,075
Hospital Services...........................................   27,808     25,446
Eliminations................................................   (3,576)    (3,380)
                                                              -------    -------
                                                              $93,300    $88,141
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 5% in the three months ended June 30, 2005, as compared to the same period in 2004. Pricing for the division's services and products was stable compared to the prior year period. The revenue increase is due to the implementation of the record level of new business sold during 2004. Net new business sold during the second quarter of 2005 was $10 million compared to $2 million during the second quarter of 2004. Current year net new business sold represents the Company's strongest second quarter performance. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Net backlog at June 30, 2005, was approximately $10 million, compared to the net backlog of approximately $5 million at March 31, 2005. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 9% for the three months ended June 30, 2005, as compared to the same period in 2004. Pricing for the division's services and products was stable compared to the prior year period. Revenue growth in the division is due to the implementation of transaction processing new business sold during 2004. Medical transaction volume increased approximately 16% for the period over the same period of 2004. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Segment Operating Income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 7,487    $ 7,117
Hospital Services...........................................    5,261      6,368
Corporate...................................................   (3,892)    (7,189)
                                                              -------    -------
                                                              $ 8,856    $ 6,296
                                                              =======    =======

     Physician Services' segment operating income increased approximately 5% in the three months ended June 30, 2005, compared to the same period in 2004, resulting in operating margins of approximately 10.8% in both periods. Margins in the current year period were negatively impacted by results for the division's physician practice management ("PPM") solution, which represents less than 5% of the division's total revenue. The Company is in the final stages of converting its PPM customers to a new platform. During the conversion, which is expected to be completed by the end of 2005, the Company is incurring costs to support both the legacy platform and the new platform, resulting in lower than normal margins for this business.

     Hospital Services' segment operating income decreased approximately 17% in the three months ended June 30, 2005, compared to the same period in 2004, resulting in operating margins of approximately 18.9% versus approximately 25.0% in the prior year period. Included in the current year quarter is approximately $0.4 million of costs associated with the Company's physician claims clearinghouse enhancement. Also, operating margins in the prior year period were higher due to the previously unbilled maintenance revenue that was being recognized upon receipt of payment.

     Corporate overhead expenses, which include certain executive and administrative functions, decreased approximately $3.3 million or approximately 46% in the three months ended June 30, 2005, compared to the same period in 2004. The decrease is attributable primarily to approximately $2.5 million of expenses incurred in the three months ended June 30, 2004, to perform the additional procedures discussed below.

     Other Expenses. As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to Statement of Auditing Standards ("SAS") No. 99, Consideration of Fraud in a Financial Statement Audit ("SAS No. 99), that became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive. The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003.

     The Company recorded costs related to the additional procedures totaling approximately $2.5 million during the three months ended June 30, 2004, and included these costs in other expenses in the Company's Consolidated Statements of Income. In Note 13 of Notes to Financial Statements, these expenses are classified in the Corporate segment.

     Interest. Interest expense was approximately $1.4 million for the three months ended June 30, 2005, as compared to $2.0 million for the same period in 2004. The decrease is attributable to the Company refinancing its debt in June 2004, by issuing $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024. Prior to this refinancing, the interest rate on the Term Loan B was LIBOR plus 4.25%, or approximately 5.36%, in the second quarter of 2004. Interest income was approximately $0.3 million for the three-month period ended June 30, 2005, as compared to approximately $0.2 million for the same period in 2004.

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

     Income Taxes. Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $0.2 million and ($20,000) for the three months ended June 30, 2005, and 2004, respectively. The Company has historically had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company's projection of taxable income for 2005 and 2006. Accordingly, a portion of the valuation allowance was released during the fourth quarter of 2004. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate. During the current period, the Company utilized net operating losses to offset current period taxable income which significantly reduced the Company's effective tax rate.

     Discontinued Operations. The Company completed the sale of Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") on July 28, 2003. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in periodic payments through June 2006. No cash consideration was received at closing.

     Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Patient1 and Business1 were formerly reported as part of the Hospital Services division.

  SIX MONTHS ENDED JUNE 30, 2005, AS COMPARED TO THREE MONTHS ENDED JUNE 30,
  2004

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $136,258   $129,258
Hospital Services...........................................    56,172     50,217
Eliminations................................................    (7,100)    (6,733)
                                                              --------   --------
                                                              $185,330   $172,742
                                                              ========   ========

     Revenue for the Physician Services division increased approximately 5% in the six months ended June 30, 2005, as compared to the same period in 2004. Pricing for the division's services and products was stable compared to the prior year period. The revenue increase is due to the implementation of the record net new business sold during 2004 and the recognition of approximately $1.5 million of revenue delayed in the quarter ended December 31, 2004, caused by a technical problem in the claims clearinghouse. Net new business sold during the second quarter of 2005 was $10 million compared to $2 million during the second quarter of 2004. The current year quarter represents the second highest net new business sold performance for the division. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Net backlog at June 30, 2005, was approximately $10 million, compared to the net backlog of approximately $3 million at June 30, 2004. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 12% for the six months ended June 30, 2005, as compared to the same period in 2004. Pricing for the division's services and products was stable compared to the prior year period. Revenue growth in the division is due to the implementation of new transaction processing business sold during 2004. Medical transaction volume increased approximately 20% for the period over the same period of 2004. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Segment Operating Income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2005       2004
                                                              -------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $16,055   $ 13,070
Hospital Services...........................................   11,690     12,170
Corporate...................................................   (8,036)   (15,083)
                                                              -------   --------
                                                              $19,709   $ 10,157
                                                              =======   ========

     Physician Services' segment operating income increased approximately 23% in the six months ended June 30, 2005, compared to the same period in 2004, resulting in operating margins of approximately 11.8% in the six months ended June 30, 2005, versus approximately 10.1% in the same period in 2004. Margin expansion in the current year period is the result of revenue growth as well as the recognition of approximately $1.5 million of revenue delayed in the quarter ended December 31, 2004, caused by a technical problem in the claims clearinghouse. Margins in the current year were negatively impacted by results for the division's PPM solution, which represents less than 5% of the division's total revenue. The Company is in the final stages of converting its PPM customers to a new platform. During the conversion, which is expected to be completed by the end of 2005, the Company is incurring costs to support both the legacy platform and the new platform, resulting in lower than normal margins for this business.

     Hospital Services' segment operating income decreased approximately 4% in the six months ended June 30, 2005, compared to the same period in 2004, resulting in operating margins of approximately 20.8% versus approximately 24.2% in the prior year period. The current year includes approximately $0.7 million of costs associated with the Company's physician claims clearinghouse enhancement. Also, operating margins in the prior year period were higher due to the previously unbilled maintenance revenue that was being recognized upon receipt of payment.

     Corporate overhead expenses, which include certain executive and administrative functions, decreased approximately $7.0 million or approximately 47% in the six months ended June 30, 2005, compared to the same period in 2004. The decrease is attributable primarily to approximately $6.5 million of expenses incurred in the six months ended June 30, 2004, to perform the additional procedures discussed below.

     Other Expenses. As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to SAS No. 99, that became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive. The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003.

     The Company recorded costs related to the additional procedures totaling approximately $6.5 million during the six months ended June 30, 2004, and included these costs in other expenses in the Company's Consolidated Statements of Income. In Note 13 of Notes to Financial Statements, these expenses are classified in the Corporate segment.

     Interest. Interest expense was approximately $2.9 million for the six months ended June 30, 2005, as compared to $4.1 million for the same period in 2004. The decrease is attributable to the Company refinancing its debt in June 2004, by issuing $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024. Prior to this refinancing, the interest rate on the Term Loan B was LIBOR plus 4.25%, or approximately 5.39%, in the first six months of 2004. Interest income was approximately $0.6 million for the six-month period ended June 30, 2005, as compared to approximately $0.2 million for the same period in 2004.

     Income Taxes. Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $0.5 million and $0.2 million for the six months ended June 30, 2005, and 2004, respectively. The Company has historically had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company's projection of taxable income for 2005 and 2006. Accordingly, a portion of the valuation allowance was released during the fourth quarter of 2004. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate. During the current period, the Company utilized net operating losses to offset current period taxable income which significantly reduced the Company's effective tax rate.

     Discontinued Operations. The Company completed the sale of Patient1 to Misys on July 28, 2003. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million, which will be received in periodic payments through June 2006. No cash consideration was received at closing.

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Patient1 and Business1 were formerly reported as part of the Hospital Services division.

     Summarized operating results for the discontinued operations are as follows:

                                                                   SIX MONTHS ENDED
                                                                    JUNE 30, 2004
                                                             ----------------------------
                                                             PATIENT1   BUSINESS1   TOTAL
                                                             --------   ---------   -----
                                                                    (IN THOUSANDS)
Revenue....................................................    $ --       $ 106     $ 106
                                                               ====       =====     =====
Loss from discontinued operations before income taxes......    $(18)      $(303)    $(321)
Income tax expense.........................................      --          --        --
                                                               ----       -----     -----
Loss from discontinued operations, net of tax..............    $(18)      $(303)    $(321)
                                                               ====       =====     =====

  LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances as of June 30, 2005, and December 31, 2004, and cash flows from continuing operations for the six months ended June 30, 2005, and 2004, (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
Unrestricted cash and cash equivalents......................  $46,166      $42,422

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
Cash provided by continuing operations......................  $ 22,612   $ 10,466
Cash used for investing activities..........................  $ (8,065)  $ (3,080)
Cash used for financing activities..........................  $(10,803)  $(22,447)

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     Restricted cash of approximately $44,000 and $51,000 at June 30, 2005, and December 31, 2004, respectively, represent amounts collected on behalf of certain Physician Services and Hospital Services clients, a portion of which is held in trust until it is remitted to such clients.

     During the six months ended June 30, 2005, the Company generated approximately $22.6 million in cash from continuing operations as a result of increased profitability and the timing of payments on certain liabilities.

     During the six months ended June 30, 2004, the Company generated approximately $10.5 million in cash from continuing operations, which includes cash generated from normal operations offset by cash payments related to additional procedures necessary under SAS No. 99 totaling approximately $6.0 million (refer to "Note 4 -- Additional Procedures" in the Company's Notes to Consolidated Financial Statements for more information), the payment of approximately $5.4 million in expenses and legal settlements related to the matter with Lloyd's of London (refer to "Note 12 -- Legal Matters" in the Company's Notes to Consolidated Financial Statements in the Company's 2004 Form 10-K for more information) and interest payments of approximately $3.5 million.

     During the six months ended June 30, 2005, the Company used approximately $8.1 million in cash for investing activities primarily for capital expenditures and investment in software development costs. During the latter part of 2004, the Company initiated a project to enhance substantially its physician claims clearinghouse functionality. The Company expects that the improved platform will provide efficiencies and competitive advantages for its Physician Services division. The Company expects to incur approximately $3 million in capital expenditures and capitalized software development costs during 2005. During the six months ended June 30, 2005, the Company invested approximately $1.3 million for capital expenditures and capitalized software development costs related to this project.

     During the six months ended June 30, 2004, the Company used approximately $3.1 million in cash for investing activities primarily for capital expenditures and investment in software development costs.

     During the six months ended June 30, 2005, the Company used approximately $10.8 million in cash for financing activities which included approximately $15.4 million used for the repurchase of the Company's Common Stock which was partially offset by proceeds from the exercise of stock options of approximately $4.6 million.

     On March 9, 2005, the Company announced that the Board authorized the repurchase of up to 1 million shares of the Company's outstanding Common Stock. Under the share repurchase program, the Company was able to repurchase shares from time to time at management's discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. All shares repurchased were placed into treasury to be used for general corporate purposes. During the six months ended June 30, 2005, the Company repurchased one million shares of its outstanding Common Stock at a cost of approximately $15.4 million.

     During the six months ended June 30, 2004, the Company used approximately $22.4 million in cash for financing activities. On June 30, 2004 the Company raised $125 million from the sale of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") and retired the $118.8 million then outstanding under the Term Loan B concurrently with the completion of the Convertible Debenture offering. On June 30, 2004, the Company also completed an amendment to the Revolving Credit Facility to increase its capacity and lower the Company's borrowing rate. The Revolving Credit Facility's capacity was expanded from $50 million to $75 million and the facility's maturity was extended to three years. The Company incurred a prepayment penalty on the early retirement of the Term Loan B totaling $2.4 million in addition to financing costs of $3.3 million related to the Debentures offering and amendment to the Revolving Credit Facility. The Company also repurchased, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. The cost of the refinancing and purchase of common stock is offset by proceeds from the exercise of stock options of approximately $5.3 million.

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

     The Company is subject to claims, litigation and official billing inquiries arising in the ordinary course of its business. These matters include pending lawsuits involving claims that are not required to be separately described in this report, including a claim for breach of contract arising from a prior acquisition. That claim has been submitted to binding arbitration, which commenced in the second quarter of 2005 and is expected to reconvene in the third quarter of 2005. The Company believes that it has meritorious defenses to the claims and other issues asserted in such matters; however, there can be no assurance that such matters or any future legal matters will not have an adverse effect on the Company. Amounts of awards or losses, if any, in pending legal matters have not been reflected in the financial statements unless probable and reasonably estimable.

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

ITEM 4.  CONTROLS AND PROCEDURES

     In connection with the evaluation of the Company's disclosure controls and procedures required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (b) accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.

     In connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005, and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting were identified.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in "Note 9 -- Legal Matters" of Notes to Consolidated Financial Statements in Item 1 of Part I.

ITEM 2C.  PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

                                                                    (C)
                                                                TOTAL NUMBER        (D)
                                                                 OF SHARES        MAXIMUM
                                          (A)                   PURCHASED AS     NUMBER OF
                                         TOTAL        (B)         PART OF       SHARES THAT
                                       NUMBER OF    AVERAGE       PUBLICLY       MAY YET BE
                                        SHARES     PRICE PAID    ANNOUNCED       PURCHASED
               PERIOD                  PURCHASED   PER SHARE       PLANS       UNDER THE PLAN
               ------                  ---------   ----------   ------------   --------------
April 1, 2005 through April 7,
  2005...............................   190,069      $15.40      1,000,000            --

     The plan to repurchase the Common Stock of the Company was announced on March 9, 2005. The Board of Directors of the Company authorized the repurchase of up to one million shares of the Company's Common Stock. The Company purchased 809,931 of such shares in March 2005, and completed the share repurchase program in April 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 18, 2005. The following directors were elected at such meeting:

                    NOMINEE                       BOARD TERM   VOTES FOR    VOTES WITHHELD
                    -------                       ----------   ----------   --------------
John W. Clay, Jr. ..............................   One Year    27,980,087       926,765
John W. Danaher, M.D. ..........................   One Year    28,036,381       870,471
Craig Macnab....................................   One Year    28,747,222       159,630
David E. McDowell...............................   One Year    28,794,320       112,532
Philip M. Pead..................................   One Year    28,734,374       172,478
C. Christopher Trower...........................   One Year    27,904,535     1,002,317
Jeffrey W. Ubben................................   One Year    28,026,099       880,753

     A proposal to ratify the appointment of the firm of Ernst & Young LLP as independent auditors of the Company for 2005 also was voted upon at the Annual Meeting of Stockholders and was approved by the stockholders. Votes cast were 28,883,630 for; 16,053 against; and 7,169 abstained.

ITEM 6.  EXHIBITS

     (A) Exhibits

  EXHIBIT
   NUMBER                                      DOCUMENT
  -------                                      --------
     2.1       --    Asset Purchase Agreement dated as of June 18, 2003, among
                     Misys Hospital Systems, Inc., Misys Healthcare Systems
                     (International) Limited, Misys plc, Registrant, and PST
                     Products, LLC., together with the First Amendment thereto
                     dated as of June 28, 2003 (incorporated by reference to
                     Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                     2003).
     3.1       --    Restated Certificate of Incorporation of Registrant
                     (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
     3.2       --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2005).
     4.1       --    Rights Agreement dated as of February 11, 1999, between
                     Registrant and American Stock Transfer & Trust Company
                     (including form of rights certificates) (incorporated by
                     reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
     4.2       --    First Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of May 4, 2000 (incorporated by
                     reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                     for the quarter ended March 31, 2000).
     4.3       --    Second Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of December 6, 2001, to be
                     effective as of March 6, 2002 (incorporated by reference to
                     Exhibit 4.12 to Annual Report on Form 10-K for the year
                     ended December 31, 2001).
     4.4       --    Third Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
     4.5       --    Fourth Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of February 18, 2005
                     (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
     4.6       --    Indenture dated as of June 30, 2004, between Registrant and
                     U.S. Bank National Association, as Trustee, relating to
                     Registrant's 3.25% Convertible Subordinated Debentures Due
                     2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2004).
     4.7       --    Resale Registration Rights Agreement dated as of June 30,
                     2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                     Registrant's 3.25% Convertible Subordinated Debentures Due
                     2024 (incorporated by reference to Exhibit 4.6 to Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2004).
    10.1       --    Per-Se Technologies, Inc. 2005 Senior Executive Incentive
                     Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 23, 2005).
    10.2       --    Per-Se Technologies, Inc. 2005 Senior Management Incentive
                     Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 23, 2005).
    10.3       --    Per-Se Technologies, Inc. Employees' Retirement Savings Plan
                     (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 23, 2005).
    31.1       --    Certification of Chief Executive Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2       --    Certification of Chief Financial Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1       --    Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2       --    Certification of Chief Financial Officer pursuant to 18
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

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:       /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:       /s/ RICHARD A. FLYNT
                                            ------------------------------------
                                                      Richard A. Flynt
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)

Date: August 5, 2005

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                                      DOCUMENT
  -------                                      --------
     2.1       --    Asset Purchase Agreement dated as of June 18, 2003, among
                     Misys Hospital Systems, Inc., Misys Healthcare Systems
                     (International) Limited, Misys plc, Registrant, and PST
                     Products, LLC., together with the First Amendment thereto
                     dated as of June 28, 2003 (incorporated by reference to
                     Exhibit 2.1 to Current Report on Form 8-K filed on August 5,
                     2003).
     3.1       --    Restated Certificate of Incorporation of Registrant
                     (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
     3.2       --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2005).
     4.1       --    Rights Agreement dated as of February 11, 1999, between
                     Registrant and American Stock Transfer & Trust Company
                     (including form of rights certificates) (incorporated by
                     reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
     4.2       --    First Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of May 4, 2000 (incorporated by
                     reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                     for the quarter ended March 31, 2000).
     4.3       --    Second Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of December 6, 2001, to be
                     effective as of March 6, 2002 (incorporated by reference to
                     Exhibit 4.12 to Annual Report on Form 10-K for the year
                     ended December 31, 2001).
     4.4       --    Third Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
     4.5       --    Fourth Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of February 18, 2005
                     (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
     4.6       --    Indenture dated as of June 30, 2004, between Registrant and
                     U.S. Bank National Association, as Trustee, relating to
                     Registrant's 3.25% Convertible Subordinated Debentures Due
                     2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2004).
     4.7       --    Resale Registration Rights Agreement dated as of June 30,
                     2004, between Registrant and Banc of America Securities LLC, as representative of the several initial purchasers of
                     Registrant's 3.25% Convertible Subordinated Debentures Due
                     2024 (incorporated by reference to Exhibit 4.6 to Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2004).
    10.1       --    Per-Se Technologies, Inc. 2005 Senior Executive Incentive
                     Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 23, 2005).
    10.2       --    Per-Se Technologies, Inc. 2005 Senior Management Incentive
                     Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 23, 2005).
    10.3       --    Per-Se Technologies, Inc. Employees' Retirement Savings Plan
                     (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 23, 2005).
    31.1       --    Certification of Chief Executive Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2       --    Certification of Chief Financial Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1       --    Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2       --    Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.