Form 10-Q
period 2005-09-30
PER SE TECHNOLOGIES INC
filed 2005-11-03
CIK 878556

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     Indicate the number of shares of stock outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                     SHARES OUTSTANDING AT OCTOBER 31, 2005
                --------------                     --------------------------------------
         Common Stock $0.01 Par Value                        33,114,590 shares
   Non-voting Common Stock $0.01 Par Value                        0 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-Q
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

                                                                         PAGE
                                                                         ----
                        PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements........................................    2
           Consolidated Balance Sheets as of September 30, 2005 and
           December 31, 2004 (Unaudited)...............................    2
           Consolidated Statements of Income for the three and nine
           months ended September 30, 2005 and 2004 (Unaudited)........    3
           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004 (Unaudited)...............    4
           Notes to Consolidated Financial Statements (Unaudited)......    5
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   14
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   30
Item 4.    Controls and Procedures.....................................   30
                         PART II: OTHER INFORMATION
Item 1.    Legal Proceedings...........................................   31
Item 6.    Exhibits....................................................   31

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
                                                              -------------   ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PAR VALUE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 56,130        $ 42,422
  Restricted cash...........................................          31              51
                                                                --------        --------
     Total cash and cash equivalents........................      56,161          42,473
  Accounts receivable, billed (less allowances of $2,998 and
     $3,229 as of September 30, 2005, and December 31, 2004,
     respectively)..........................................      56,171          49,105
  Accounts receivable, unbilled (less allowances of $313 and
     $371 as of September 30, 2005, and December 31, 2004,
     respectively)..........................................         303             302
  Deferred income taxes, net................................      12,799          12,799
  Prepaid expenses..........................................       3,191           2,823
  Other.....................................................       7,616           4,906
                                                                --------        --------
     Total current assets...................................     136,241         112,408
Property and equipment, net of accumulated depreciation.....      16,354          15,512
Goodwill....................................................      32,549          32,549
Other intangible assets, net of accumulated amortization....      19,202          20,784
Deferred income taxes, net..................................      15,316          15,316
Other.......................................................       6,653           6,122
                                                                --------        --------
     Total assets...........................................    $226,315        $202,691
                                                                ========        ========
CURRENT LIABILITIES:
  Accounts payable..........................................    $  7,398        $  5,290
  Accrued compensation......................................      18,359          14,562
  Accrued expenses..........................................      12,453          14,628
  Current portion of long-term debt and capital lease
     obligations............................................         133              98
  Deferred revenue..........................................      26,616          24,127
                                                                --------        --------
     Total current liabilities..............................      64,959          58,705
Long-term debt and capital lease obligations................     125,535         125,527
Other obligations...........................................       5,358           5,484
                                                                --------        --------
     Total liabilities......................................     195,852         189,716
                                                                --------        --------
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 20,000 shares authorized;
     none issued............................................          --              --
  Common stock, voting, $0.01 par value, 200,000 shares
     authorized, 33,067 and 32,324 issued and 30,079 and
     30,336 outstanding as of September 30, 2005, and
     December 31, 2004, respectively........................         331             323
  Common stock, non-voting, $0.01 par value, 600 shares
     authorized; none issued................................          --              --
  Paid-in capital...........................................     801,375         795,263
  Accumulated deficit.......................................    (730,328)       (757,128)
  Treasury stock at cost, 3,105 and 2,125 as of September
     30, 2005, and December 31, 2004, respectively..........     (41,731)        (26,510)
  Deferred stock unit plan obligation.......................       1,343           1,511
  Accumulated other comprehensive loss......................        (527)           (484)
                                                                --------        --------
     Total stockholders' equity.............................      30,463          12,975
                                                                --------        --------
     Total liabilities and stockholders' equity.............    $226,315        $202,691
                                                                ========        ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2005       2004       2005       2004
                                                       --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............................................  $94,006    $90,641    $279,336   $263,383
                                                       -------    -------    --------   --------
Operating expenses:
  Cost of services...................................   63,089     60,486     185,596    172,823
  Selling, general and administrative................   19,918     20,578      63,032     64,327
  Other (income) expenses............................       --       (654)         --      5,845
                                                       -------    -------    --------   --------
Operating income.....................................   10,999     10,231      30,708     20,388
Interest expense.....................................    1,431      1,410       4,360      5,483
Interest income......................................     (427)       (88)     (1,075)      (332)
Loss on extinguishment of debt.......................       --         --          --      5,896
                                                       -------    -------    --------   --------
  Income before income taxes.........................    9,995      8,909      27,423      9,341
Income tax expense...................................      172        102         623        314
                                                       -------    -------    --------   --------
  Income from continuing operations..................    9,823      8,807      26,800      9,027
                                                       -------    -------    --------   --------
Discontinued operations (see Note 8)
  Loss from discontinued operations, net of
     tax -- Patient1.................................       --         --          --        (18)
  (Loss) gain on sale of Patient1, net of tax........       --       (106)         --      3,649
  Loss from discontinued operations, net of
     tax -- Business1................................       --         --          --       (303)
  Loss on sale of Business1, net of tax..............       --         --          --       (130)
  Loss from discontinued operations, net of
     tax -- Other....................................       --         (1)         --        (94)
                                                       -------    -------    --------   --------
                                                            --       (107)         --      3,104
                                                       -------    -------    --------   --------
     Net income......................................  $ 9,823    $ 8,700    $ 26,800   $ 12,131
                                                       =======    =======    ========   ========
Net income per common share -- basic:
  Income from continuing operations..................  $  0.33    $  0.29    $   0.89   $   0.29
  Gain on sale of Patient1, net of tax...............       --         --          --       0.11
  Loss from discontinued operations, net of
     tax -- Business1................................       --         --          --      (0.01)
                                                       -------    -------    --------   --------
     Net income per common share -- basic............  $  0.33    $  0.29    $   0.89   $   0.39
                                                       =======    =======    ========   ========
Weighted average shares used in computing basic
  earnings per share.................................   29,994     30,088      30,019     31,046
                                                       =======    =======    ========   ========
Net income per common share -- diluted:
  Income from continuing operations..................  $  0.29    $  0.27    $   0.81   $   0.27
  Gain on sale of Patient1, net of tax...............       --         --          --       0.10
  Loss from discontinued operations, net of
     tax -- Business1................................       --         --          --      (0.01)
                                                       -------    -------    --------   --------
     Net income per common share -- diluted..........  $  0.29    $  0.27    $   0.81   $   0.36
                                                       =======    =======    ========   ========
Weighted average shares used in computing diluted
  earnings per share.................................   33,792     32,168      32,917     33,273
                                                       =======    =======    ========   ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2005       2004
                                                              --------   ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 26,800   $  12,131
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    11,233      11,778
  Loss from discontinued operations.........................        --         545
  Gain on sale of Patient1, net of tax......................        --      (3,649)
  Amortization of deferred financing costs..................     1,011         963
  Loss on extinguishment of debt............................        --       5,896
  Changes in assets and liabilities, excluding effects of
     acquisitions and divestitures:
     Accounts receivable, billed............................    (7,066)     (3,170)
     Accounts receivable, unbilled..........................        (1)        257
     Accounts payable.......................................       342         357
     Accrued compensation...................................     3,957      (2,453)
     Accrued expenses.......................................    (2,024)        731
     Deferred revenue.......................................     2,489       4,927
     Other, net.............................................    (1,204)     13,075
                                                              --------   ---------
       Net cash provided by continuing operations...........    35,537      41,388
       Net cash used for discontinued operations............        --        (514)
                                                              --------   ---------
       Net cash provided by operating activities............    35,537      40,874
                                                              --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (6,098)     (4,624)
Software development costs..................................    (4,544)     (5,334)
Capitalized acquisition costs...............................    (1,484)         --
Net proceeds from sale of Patient1 and Business1, net of
  tax.......................................................        --       3,520
Acquisition, net of cash acquired...........................        --      (1,141)
Other.......................................................      (216)        (66)
                                                              --------   ---------
       Net cash used for investing activities...............   (12,342)     (7,645)
                                                              --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................        --     125,000
Treasury stock purchase.....................................   (15,404)    (24,999)
Proceeds from the exercise of stock options.................     5,967       5,853
Debt issuance costs.........................................        --      (6,013)
Payments of debt............................................       (32)   (121,875)
Other.......................................................       (18)        107
                                                              --------   ---------
       Net cash used for financing activities...............    (9,487)    (21,927)
                                                              --------   ---------
CASH AND CASH EQUIVALENTS:
Net change..................................................    13,708      11,302
Balance at beginning of period..............................    42,422      25,271
                                                              --------   ---------
Balance at end of period....................................  $ 56,130   $  36,573
                                                              ========   =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest..................................................  $  2,387   $   3,587
  Extinguishment of debt....................................        --       2,375
  Income taxes..............................................       487         342

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

     These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information, the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements, and accounting policies consistent, in all material respects, with those applied in preparing the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 16, 2005 ("2004 Form 10-K"). These interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2004 Form 10-K.

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

     At September 30, 2005, the Company has four stock-based compensation plans. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation plans.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                     THREE MONTHS
                                                         ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                   -----------------   -------------------
                                                    2005      2004       2005       2004
                                                   -------   -------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported...........................  $9,823    $8,700    $26,800    $12,131
Deduct: total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects........................................  (1,088)   (1,093)    (3,686)    (3,318)
                                                   ------    ------    -------    -------
Pro forma net income.............................  $8,735    $7,607    $23,114    $ 8,813
                                                   ======    ======    =======    =======
Net income per common share:
  Basic -- as reported...........................  $ 0.33    $ 0.29    $  0.89    $  0.39
                                                   ======    ======    =======    =======
  Basic -- pro forma.............................  $ 0.29    $ 0.25    $  0.77    $  0.29
                                                   ======    ======    =======    =======
  Diluted -- as reported.........................  $ 0.29    $ 0.27    $  0.81    $  0.36
                                                   ======    ======    =======    =======
  Diluted -- pro forma...........................  $ 0.26    $ 0.23    $  0.70    $  0.27
                                                   ======    ======    =======    =======

NOTE 3 -- SHARE REPURCHASE

     On March 9, 2005, the Company announced that its Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding Common Stock. Under the share repurchase program, the Company was able to repurchase shares from time to time at management's discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. All shares repurchased were placed into treasury stock to be used for general corporate purposes. During the nine months ended September 30, 2005, the Company repurchased one million shares of its outstanding Common Stock at a cost of approximately $15.4 million.

NOTE 4 -- OTHER (INCOME) EXPENSES

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

     The Company recorded costs related to the additional procedures totaling approximately $6.3 million during the nine months ended September 30, 2004, and included these costs in other (income) expenses in the Company's Consolidated Statements of Income. In Note 13, these expenses are classified in the Corporate segment.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

  GAIN ON SETTLEMENT WITH LLOYD'S

     On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the three months ended September 30, 2004. The gain is included in other (income) expenses in the Company's Consolidated Statements of Income for the three and nine months ended September 30, 2004.

  EXECUTIVE OFFICE RELOCATION

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable operating lease for that office space commencing July 1, 2004, which will expire in June 2014. While the new landlord assumed the payments for the lease of the Company's former corporate office space, the Company recorded a non-cash expense related to the former space of approximately $1.0 million upon its exit of the former office facility. Amounts received from the landlord are considered incentives, which were recorded as a liability and are being amortized over the lease term.

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

NOTE 6 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and other securities. The following sets forth the

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES computation of basic and diluted net income per share for the three and nine months ended September 30, 2005, and 2004:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2005       2004      2005      2004
                                                 --------   --------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.....................................  $ 9,823    $ 8,700    $26,800   $12,131
                                                 =======    =======    =======   =======
Common shares outstanding:
  Shares used in computing net income per
     common share -- basic.....................   29,994     30,088     30,019    31,046
  Effect of potentially dilutive stock options
     and other securities......................    3,798      2,080      2,898     2,227
                                                 -------    -------    -------   -------
  Shares used in computing net income per
     common share -- diluted...................   33,792     32,168     32,917    33,273
                                                 =======    =======    =======   =======
Net income per common share:
  Basic........................................  $  0.33    $  0.29    $  0.89   $  0.39
                                                 =======    =======    =======   =======
  Diluted......................................  $  0.29    $  0.27    $  0.81   $  0.36
                                                 =======    =======    =======   =======

     Options to purchase 0.1 million and 0.5 million shares of Common Stock outstanding during the three and nine months ended September 30, 2005, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     During the three and nine months ended September 30, 2005, the Company's average market price exceeded the market trigger price of the Company's contingently convertible debt instrument and as such, the computation of diluted earnings per share includes approximately 0.9 million and 0.3 million shares, respectively, related to the convertible debt instrument (see Note 10 for additional information).

     Options to purchase 1.9 million and 1.8 million shares of Common Stock outstanding during the three and nine months ended September 30, 2004, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

NOTE 7 -- FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE (LOSS) INCOME

     The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive loss. In the three and nine month periods ended September 30, 2005, and 2004, the only component of other comprehensive (loss) income was the net foreign currency translation.

                                                             THREE MONTHS     NINE MONTHS
                                                                 ENDED           ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                             -------------   -------------
                                                             2005    2004    2005    2004
                                                             -----   -----   -----   -----
                                                                    (IN THOUSANDS)
Net foreign currency translation...........................  $(58)    $31    $(43)    $16

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Summarized operating results for the discontinued operations are as follows:

                                                                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2004
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
                                                               ====       =====     =====

NOTE 9 -- LEGAL MATTERS

     On April 4, 2005, the Company announced that it was notified by the SEC of the issuance of an order of investigation, which it believes relates to allegations of wrongdoing made by a former employee in 2003 and 2004. These allegations were the subject of a prior investigation by the audit committee and an outside accounting firm that resulted in the performance of extensive additional procedures. Per-Se has produced documents and provided testimony relating to these allegations to the SEC. See Note 4 above and "Note 2 -- "Other Expenses" in the Company's Notes to the Consolidated Financial Statements in the Company's 2004 Form 10-K for more information.

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

NOTE 10 -- LONG-TERM DEBT

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. As originally issued, the Debentures were convertible into shares of the Company's Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES conversion price of approximately $17.85) once the Company's Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.20. In November 2004, the Company exercised its irrevocable option to pay the principal of Debentures submitted for conversion in cash. The Company will satisfy any amount above the conversion trigger price of $17.85 through the issuance of Common Stock. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. The Company may redeem the Debentures either in whole or in part beginning July 6, 2009. The holders may require the Company to repurchase the Debentures on June 30, 2009, 2014, and 2019, or upon a fundamental change, as defined in the Indenture governing the Debentures. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire its then-outstanding $118.8 million of debt, as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering.

     On June 30, 2004, the Company also amended its then-current credit facility to increase its capacity from $50 million to $75 million, to extend its maturity to three years, and to lower the interest rate from LIBOR plus amounts ranging from 3.0% to 3.5% to LIBOR plus amounts ranging from 2.5% to 3.0% ("Revolving Credit Facility"). The Company intends to use the Revolving Credit Facility, as needed, for future investments in operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, as needed, and other general corporate purposes. The Company has not incurred any borrowings under the Revolving Credit Facility as of September 30, 2005.

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

     The Revolving Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage, each as defined in the Revolving Credit Facility. The Company was in compliance with all applicable covenants as of September 30, 2005.

NOTE 11 -- INCOME TAXES

     Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2005, respectively, as compared to income tax expense of approximately $0.1 for the three months ended September 30, 2004, and approximately $0.3 million for the nine months ended September 30, 2004. Prior to December 31, 2004, the Company historically had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company's projection of taxable income for 2005 and 2006. Accordingly, a portion of the valuation allowance was released during the fourth quarter of 2004. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES future periods, as appropriate. During the current period, the Company utilized net operating losses to offset current period taxable income which significantly reduced the Company's effective tax rate.

NOTE 12 -- RESTRUCTURING EXPENSES

     The amount of lease termination costs associated with a 1995 restructuring applied against the reserve in the nine months ended September 30, 2005, is as follows:

                                                                 PAYMENTS       RESERVE BALANCE
                                           RESERVE BALANCE    APPLIED AGAINST    SEPTEMBER 30,
                                          DECEMBER 31, 2004       RESERVE            2005
                                          -----------------   ---------------   ---------------
                                                             (IN THOUSANDS)
Lease termination costs.................       $1,104              $237              $867

NOTE 13 -- SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its two operating divisions: Physician Services and Hospital Services.

     The Physician Services division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group related to their revenue cycle. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. The division recognizes revenue primarily on a contingency fee basis, which aligns the division's interests with the interests of the physician groups it services. The outsourced services business recognizes revenue as a percentage of the physician group's cash collections for the services performed. Since this is an outsourced service delivered on the Company's proprietary technology, license fees or maintenance fees are not required to be paid by the division's hospital-affiliated physician groups. The division also sells a physician practice management ("PPM") solution that is delivered via an ASP model. The PPM solution collects a monthly usage fee from the office-based physician practices using the system. The division's revenue model is 100% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business. The business of the Physician Services division is conducted by PST Services, Inc., a Georgia corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

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

     The Company's segment information from continuing operations is as follows:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2005       2004       2005       2004
                                               --------   --------   --------   --------
                                                 (IN THOUSANDS)        (IN THOUSANDS)
Segment revenue:
  Physician Services.........................  $69,805    $66,059    $206,063   $195,317
  Hospital Services..........................   27,860     28,057      84,032     78,274
  Eliminations...............................   (3,659)    (3,475)    (10,759)   (10,208)
                                               -------    -------    --------   --------
                                               $94,006    $90,641    $279,336   $263,383
                                               =======    =======    ========   ========
Segment operating expenses:
  Physician Services.........................  $61,430    $58,884    $181,633   $175,072
  Hospital Services..........................   21,720     21,624      66,202     59,671
  Corporate..................................    3,516      3,377      11,552     18,460
  Eliminations...............................   (3,659)    (3,475)    (10,759)   (10,208)
                                               -------    -------    --------   --------
                                               $83,007    $80,410    $248,628   $242,995
                                               =======    =======    ========   ========
Segment operating income:
  Physician Services.........................  $ 8,375    $ 7,175    $ 24,430   $ 20,245
  Hospital Services..........................    6,140      6,433      17,830     18,603
  Corporate..................................   (3,516)    (3,377)    (11,552)   (18,460)
                                               -------    -------    --------   --------
                                               $10,999    $10,231    $ 30,708   $ 20,388
                                               =======    =======    ========   ========
Interest expense.............................  $ 1,431    $ 1,410    $  4,360   $  5,483
                                               =======    =======    ========   ========
Interest income..............................  $  (427)   $   (88)   $ (1,075)  $   (332)
                                               =======    =======    ========   ========
Loss on extinguishment of debt...............  $    --    $    --    $     --   $  5,896
                                               =======    =======    ========   ========
Income before income taxes...................  $ 9,995    $ 8,909    $ 27,423   $  9,341
                                               =======    =======    ========   ========
Depreciation and amortization:
  Physician Services.........................  $ 1,996    $ 2,508    $  6,153   $  7,273
  Hospital Services..........................    1,616      1,414       4,827      4,114
  Corporate..................................       82        119         253        391
                                               -------    -------    --------   --------
                                               $ 3,694    $ 4,041    $ 11,233   $ 11,778
                                               =======    =======    ========   ========
Capital expenditures and capitalized software
  development costs:
  Physician Services.........................  $ 1,734    $ 2,544    $  5,223   $  5,234
  Hospital Services..........................      958      1,469       5,008      4,006
  Corporate..................................       48        416         411        718
                                               -------    -------    --------   --------
                                               $ 2,740    $ 4,429    $ 10,642   $  9,958
                                               =======    =======    ========   ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                        AS OF
                                                             ----------------------------
                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2005            2004
                                                             -------------   ------------
                                                                    (IN THOUSANDS)
Identifiable assets:
  Physician Services.......................................    $ 69,387        $ 63,611
  Hospital Services........................................      63,255          59,964
  Corporate................................................      93,673          79,116
                                                               --------        --------
                                                               $226,315        $202,691
                                                               ========        ========

NOTE 14 -- ENHANCEMENT TO PHYSICIAN CLAIMS CLEARINGHOUSE PROJECT

     During the latter part of 2004, the Company initiated a project to enhance substantially its physician claims clearinghouse functionality. The Company expects that the improved platform will provide efficiencies and competitive advantages for its Physician Services division. The Company expects to incur approximately $2.5 million in capital expenditures and capitalized software development costs and approximately $1.5 million in expenses related to the physician claims clearinghouse enhancement in 2005. During the nine months ended September 30, 2005, the Company incurred approximately $1.1 million of expenses which are reflected in the Hospital Services division, and invested approximately $1.6 million for capital expenditures and capitalized software development costs related to this project. The Company expects the project to be completed in mid-2006.

NOTE 15 -- ACQUISITION OF NDCHEALTH CORPORATION

     On August 29, 2005, Per-Se and NDCHealth Corporation ("NDCHealth") announced that they had signed definitive agreements for the acquisition of NDCHealth, a leading provider of healthcare technology and information solutions.

     Per-Se will acquire Atlanta, GA-based NDCHealth, including the physician, hospital and retail pharmacy businesses, for total consideration of approximately $665 million, which includes refinancing NDCHealth's outstanding debt at closing. NDCHealth's debt totaled approximately $270 million at the time the agreements were signed. As part of the transaction, Wolters Kluwer based in Amsterdam, the Netherlands, will purchase the pharmaceutical information management business from NDCHealth for $382 million in cash. The transaction will result in consideration to NDCHealth's shareholders of $19.50 per share, with at least $13.00 paid in cash and up to $6.50 paid in Per-Se stock, to be determined by Per-Se and to be announced prior to the Per-Se and NDCHealth shareholder meetings. As of September 30, 2005, the Company had incurred approximately $3.3 million of transaction costs that are included in other current assets in the Company's Consolidated Balance Sheet.

     The transaction is subject to regulatory approval and the approval by the shareholders of both Per-Se and NDCHealth. On September 27, 2005, the Company, together with NDCHealth, filed a registration statement on Form S-4 containing a joint proxy statement/prospectus with the SEC related to this transaction. The SEC staff has provided the Company with comments on the Form S-4 and the Company is currently in the process of addressing those comments. On September 29, 2005, Per-Se announced it had received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the transaction. The acquisition remains subject to other closing conditions including the closing of Wolters Kluwer's purchase of the Information Management business.

     For a description of certain risk factors relating to the transaction, see "Factors That May Affect Future Results of Operations, Financial Condition or Business."

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

     Consolidated revenue for the three months ended September 30, 2005, increased approximately 4% as compared to the same period of 2004 primarily due to the implementation of new business sold during 2004 and 2005. Consolidated operating margins increased from 11.3% in the third quarter of 2004 to 11.8% in the third quarter of 2005 due to revenue growth.

     The Company generated approximately $35.5 million in cash from continuing operations during the nine months ended September 30, 2005 as compared to $41.4 million during the same period of 2004. Cash flow from continuing operations in 2004 included the receipt of the approximately $16.2 million settlement from the Company's former insurance carrier offset by approximately $5.7 million in expenses and legal settlements related to this litigation. Also, 2004 included cash payments related to additional procedures totaling approximately $6.3 million.

     During the latter part of 2004, the Company initiated a project to enhance substantially its physician claims clearinghouse functionality. The Company expects that the improved platform will provide efficiencies and competitive advantages for its Physician Services division. The Company expects to incur approximately $2.5 million in capital expenditures and capitalized software development costs and approximately $1.5 million in expenses related to the physician claims clearinghouse enhancement. During the nine months ended September 30, 2005, the Company incurred approximately $1.1 million of expenses which are reflected in the Hospital Services division, and invested approximately $1.6 million for capital expenditures and capitalized software development costs related to this project. The Company expects the project to be completed in mid-2006.

RECENT DEVELOPMENTS

     On August 29, 2005, Per-Se and NDCHealth Corporation ("NDCHealth") announced that they had signed definitive agreements for the acquisition of NDCHealth, a leading provider of healthcare technology and information solutions.

     Per-Se will acquire Atlanta, GA-based NDCHealth, including the physician, hospital and retail pharmacy businesses, for total consideration of approximately $665 million, which includes refinancing NDCHealth's outstanding debt at closing. NDCHealth's debt totaled approximately $270 million at the time the agreements were signed. As part of the transaction, Wolters Kluwer based in Amsterdam, the Netherlands, will purchase the pharmaceutical information management business from NDCHealth for $382 million in cash. The transaction will result in consideration to NDCHealth's shareholders of $19.50 per share, with at least $13.00 paid in cash and up to $6.50 paid in Per-Se stock, as to be determined by Per-Se and to be announced prior to the Per-Se and NDCHealth shareholder meetings.

     The transaction is subject to regulatory approval and the approval by the shareholders of both Per-Se and NDCHealth. On September 27, 2005, the Company, together with NDCHealth, filed a registration statement on Form S-4 containing a joint proxy statement/prospectus with the SEC related to this transaction. The SEC staff has provided the Company with comments on the Form S-4 and the Company is currently in the process of addressing those comments. On September 29, 2005, Per-Se announced it had received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the transaction. The acquisition remains subject to other closing conditions including the closing of Wolters Kluwer's purchase of the Information Management business.

     For a description of certain risk factors relating to the transaction, see "Factors That May Affect Future Results of Operations, Financial Condition or Business."

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2005, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $69,805    $66,059
Hospital Services...........................................   27,860     28,057
Eliminations................................................   (3,659)    (3,475)
                                                              -------    -------
                                                              $94,006    $90,641
                                                              =======    =======

     Revenue for the Physician Services division increased approximately 6% in the three months ended September 30, 2005, as compared to the same period in 2004. Pricing for the division's services and products was stable compared to the prior year period. The revenue increase is due to the implementation of new business sold during 2004 and 2005. Net new business sold during the third quarter of 2005 was $2 million compared to $1 million during the third quarter of 2004. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Net backlog at September 30, 2005, was approximately $7 million, compared to the net backlog of approximately $10 million at June 30, 2005. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division decreased approximately 1% for the three months ended September 30, 2005, as compared to the same period in 2004. Pricing for the division's services and products was stable compared to the prior year period. Revenue decreased due to previously unbilled maintenance revenue for certain customers that the Company recognized upon receipt of payment in 2004. Medical transaction volume increased approximately 3% for the period over the same period of 2004. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Segment Operating Income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $ 8,375    $ 7,175
Hospital Services...........................................    6,140      6,433
Corporate...................................................   (3,516)    (3,377)
                                                              -------    -------
                                                              $10,999    $10,231
                                                              =======    =======

     Physician Services' segment operating income increased approximately 17% in the three months ended September 30, 2005, compared to the same period in 2004, resulting in operating margins of approximately 12.0% in the quarter ended September 30, 2005 as compared to 10.8% in the quarter ended September 30, 2004. Operating margins in 2004 were negatively impacted by the deferral of approximately $0.9 million in revenue related to a large Physician Services contract. While the division was unable to recognize all the revenue related to the contract during the quarter, all expenses related to the contract were recorded during the third quarter of 2004. Margins in the current year period were negatively impacted by results for the division's physician practice management ("PPM") solution, which represents less than 5% of the division's total revenue. The Company is in the final stages of converting its PPM customers to a new system platform. During the conversion, which is expected to be completed by the end of 2005, the Company is incurring costs to support both the legacy platform and the new platform, resulting in lower than normal margins for this business.

     Hospital Services' segment operating income decreased approximately 5% in the three months ended September 30, 2005, compared to the same period in 2004, resulting in operating margins of approximately 22.0% versus approximately 22.9% in the prior year period. Included in the current year quarter is approximately $0.4 million of costs associated with the Company's physician claims clearinghouse enhancement. Also, operating margins in the prior year period were higher due to the receipt of previously unbilled maintenance revenue that was being recognized upon receipt of payment.

     Corporate overhead expenses, which include certain executive and administrative functions, increased approximately $0.1 million or approximately 4.1% in the three months ended September 30, 2005, compared to the same period in 2004. Corporate expenses in 2004 included the approximately $1.5 million gain recognized on the settlement with the Company's former insurance carrier, which was partially offset by the non-cash expense of approximately $1.0 million related to the Company's exit of its former corporate office facility in 2004.

     Other (Income) Expenses. On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the three months ended September 30, 2004. The gain has been reflected in the Company's Corporate segment. In the Consolidated Statement of Operations, the gain is included in other (income) expenses.

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable operating lease for that office space in February 2004, which will expire in June 2014. While the new landlord assumed the payments for the lease of the Company's former corporate office, which expired in February 2005, the Company recorded a non-cash expense of approximately $1.0 million related to the exit of the former office facility. The expense has been reflected in the Company's Corporate segment. In the Consolidated Statement of Operations, the expense is included in other (income) expenses.

     Interest. Interest expense was approximately $1.4 million for each of the three months ended September 30, 2005 and 2004. Interest income was approximately $0.4 million for the three-month period ended September 30, 2005, as compared to approximately $0.1 million for the same period in 2004.

     Income Taxes. Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $0.2 million and $0.1 million for the three months ended September 30, 2005, and 2004, respectively. Prior to December 31, 2004, the Company historically had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company's projection of taxable income for 2005 and 2006. Accordingly, a portion of the valuation allowance was released during the fourth quarter of 2004. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate. During the current period, the Company utilized net operating losses to offset current period taxable income which significantly reduced the Company's effective tax rate.

  NINE MONTHS ENDED SEPTEMBER 30, 2005, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Physician Services..........................................  $206,063   $195,317
Hospital Services...........................................    84,032     78,274
Eliminations................................................   (10,759)   (10,208)
                                                              --------   --------
                                                              $279,336   $263,383
                                                              ========   ========

     Revenue for the Physician Services division increased approximately 6% in the nine months ended September 30, 2005, as compared to the same period in 2004. Pricing for the division's services and products was stable compared to the prior year period. The revenue increase is due to the implementation of net new business sold during 2004 and 2005 as well as the recognition of approximately $1.5 million of revenue in 2005 that was delayed from the quarter ended December 31, 2004, due to a technical problem in the claims clearinghouse. Net new business sold during the first nine months of 2005 and 2004 was $16 million. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Net backlog at September 30, 2005, was approximately $7 million, compared to the net backlog of approximately $3 million at September 30, 2004. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Services division increased approximately 7% for the nine months ended September 30, 2005, as compared to the same period in 2004. Pricing for the division's services and products was stable compared to the prior year period. Revenue growth in the division is due to the implementation of new business sold during 2004 and 2005. Additionally, 2004 revenue includes previously unbilled maintenance revenue for certain customers that the Company recognized upon receipt of payment. Medical transaction volume increased approximately 14% for the period over the same period of 2004. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

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

     Segment Operating Income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
                                                               (IN THOUSANDS)
Physician Services..........................................  $24,430   $20,245
Hospital Services...........................................   17,830    18,603
Corporate...................................................  (11,552)  (18,460)
                                                              -------   -------
                                                              $30,708   $20,388
                                                              =======   =======

     Physician Services' segment operating income increased approximately 21% in the nine months ended September 30, 2005, compared to the same period in 2004, resulting in operating margins of approximately 11.9% in the nine months ended September 30, 2005, versus approximately 10.4% in the same period in 2004. Margin expansion in the current year period is the result of revenue growth as well as the recognition of approximately $1.5 million of revenue in 2005 that was delayed from the quarter ended December 31, 2004, due to a technical problem in the claims clearinghouse. Operating margins in 2004 were negatively impacted by the deferral of approximately $0.9 million in revenue related to a large Physician Services contract. While the division was unable to recognize all the revenue related to the contract during the quarter, all expenses related to the contract were recorded during the third quarter of 2004. Margins in the current year were negatively impacted by results for the division's PPM solution, which represents less than 5% of the division's total revenue. The Company is in the final stages of converting its PPM customers to a new system platform. During the conversion, which is expected to be completed by the end of 2005, the Company is incurring costs to support both the legacy platform and the new platform, resulting in lower than normal margins for this business.

     Hospital Services' segment operating income decreased approximately 4% in the nine months ended September 30, 2005, compared to the same period in 2004, resulting in operating margins of approximately 21.2% versus approximately 23.8% in the prior year period. The current year includes approximately $1.1 million of costs associated with the Company's physician claims clearinghouse enhancement. Also, operating margins in the prior year period were higher due to the previously unbilled maintenance revenue that was being recognized upon receipt of payment.

     Corporate overhead expenses, which include certain executive and administrative functions, decreased approximately $6.9 million or approximately 37.4% in the nine months ended September 30, 2005, compared to the same period in 2004. The decrease is attributable primarily to approximately $6.3 million of expenses incurred in the nine months ended September 30, 2004, to perform the additional procedures discussed below.

     Other (Income) Expenses. As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, that became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive. The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003.

     The Company recorded costs related to the additional procedures totaling approximately $6.3 million during the nine months ended September 30, 2004, and included these costs in other (income) expenses in the Company's Consolidated Statements of Income. In Note 13 of Notes to Financial Statements, these expenses are classified in the Corporate segment.

     On May 10, 2004, the Company reached a settlement with the Company's former insurance carrier, Certain Underwriters at Lloyd's of London (collectively "Lloyd's"). On July 7, 2004, pursuant to the settlement, as amended, Lloyd's paid the Company $16.2 million in cash. As of the payment date, the Company had an approximately $14.7 million receivable from Lloyd's and recognized a gain of approximately $1.5 million on the settlement in the three months ended September 30, 2004. The gain has been reflected in the Company's Corporate segment. In the Consolidated Statement of Operations, the gain is included in other (income) expenses.

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable operating lease for that office space in February 2004, which will expire in June 2014. While the new landlord assumed the payments for the lease of the Company's former corporate office, the Company recorded a non-cash expense of approximately $1.0 million upon its exit of the former office facility. The expense has been reflected in the Company's Corporate segment. In the Consolidated Statement of Operations, the expense is included in other (income) expenses.

     Interest. Interest expense was approximately $4.4 million for the nine months ended September 30, 2005, as compared to $5.5 million for the same period in 2004. The decrease is attributable to the Company refinancing its debt in September 2004, by issuing $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024. Prior to this refinancing, the interest rate on the Term Loan B was LIBOR plus 4.25%, or approximately 5.39%, in the first nine months of 2004. Interest income was approximately $1.1 million for the nine-month period ended September 30, 2005, as compared to approximately $0.3 million for the same period in 2004. The increase in interest income is attributable to an increase in cash available for investments in 2005.

     Income Taxes. Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $0.6 million and $0.3 million for the nine months ended September 30, 2005, and 2004, respectively. Prior to December 31, 2004, the Company historically had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company's projection of taxable income for 2005 and 2006. Accordingly, a portion of the valuation allowance was released during the fourth quarter of 2004. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate. During the current period, the Company utilized net operating losses to offset current period taxable income which significantly reduced the Company's effective tax rate.

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

     Summarized operating results for the discontinued operations are as follows:

                                                                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2004
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
                                                               ====       =====     =====

  LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances as of September 30, 2005, and December 31, 2004, and cash flows from continuing operations for the nine months ended September 30, 2005, and 2004, (in thousands):

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2005            2004
                                                             -------------   ------------
Unrestricted cash and cash equivalents.....................     $56,130        $42,422

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
Cash provided by continuing operations......................  $ 35,537   $ 41,388
Cash used for investing activities..........................  $(12,342)  $ (7,645)
Cash used for financing activities..........................  $ (9,487)  $(21,927)

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     Restricted cash of approximately $31,000 and $51,000 at September 30, 2005, and December 31, 2004, respectively, represent amounts collected on behalf of certain Physician Services and Hospital Services clients, a portion of which is held in trust until it is remitted to such clients.

     During the nine months ended September 30, 2005, the Company generated approximately $35.5 million in cash from continuing operations as a result of increased profitability.

     During the nine months ended September 30, 2004, the Company generated approximately $41.4 million in cash from continuing operations, which includes cash generated from normal operations as well as the receipt of the $16.2 million settlement from the Company's former insurance carrier offset by cash payments related to additional procedures necessary under SAS No. 99 totaling approximately $6.3 million (refer to "Note 4 -- Other Expenses" in the Company's Notes to Consolidated Financial Statements for more information), the payment of approximately $5.7 million in expenses and legal settlements related to the matter with the Company's former insurance carrier and interest payments of approximately $3.5 million.

     During the nine months ended September 30, 2005, the Company used approximately $12.3 million in cash for investing activities primarily for capital expenditures and investment in software development costs. During the latter part of 2004, the Company initiated a project to enhance substantially its physician claims clearinghouse functionality. The Company expects that the improved platform will provide efficiencies and competitive advantages for its Physician Services division. The Company expects to incur approximately $2.5 million in capital expenditures and capitalized software development costs during 2005. During the nine months ended September 30, 2005, the Company invested approximately $1.6 million for capital expenditures and capitalized software development costs related to this project. Additionally, the Company used approximately $1.5 million for capitalized acquisition costs related to the proposed NDCHealth acquisition.

     During the nine months ended September 30, 2004, the Company used approximately $7.6 million in cash for investing activities primarily for capital expenditures and investment in software development costs.

     During the nine months ended September 30, 2005, the Company used approximately $9.5 million in cash for financing activities which included approximately $15.4 million used for the repurchase of the Company's Common Stock which was partially offset by proceeds from the exercise of stock options of approximately $6.0 million.

     On March 9, 2005, the Company announced that the Board authorized the repurchase of up to 1 million shares of the Company's outstanding Common Stock. Under the share repurchase program, the Company was able to repurchase shares from time to time at management's discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. All shares repurchased were placed into treasury to be used for general corporate purposes. During the nine months ended September 30, 2005, the Company repurchased one million shares of its outstanding Common Stock at a cost of approximately $15.4 million.

     During the nine months ended September 30, 2004, the Company used approximately $21.9 million of cash for financing activities. On June 30, 2004 the Company raised $125 million from the sale of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") and retired the $118.8 million then outstanding under the Term Loan B concurrently with the completion of the Convertible Debenture offering. On June 30, 2004, the Company also completed an amendment to the Revolving Credit Facility to increase its capacity and lower the Company's borrowing rate. The Revolving Credit Facility's capacity was expanded from $50 million to $75 million and the facility's maturity was extended to three years. The Company incurred a prepayment penalty on the early retirement of the Term Loan B totaling $2.4 million in addition to financing costs of $3.5 million related to the Debentures offering and amendment to the Revolving Credit Facility. The Company also repurchased, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. The cost of the refinancing and purchase of common stock is offset by proceeds from the exercise of stock options of approximately $5.9 million.

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

     The Company is subject to claims, litigation and official billing inquiries arising in the ordinary course of its business. These matters include pending lawsuits involving claims that are not required to be separately described in this report, including a claim for breach of contract arising from a prior acquisition. That claim has been submitted to binding arbitration, which commenced in the second quarter of 2005 and is expected to be concluded in the first quarter of 2006. The Company believes that it has meritorious defenses to the claims and other issues asserted in such matters; however, there can be no assurance that such matters or any future legal matters will not have an adverse effect on the Company. Amounts of awards or losses, if any, in pending legal matters have not been reflected in the financial statements unless probable and reasonably estimable.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements reflect management's current expectations, estimates, projections and assumptions with respect to the future and include, in particular, any statement relating to future revenues, income, earnings per share, capital expenditures, capital structure, prospects, plans and objectives. Statements in this report and the documents incorporated by reference herein that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by the Reform Act. Words such as "estimate," "project," "plan," "intend," "expect," "anticipate,"

"believe," "would," "should," "could" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Actual future results and trends may differ materially from what is suggested by forward-looking statements due to a variety of factors, including without limitation the risks described below under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business," and the following:

     - demand for and market acceptance of new and existing products and services;

     - successful development of new products and services;

     - the timing of new product and service introductions;

     - pricing pressures and other competitive factors;

     - product and service obsolescence;

     - the ability to develop and implement new technologies and to obtain protection for the related intellectual property;

     - the prospect of changes in laws and regulations governing the Company's business;

     - the uncertainties of litigation; and

     - the completion of and costs related to the proposed NDCHealth merger.

     You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report, or in the case of documents incorporated by reference, as of the date of those documents. The Company does not undertake any obligation to update or publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

     Per-Se provides the following risk factor disclosures in connection with its continuing efforts to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. In addition to the matters addressed above in the section entitled "Cautionary Statement Regarding Forward-Looking Statements," the following important factors currently known to management could cause actual results to differ materially from those in forward-looking statements.

     As described above in the section entitled "Recent Developments," Per-Se has signed definitive agreements providing for its acquisition of NDCHealth. These risk factor disclosures include risk factors relating to that pending acquisition.

  THE EXACT NUMBER OF SHARES OF PER-SE COMMON STOCK TO BE ISSUED IN THE PROPOSED NDCHEALTH MERGER IS NOT YET ESTABLISHED AND MAY NOT BE DETERMINED UNTIL AFTER THE PER-SE STOCKHOLDERS' MEETING.

     If the proposed NDCHealth merger is completed, each outstanding share of NDCHealth common stock will be converted into the right to receive a combination of (i) $13.00 in cash and (ii) a number of shares of Per-Se common stock equal to $6.50 divided by the price per share of Per-Se common stock as determined in accordance with the terms of the merger agreement. Per-Se may, however, at its option, increase the cash portion of the per share merger consideration and correspondingly decrease the stock portion. Except in the event that Per-Se issues any of its capital stock (other than pursuant to stock-based compensation) during the 33 business day period prior to the closing, the price per share of Per-Se common stock used to determine the number of shares of Per-Se common stock to be issued to NDCHealth stockholders will be the average of the volume weighted sales prices per share of Per-Se common stock on the Nasdaq National Market as reported by Bloomberg Financial Markets for the 20 consecutive trading days in which shares of Per-Se common stock are traded on the Nasdaq National Market ending on the third trading day prior to, but not including, the completion of the merger.

     Because the closing date of the merger may not be within three days of the Per-Se stockholders' meeting, at the time of the meeting, Per-Se stockholders may not know the applicable price per share of Per-Se common stock which will be used to calculate the exchange ratio and, therefore, may not know the exact number of shares of Per-Se common stock to be issued in the merger. In addition, the price of Per-Se common stock at the completion of the merger could be higher or lower than the volume weighted average trading price used to determine the exchange ratio. Therefore, holders of NDCHealth common stock could receive Per-Se common stock with an initial value of more or less than $6.50 per share (or such lesser amount established by Per-Se in the event it increases the cash portion of the per share merger consideration) of NDCHealth common stock.

  THE PRICE OF PER-SE'S COMMON STOCK MAY DECLINE AS A RESULT OF THE DISPOSITION OF A SUBSTANTIAL NUMBER OF SHARES OF STOCK AFTER COMPLETION OF THE NDCHEALTH MERGER.

     Per-Se may issue a significant number of shares of Per-Se common stock in the NDCHealth merger, which number will be based upon the applicable exchange ratio and the number of outstanding shares and options of NDCHealth common stock. Because the receipt of Per-Se common stock will generally be a taxable event to NDCHealth stockholders and optionholders and/or because NDCHealth stockholders or optionholders may not want to be stockholders of Per-Se, there may be substantial sales of Per-Se common stock following the completion of the NDCHealth merger. Additionally, Per-Se will not have lock-up or similar arrangements with any NDCHealth stockholders or optionholders in place following completion of the NDCHealth merger. If significant numbers of NDCHealth stockholders or optionholders determine to sell a substantial portion of their Per-Se common stock following completion of the NDCHealth merger, or there is a perception that such sales may occur or are occurring, the price of Per-Se common stock may decline.

  IF THE PROPOSED NDCHEALTH MERGER IS COMPLETED, PER-SE MAY BE UNABLE TO INTEGRATE SUCCESSFULLY THE BUSINESSES OF PER-SE AND NDCHEALTH AND REALIZE THE ANTICIPATED BENEFITS OF THE MERGER.

     The NDCHealth merger involves the combination of two companies that currently operate as independent public companies. Per-Se will be required to devote significant management attention and resources to integrating its business practices and operations with those of NDCHealth. If the proposed NDCHealth merger is completed, potential difficulties Per-Se may encounter in the integration process include the following:

     - the inability to achieve the cost savings and operating synergies anticipated in the NDCHealth merger, including a reduction in costs associated with the NDCHealth merger;

     - complexities associated with managing the geographic separation of the combined businesses, coupled with those of consolidating multiple physical locations where management may determine consolidation is desirable;

     - integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality customer service; and

     - potential unknown liabilities and increased costs associated with the NDCHealth merger.

     The process of integrating operations could cause a disruption of, or loss of momentum in, the activities of the combined business and/or the loss of key personnel. In addition, customer contracts of NDCHealth contain provisions that may permit the customer to terminate the contract upon consummation of the NDCHealth merger. The diversion of management's attention and any delays or difficulties encountered in connection with the NDCHealth merger and the integration of the two companies' operations could have an adverse effect on the business and financial results of Per-Se after the NDCHealth merger.

     The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of such integration plans may not be realized.

  IF THE PROPOSED NDCHEALTH MERGER IS COMPLETED AND THE COMBINED COMPANY IS UNABLE TO MANAGE ITS GROWTH PROFITABLY, ITS BUSINESS AND FINANCIAL RESULTS COULD SUFFER.

     Over the past several years, each of Per-Se and NDCHealth has engaged in the identification of, and competition for, growth and expansion opportunities. The combined company's future financial results will depend in part on its ability to manage its growth profitably. Management will need to maintain existing customers and attract new customers, recruit, train, retain and effectively manage employees as well as expand operations, customer support and financial control systems. If the combined company is unable to manage its growth profitably, its business and financial results could suffer.

  OBTAINING REGULATORY APPROVALS MAY DELAY OR PREVENT COMPLETION OF THE NDCHEALTH MERGER OR REDUCE THE BENEFITS OF THE NDCHEALTH MERGER TO STOCKHOLDERS. ANY SIGNIFICANT DELAY IN COMPLETING THE NDCHEALTH MERGER COULD ADVERSELY AFFECT THE COMBINED COMPANY.

     Per-Se and NDCHealth cannot assure their stockholders that the NDCHealth merger will be completed, that there will not be a delay in the completion of the NDCHealth merger, that the NDCHealth merger will be completed on the terms contemplated by the NDCHealth merger agreement or that the anticipated benefits of the NDCHealth merger will be realized. Any delay could also, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the NDCHealth merger.

  WHETHER OR NOT THE NDCHEALTH MERGER IS COMPLETED, THE ANNOUNCEMENT AND PENDENCY OF THE NDCHEALTH MERGER COULD CAUSE DISRUPTIONS IN THE BUSINESSES OF PER-SE AND NDCHEALTH, WHICH COULD HAVE AN ADVERSE EFFECT ON THEIR BUSINESS AND FINANCIAL RESULTS.

     Whether or not the NDCHealth merger is completed, the announcement and pendency of the NDCHealth merger could cause disruptions in the businesses of Per-Se and NDCHealth. Specifically:

     - current and prospective Per-Se and NDCHealth employees may experience uncertainty about their future roles with the combined company, which might adversely affect Per-Se's and NDCHealth's ability to recruit and retain key managers and other employees;

     - the attention of management of each of Per-Se and NDCHealth may be directed toward the completion of the NDCHealth merger; and

     - current or potential NDCHealth customers may delay or modify decisions regarding new programs or changes in services, products or providers.

     These disruptions could be exacerbated by a delay in the completion of the NDCHealth merger or termination of the NDCHealth merger agreement and could have an adverse effect on the businesses and financial results of Per-Se if the NDCHealth merger is not completed or of the combined company if the NDCHealth merger is completed.

  IF THE PROPOSED NDCHEALTH MERGER IS COMPLETED, PER-SE WILL SIGNIFICANTLY INCREASE ITS LONG-TERM DEBT WHICH COULD LIMIT FUNDS AVAILABLE TO PER-SE TO FINANCE OTHER ACTIVITIES.

     As of September 30, 2005, Per-Se had approximately $125 million of long-term debt and $0.7 million in capital lease obligations. If the proposed NDCHealth merger is completed, Per-Se intends to raise approximately $410 million of new debt to refinance NDCHealth's outstanding debt and fund cash to be paid to NDCHealth stockholders. If unable to make the required debt payments, Per-Se could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The ability of Per-Se to make payments on its debt obligations will depend on future operating performance of Per-Se and NDCHealth, which may be affected by conditions beyond Per-Se's control.

     In addition, these debt agreements will contain restrictive covenants that will limit Per-Se's financial and operating flexibility, which covenants could place Per-Se at a disadvantage compared to some of its competitors that may have fewer restrictive covenants and may not be required to operate under these restrictions.

  PER-SE'S ABILITY TO OBTAIN FINANCING MAY DELAY OR PREVENT COMPLETION OF THE NDCHEALTH MERGER.

     Per-Se has obtained a commitment letter from Bank of America, N.A. to provide certain financing in connection with the closing of the NDCHealth merger, but such financing is subject to the completion of definitive documentation. Although obtaining financing is not a condition to the completion of the NDCHealth merger, if Per-Se is unable to obtain financing, it may not be able to consummate the NDCHealth merger. If the NDCHealth merger agreement is terminated because Per-Se is unable to obtain sufficient funds to consummate the NDCHealth merger, Per-Se must reimburse NDCHealth for its reasonable, out-of-pocket expenses, not to exceed $10,000,000.

  FAILURE TO COMPLETE THE NDCHEALTH MERGER COULD NEGATIVELY IMPACT THE STOCK PRICE AND THE FUTURE BUSINESS AND FINANCIAL RESULTS OF PER-SE.

     If the NDCHealth merger is not completed, the ongoing business of Per-Se may be adversely affected and Per-Se will be subject to several risks, including the following:

     - having to pay certain costs relating to the NDCHealth merger, such as legal, accounting, financial advisor and printing fees or, in certain circumstances, termination fees; and

     - the focus of management of the company on the NDCHealth merger instead of on pursuing other opportunities that could be beneficial to the company without realizing any of the benefits of having the transaction completed.

     If the NDCHealth merger is not completed, these risks could materially and adversely affect the business, financial results and stock price of Per-Se.

  IF THE PROPOSED NDCHEALTH MERGER IS COMPLETED, PER-SE WILL ENTER INTO, AND BE BOUND BY THE TERMS OF, LONG-TERM DATA SHARING AGREEMENTS WITH WOLTERS KLUWER WHICH PLACE CERTAIN RESTRICTIONS ON PER-SE'S AND NDCHEALTH'S ABILITY TO SELL CERTAIN PRODUCTS TO THIRD PARTIES AND COMPETE IN CERTAIN MARKETS.

     Upon the completion of the NDCHealth merger and the related sale of NDCHealth's information management business to Wolters Kluwer, Per-Se and NDCHealth will each be a party to long-term data sharing agreements with Wolters Kluwer, pursuant to which Per-Se and NDCHealth will share with, and receive from Wolters Kluwer, certain specified information used in their respective businesses for the consideration specified in these agreements. These agreements provide, among other things, that Per-Se and NDCHealth will sell certain information exclusively to Wolters Kluwer, and that neither Per-Se nor NDCHealth will compete with Wolters Kluwer with respect to certain uses of the purchased data in specified markets for various time periods set forth in these agreements. In addition, the stock purchase agreement with Wolters Kluwer prohibits NDCHealth from competing with Wolters Kluwer in the provision of certain products and services to specified markets traditionally served by NDCHealth's information management business for five years from the closing of that transaction.

     Additionally, because the healthcare marketplace is rapidly changing, it is difficult to predict whether the data sharing agreements will be favorable to Per-Se and NDCHealth over the full 20-year term of the agreements. In the event these agreements prove to be unfavorable to Per-Se and/or NDCHealth, they could have a long-term negative impact on Per-Se's results of operations.

  LOSS OF KEY MANAGEMENT COULD ADVERSELY AFFECT THE COMBINED COMPANY'S BUSINESS.

     The success of Per-Se is materially dependent upon its key managers and, in particular, upon the continued services of Philip M. Pead, who serves as Per-Se's Chairman, President and Chief Executive Officer. Per-Se does not carry key employee insurance on Mr. Pead or other members of management. The company's future business and financial results could be adversely affected if the services of Mr. Pead or other key managers cease to be available.

  PER-SE IS REGULARLY INVOLVED IN LITIGATION, WHICH MAY SUBJECT IT TO SIGNIFICANT LIABILITIES. IN ADDITION, NDCHEALTH IS ALSO REGULARLY INVOLVED IN LITIGATION, WHICH, IF THE PROPOSED MERGER IS COMPLETED, MAY ALSO SUBJECT THE COMBINED COMPANY TO SIGNIFICANT LIABILITIES.

     Per-Se and NDCHealth are involved in litigation arising in the ordinary course of business, which may expose them to loss contingencies. These matters include, but are not limited to, claims brought by former customers with respect to the operation of the businesses of Per-Se and NDCHealth. Per-Se and NDCHealth have also received written demands from customers and former customers that have not yet resulted in legal action.

     NDCHealth is a named defendant in certain other lawsuits, including a putative securities class-action lawsuit, captioned Garfield v. NDCHealth Corporation, et. al. The complaint in that action generally alleged, among other things, that members of a purported class of stockholders who purchased NDCHealth common stock between August 21, 2002, and August 9, 2004, were damaged as a result of (i) improper revenue recognition practices in NDCHealth's physician business unit; (ii) the failure to timely write-down NDCHealth's investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, NDCHealth's previously issued financial statements were materially false and misleading, thereby causing the prices of NDCHealth's common stock to be inflated artificially. The second amended complaint asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, and seeks unspecified monetary damages and other relief. A U.S. federal district court judge granted NDCHealth's motion to dismiss these claims on July 27, 2005. The plaintiffs have appealed this decision to the 11th Circuit Court of Appeals, and that appeal is pending.

     NDCHealth is also a defendant in a private securities lawsuit filed by MMI Investments, a previously significant stockholder of NDCHealth. This lawsuit is generally based on the same allegations contained in the securities class-action lawsuit. A motion by NDCHealth to dismiss the complaint and/or transfer the action to the same federal district court hearing the securities class-action lawsuit is pending.

     Per-Se and NDCHealth may not be able to successfully resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which Per-Se or NDCHealth may become involved, Per-Se's or NDCHealth's insurance coverage may not fully cover any damages assessed against Per-Se or NDCHealth. Although Per-Se and NDCHealth maintain all insurance coverage in amounts that they believe is sufficient for their businesses, such coverage may prove to be inadequate or may become unavailable on acceptable terms, if at all. A successful claim brought against Per-Se or NDCHealth, which is uninsured or under-insured, could materially harm the businesses, results of operations or financial condition of Per-Se and NDCHealth.

  PER-SE'S BUSINESSES ARE HIGHLY COMPETITIVE, AND AN INABILITY TO SUCCESSFULLY COMPETE FOR BUSINESS COULD ADVERSELY AFFECT THE COMPANY.

     The physician receivables management outsourcing business is highly competitive. Per-Se competes with regional and local physician reimbursement organizations as well as physician groups that provide their own business management services in-house. Successful competition within this industry is dependent on numerous industry and market conditions. Potential industry and market changes that could adversely affect Per-Se's ability to compete for receivables management outsourcing services include an increase in the number of local, regional or national competitors providing comparable services and new alliances between healthcare providers and third-party payers in which healthcare providers are employed by such third-party payers.

     The business of providing services and solutions to hospitals for both revenue cycle and resource management is also highly competitive. Per-Se competes with traditional electronic data interface companies, outsourcing companies and specialized software vendors with national, regional and local bases. Some competitors have longer operating histories and greater financial, technical and marketing resources than Per-Se. Per-Se's successful competition within this industry is dependent on numerous industry and market conditions.

     NDCHealth's businesses are highly competitive as well. In addition to the businesses in which Per-Se already competes, the business of providing value-added claims processing and pre and post editing services to retail pharmacies is highly competitive. NDCHealth competes not only with independent providers of similar systems and services, but also with customers' and potential customers' internal resources that provide similar services. Successful competition within this industry is dependent on numerous industry and market conditions. Some of these conditions include functionality of products and services, price, quality and innovation. In addition, some of NDCHealth's competitors have greater access to capital and marketing and technological resources, and NDCHealth cannot guarantee that it will be able to compete successfully with them.

     If the merger is completed, an inability to successfully compete for business could adversely affect the combined company.

  THE MARKETS FOR PER-SE'S SERVICES AND SOLUTIONS ARE CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY, EVOLVING INDUSTRY STANDARDS AND FREQUENT NEW PRODUCT INTRODUCTIONS AND THE INABILITY OF PER-SE TO KEEP PACE COULD ADVERSELY AFFECT THE COMPANY.

     The markets for Per-Se's services and solutions are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The company's ability to keep pace with changes in the healthcare industry may be dependent on a variety of factors, including the ability of Per-Se to:

     - enhance existing products and services;

     - introduce new products and services quickly and cost effectively;

     - achieve market acceptance for new products and services; and

     - respond to emerging industry standards and other technological changes.

     Competitors may develop competitive products that could adversely affect the operating results of Per-Se. It is possible that Per-Se will be unsuccessful in refining, enhancing and developing technology of Per-Se going forward. The costs associated with refining, enhancing and developing these systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

     The markets for NDCHealth's services and solutions are characterized by similar issues and the inability to keep pace could adversely affect the combined company if the proposed merger is completed.

  THE HEALTHCARE MARKETPLACE IS CHARACTERIZED BY CONSOLIDATION, WHICH MAY RESULT IN FEWER POTENTIAL CUSTOMERS FOR PER-SE'S SERVICES.

     In general, consolidation initiatives in the healthcare marketplace may result in fewer potential customers for Per-Se's and, if the proposed NDCHealth's merger is completed, the combined company's services. Some of these types of initiatives include employer initiatives such as creating group purchasing cooperatives (GPOs); provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts; and integration among hospitals and physicians into comprehensive delivery systems. Consolidation of management and billing services through integrated delivery systems may result in a decrease in demand for Per-Se's business management outsourcing services for particular physician practices. In addition, consolidation among Per-Se's customers may result in such customers having greater leverage, which could adversely affect the price Per-Se is able to charge for its products.

  THE HEALTHCARE INDUSTRY IS HIGHLY REGULATED, WHICH MAY INCREASE PER-SE'S COSTS OF OPERATION OR HAVE A MATERIAL ADVERSE EFFECT ON PER-SE'S BUSINESS AND, IF THE PROPOSED NDCHEALTH MERGER IS COMPLETED, THE COMBINED COMPANY'S BUSINESS.

     The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act of 1997 and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect Per-Se's and NDCHealth's businesses. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in Per-Se's and NDCHealth's products and services.

     Medical billing and collection activities are governed by numerous federal and state civil and criminal laws. Federal and state regulators use these laws to investigate healthcare providers and companies that provide billing and collection services, or that provide consulting services in connection with billing and collection activities. Such laws also could potentially be used to bring enforcement actions against companies like Per-Se and NDCHealth that provide software and other services used by healthcare providers to support their billing and collection activities. In connection with these laws, Per-Se and NDCHealth may be subjected to federal or state government investigations and possible penalties may be imposed upon the companies, false claims actions may have to be defended, private payers may file claims against the companies, and the companies may be excluded from Medicare, Medicaid or other government-funded healthcare programs.

     In the past, Per-Se has been the subject of federal investigations, and Per-Se or NDCHealth may become the subject of false claims litigation or additional investigations relating to their billing and collection activities. Any such proceeding or investigation could have a material adverse effect on Per-Se's and NDCHealth's businesses. Numerous federal and state civil and criminal laws govern the collection, use, storage and disclosure of health information for the purpose of safeguarding the privacy and security of such information. Federal or state governments may impose penalties for noncompliance, both criminal and civil. Persons who believe their health information has been misused or disclosed improperly may bring claims seeking monetary damages.

     The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for, or recommending the lease, purchase, order or arrangement for, any item, good, facility or service covered by these programs. The anti-kickback law is broad and may apply to some of Per-Se's or NDCHealth's activities and the companies' relationships with customers or business partners. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Per-Se and NDCHealth each carefully review their respective practices in an effort to ensure that the companies' comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied. Any determination by a state or federal regulatory agency that any of these practices violate any of these laws could subject the companies to civil or criminal penalties and require Per-Se and/or NDCHealth to change or terminate some portions of their businesses.

     Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), final rules have been published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. Per-Se and NDCHealth have incurred and will continue to incur costs to comply with these rules. Although management of both companies believe that future compliance costs will not have a material impact on Per-Se's or NDCHealth's results of operations, compliance with these rules may prove to be more costly than anticipated. Failure to comply with such rules may have a material adverse effect on Per-Se's and NDCHealth's businesses and may subject them to civil and criminal penalties as well as loss of customers.

     NDCHealth and Per-Se rely upon third parties to provide data elements to process electronic medical claims in a HIPAA-compliant format. While Per-Se believes it and, if the proposed NDCHealth merger is completed, the combined company will be fully and properly prepared to process electronic medical claims in a HIPAA-compliant format, there can be no assurance that third parties, including healthcare providers and payers, will likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA's standards. If payers reject electronic medical claims and such claims are processed manually rather than electronically, there could be a material adverse affect on Per-Se's and the combined company's businesses. Per-Se and NDCHealth have made and expect to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA's impact may require Per-Se and NDCHealth to make investments in new products or charge higher prices.

     Passage of HIPAA is part of a wider healthcare reform initiative. Per-Se expects that the debate on healthcare reform will continue. Per-Se also expects that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. Per-Se cannot predict whether the government will enact new legislation and regulations, and, if enacted, whether such new developments will affect Per-Se's business or, if the proposed NDCHealth merger is completed, the combined company's business.

  PER-SE IS THE SUBJECT OF AN SEC INVESTIGATION, THE RESOLUTION OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON PER-SE. NDCHEALTH IS THE SUBJECT OF A SEPARATE SEC INVESTIGATION, THE RESOLUTION OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMBINED COMPANY IF THE PROPOSED MERGER IS COMPLETED.

     On April 4, 2005, Per-Se announced that it had been notified by the SEC staff of the issuance of an order of investigation, which Per-Se believes relates to allegations of wrongdoing made by a former employee in 2003. These allegations were the subject of a prior investigation by the audit committee of the Per-Se board of directors and an outside accounting firm that resulted in the performance of extensive additional procedures. Per-Se has produced documents and provided testimony relating to these allegations to the SEC.

     On December 14, 2004, the SEC staff obtained a Formal Order of Investigation relating to certain NDCHealth accounting matters. NDCHealth has restated its financial statements for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, to correct errors relating to these accounting matters. NDCHealth has produced documents relating to the restatement to the SEC, and the SEC has taken the testimony of a number of current and former employees in relation to its investigation.

     Responding to these investigations requires significant defense costs, attention and resources of management. In connection with its SEC investigation, Per-Se could face civil or criminal penalties that could have a material adverse effect on Per-Se. Similarly, in connection with its SEC investigation, NDCHealth could face civil or criminal penalties that could have a material adverse effect on the combined company if the merger is completed.

  NDCHEALTH HAS IDENTIFIED MATERIAL WEAKNESSES IN ITS INTERNAL CONTROL OVER FINANCIAL REPORTING. IF NDCHEALTH FAILS TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS AND THE PROPOSED MERGER IS COMPLETED, THE COMBINED COMPANY MAY NOT BE ABLE TO ACCURATELY REPORT ITS FINANCIAL RESULTS AND MANAGEMENT OF PER-SE MAY NOT BE ABLE TO PROVIDE AN UNQUALIFIED REPORT ON THE EFFECTIVENESS OF THE COMBINED COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING.

     During the past year, NDCHealth's management and its independent registered public accounting firm identified three "material weaknesses" in its internal controls over financial reporting. As of May 27, 2005, NDCHealth's management concluded that NDCHealth's documentation and procedures relating to (i) the revenue recognition and billing processes, (ii) the financial statement close process and (iii) NDCHealth's accounting for income taxes result in more than a remote likelihood that material misstatement of the financial statements will not be prevented or detected.

     These control deficiencies could result in a material misstatement to the financial statements of NDCHealth and, if the NDCHealth merger is completed, could adversely impact the accuracy and future timeliness of the combined company's financial reports filed pursuant to the Exchange Act. As a result, current and potential stockholders could lose confidence in the combined company's financial reporting which could harm the trading price of its common stock.

  THE TRADING PRICE OF PER-SE'S COMMON STOCK MAY BE VOLATILE AND MAY NEGATIVELY AFFECT YOUR INVESTMENT.

     The trading price of Per-Se's common stock may be volatile. The market for Per-Se's common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, government regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond Per-Se's control. Furthermore, the stock market in general and the market for software, healthcare business services and high technology companies in particular, has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of Per-Se's common stock, regardless of actual operating performance.

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

ITEM 4.  CONTROLS AND PROCEDURES

     In connection with the evaluation of the Company's disclosure controls and procedures required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's chief executive officer and chief financial officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (b) accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.

     In connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005, and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting were identified.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is included in "Note 9 -- Legal Matters" of Notes to Consolidated Financial Statements in Item 1 of Part I.

ITEM 6.  EXHIBITS

     (A) Exhibits

  EXHIBIT
   NUMBER                                      DOCUMENT
  -------                                      --------
     2.1       --    Agreement and Plan of Merger, dated as of August 26, 2005, by and among Registrant, Royal Merger Co. and NDCHealth
                     Corporation (incorporated by reference to Exhibit 2.1 to
                     Current Report on Form 8-K filed on August 30, 2005)
                     (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a
                     copy of any of these materials to the Securities and
                     Exchange Commission upon request).
     3.1       --    Restated Certificate of Incorporation of Registrant
                     (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
     3.2       --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2005).
     4.1       --    Rights Agreement dated as of February 11, 1999, between
                     Registrant and American Stock Transfer & Trust Company
                     (including form of rights certificates) (incorporated by
                     reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
     4.2       --    First Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of May 4, 2000 (incorporated by
                     reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                     for the quarter ended March 31, 2000).
     4.3       --    Second Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of December 6, 2001, to be
                     effective as of March 6, 2002 (incorporated by reference to
                     Exhibit 4.12 to Annual Report on Form 10-K for the year
                     ended December 31, 2001).
     4.4       --    Third Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
     4.5       --    Fourth Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of February 18, 2005
                     (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
     4.6       --    Fifth Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of August 26, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 26, 2005).
     4.7       --    Indenture dated as of June 30, 2004, between Registrant and
                     U.S. Bank National Association, as Trustee, relating to
                     Registrant's 3.25% Convertible Subordinated Debentures Due
                     2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2004).
    10.1       --    First Amendment to the Per-Se Technologies, Inc. Employees'
                     Retirement Savings Plan (incorporated by reference to
                     Exhibit 10.1 to Current Report on Form 8-K filed on October
                     27, 2005).
    31.1       --    Certification of Chief Executive Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2       --    Certification of Chief Financial Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1       --    Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2       --    Certification of Chief Financial Officer pursuant to 18
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

                                          PER-SE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:       /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:       /s/ RICHARD A. FLYNT
                                            ------------------------------------
                                                      Richard A. Flynt
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)

Date: November 3, 2005

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                                   DOCUMENT
      -------                                  --------
    2.1        --    Agreement and Plan of Merger, dated as of August 26, 2005, by and among Registrant, Royal Merger Co. and NDCHealth
                     Corporation (incorporated by reference to Exhibit 2.1 to
                     Current Report on Form 8-K filed on August 30, 2005)
                     (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a
                     copy of any of these materials to the Securities and
                     Exchange Commission upon request).
    3.1        --    Restated Certificate of Incorporation of Registrant
                     (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
    3.2        --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2005).
    4.1        --    Rights Agreement dated as of February 11, 1999, between
                     Registrant and American Stock Transfer & Trust Company
                     (including form of rights certificates) (incorporated by
                     reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
    4.2        --    First Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of May 4, 2000 (incorporated by
                     reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                     for the quarter ended March 31, 2000).
    4.3        --    Second Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of December 6, 2001, to be
                     effective as of March 6, 2002 (incorporated by reference to
                     Exhibit 4.12 to Annual Report on Form 10-K for the year
                     ended December 31, 2001).
    4.4        --    Third Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
    4.5        --    Fourth Amendment to Rights Agreement dated as of February
                     11, 1999, between Registrant and American Stock Transfer &
                     Trust Company, entered into as of February 18, 2005
                     (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
    4.6        --    Fifth Amendment to Rights Agreement dated as of February 11,
                     1999, between Registrant and American Stock Transfer & Trust
                     Company, entered into as of August 26, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 26, 2005).
    4.7        --    Indenture dated as of June 30, 2004, between Registrant and
                     U.S. Bank National Association, as Trustee, relating to
                     Registrant's 3.25% Convertible Subordinated Debentures Due
                     2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2004).
   10.1        --    First Amendment to the Per-Se Technologies, Inc. Employees'
                     Retirement Savings Plan (incorporated by reference to
                     Exhibit 10.1 to Current Report on Form 8-K filed on October
                     27, 2005).
   31.1        --    Certification of Chief Executive Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2        --    Certification of Chief Financial Officer pursuant to
                     Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1        --    Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2        --    Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.