Form 10-K
period 2005-12-31
PER SE TECHNOLOGIES INC
filed 2006-03-15
CIK 878556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005



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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [X]     No [ ]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ]     No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [ ]     Accelerated filer [X]     Non-accelerated
                                   filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of the Registrant's common stock as reported on the NASDAQ National Market was approximately $500,987,737.

     As of March 8, 2006, there were 38,883,986 outstanding shares of the Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006, are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PER-SE TECHNOLOGIES, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                               TABLE OF CONTENTS

                                                                                    PAGE OF
                                                                                   FORM 10-K
                                                                                ----------------
ITEM 1.           BUSINESS....................................................          1
ITEM 1A.          RISK FACTORS................................................          7
ITEM 1B.          UNRESOLVED STAFF COMMENTS...................................         14
ITEM 2.           PROPERTIES..................................................         14
ITEM 3.           LEGAL PROCEEDINGS...........................................         14
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........         14
ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................         17
ITEM 6.           SELECTED FINANCIAL DATA.....................................         18
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................         19
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................         35
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................         35
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................         35
ITEM 9A.          CONTROLS AND PROCEDURES.....................................         35
ITEM 9B.          OTHER INFORMATION...........................................         36
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........         37
ITEM 11.          EXECUTIVE COMPENSATION......................................         37
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................         37
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............         37
ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES......................         37
ITEM 15.          EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.................         37

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Per-Se Technologies, Inc. ("Per-Se" or the "Company"), a corporation organized in 1985 under the laws of the State of Delaware, is focused on providing solutions that improve the administrative functions of the healthcare industry. Specifically, Per-Se provides Connective Healthcare solutions that help physicians, hospitals and pharmacies achieve their income potential. Connective Healthcare solutions support and unite healthcare providers, payers and patients with innovative technology processes that improve and accelerate reimbursement and reduce the administrative cost of care.

     The Company markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices, physician groups in academic settings, hospitals, healthcare organizations, integrated delivery networks ("IDN's") and retail, mail order and managed care pharmacies.

     The Company focuses on the administrative functions of the healthcare market, with the majority of its business based in the United States. Healthcare spending in the United States is to have surpassed $1.9 trillion or approximately 16% of gross domestic product in 2005. It has been estimated that administrative costs in the U.S. healthcare system comprise about 25% of total healthcare spending. The Company's solutions help make the reimbursement of healthcare more efficient and help improve the overall patient care experience by simplifying the revenue cycle process for physicians, hospitals and pharmacies. The Company's services and solutions are not capital-intensive for providers, making them a cost-effective solution as providers focus on their financial health.

     For the years ended December 31, 2005, 2004, and 2003, and as of December 31, 2005, and 2004, the Company served the healthcare industry through two divisions: Physician Solutions (formerly Physician Services) and Hospital Solutions (formerly Hospital Services). Refer to Note 18 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for financial information regarding the Company's Physician Solutions and Hospital Solutions divisions.

     On August 29, 2005, Per-Se and NDCHealth Corporation ("NDCHealth") announced that they had signed definitive agreements for the acquisition of NDCHealth, a leading provider of healthcare technology and information solutions. The transaction was completed on January 6, 2006. In the acquisition, Per-Se acquired the physician, hospital and retail pharmacy businesses of NDCHealth. The retail pharmacy business will be operated as a new division known as the Pharmacy Solutions division. Accordingly, the Company will serve the healthcare industry through three divisions, Physician Solutions, Hospital Solutions and Pharmacy Solutions, effective January 6, 2006. Those divisions are described below. As the transaction was not completed in 2005, this annual report on Form 10-K includes limited discussion and does not include results of the business acquired as part of the NDCHealth acquisition.

     The Physician Solutions division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides a complete outsourcing service, therefore, allowing physician groups to avoid the infrastructure investment and administrative costs in their own in-house billing office. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. Its target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice. These services help physician groups to be financially successful by improving cash flows and reducing administrative costs and burdens. Fees for these services are primarily based on a percentage of net collections on the clients' accounts receivable. The division recognizes revenue and bills customers when the customers receive payment on those accounts receivable, which aligns the division's interests with the interests of the physician groups it services. The Company also generates revenue from one-time sales of physician practice management ("PPM") software or monthly usage fees for software used via an Application Service Provider ("ASP") model. The division's revenue model is approximately 95% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business.

     The Hospital Solutions division provides Connective Healthcare solutions that focus on revenue cycle and resource management to improve the financial health of hospitals and healthcare organizations. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle management offerings. The clearinghouse delivers dedicated electronic and Internet-based business-to-business solutions that focus on electronic processing of medical transactions as well as complementary transactions, such as electronic remittance advices, real-time eligibility verification and high-speed print and mail services. Other revenue cycle management solutions provide insight into a hospital's revenue cycle inefficiencies, such as denial management. Denial management allows hospitals to identify charges denied reimbursement by a payer and to facilitate corrective actions such as resubmitting for reimbursement. Hospitals may opt to outsource portions of their revenue cycle management process to the Company, such as secondary insurance billing. The division also provides resource management solutions that enable hospitals to efficiently manage resources to reduce costs and improve their bottom line. The division's staff scheduling software efficiently plans nurse schedules, accommodating individual preferences as well as environmental factors, such as acuity levels, and can schedule all the personnel across the hospital enterprise. The division's patient scheduling software helps effectively manage a hospital's most expensive and profitable area, the operating room, as well as schedules patients across the enterprise. The division primarily recognizes revenue on a per-transaction basis for its revenue cycle management solutions and primarily recognizes revenue on a percentage-of-completion basis or upon software shipment for sales of its resource management software solutions. Greater than 90% of the division's revenue is recurring due to its transaction-based business and the maintenance revenue from its substantial installed base for the revenue cycle management solutions and resource management software.

     The Pharmacy Solutions division provides Connective Healthcare solutions that focus on transaction clearinghouse services and point-of-service systems to improve administrative efficiencies and optimize the revenue and cash flow of retail, mail order and managed care pharmacies in the U.S. This division has a leading market position in pharmacy services and systems with connectivity to approximately 90% of the retail pharmacy stores, processing more than six billion total pharmacy transactions annually, and has systems installed in more than 20% of pharmacies in the U.S. The division's electronic clearinghouse for pharmacy transactions provides real-time processing related to claims submission, eligibility verification, remittance advice, referral authorization, drug formulary and inventory management, as well as claim status and tracking. The division also provides value-added transaction services and claims edits that perform financial and administrative reviews on transactions to help pharmacies enhance the accuracy of submitted claims, decrease receivable days outstanding and improve labor efficiency. As part of the Medicare Modernization Act of 2003, the Centers for Medicare & Medicaid Services ("CMS") awarded the division a one-year contract in May 2005 with three potential one-year extensions to provide the network services as part of a system for calculating beneficiaries' True Out-Of-Pocket ("TrOOP") costs. The TrOOP infrastructure helps CMS ensure that what seniors pay at pharmacy counters takes into account the out-of-pocket payments and the proper level of their Medicare coverage. CMS also contracted the division to be the primary facilitator for Medicare Part D enrollee benefit eligibility, which enables retail pharmacies to electronically check primary and supplemental coverage for seniors who have not received their new coverage information. Medicare beneficiaries who have enrolled in the program began receiving prescription drugs under the new benefit program starting January 1, 2006. The division's point-of-service systems offerings help retail, mail order and managed care pharmacies streamline workflow, improve cash flow and reduce costs while also serving as an additional source of transaction volume for the division's electronic clearinghouse. Historically, the division has generated pharmacy systems revenue through the sale of software licenses, upgrades and recurring maintenance and support fees. The Company's new line of systems products is being sold to customers with varying pricing and revenue models that may include per-transaction fees, a license fee plus annual maintenance or a monthly per store fee, depending on the customer. The division's revenue model is more than 90% recurring in nature due to the transaction-based or fixed-fee nature of its revenue in the services business and the licensing and maintenance-based nature of revenue in its systems business.

RECENT DEVELOPMENTS

     On March 10, 2006, the Company concluded binding arbitration for a claim of breach of contract arising from an acquisition completed in 2000. The binding arbitration resulted in an award to be paid by Per-Se of approximately $1.3 million, including interest of $0.3 million. The Company included the award in Other Expenses and the interest in Interest Expense in the Company's 2005 Consolidated Statement of Income. In Note 18 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, the costs associated with the award are classified in the Corporate segment.

     On January 6, 2006, Per-Se acquired Atlanta, GA-based NDCHealth. The acquisition included the physician, hospital and retail pharmacy businesses, for total consideration of approximately $665 million. As part of the transaction, Wolters Kluwer Health, Inc., wholly owned by Wolters Kluwer, NV, based in Amsterdam, the Netherlands, purchased the pharmaceutical information management business from NDCHealth for $382 million in cash. The transaction resulted in consideration to NDCHealth's shareholders of $19.50 per share, with $14.05 paid in cash and $5.45 paid in Per-Se stock. As of December 31, 2005, the Company had incurred approximately $3.8 million of transaction costs that are included in other long-term assets in the Company's Consolidated Balance Sheet.

     In connection with the acquisition, the Company secured financing in the form of a new senior credit facility consisting of a $435 million Term Loan B and a $50 million revolving credit facility ("Senior Credit Facility"). The Term Loan B bears interest at a rate of LIBOR plus 2.25% or Base Rate, as defined by the Senior Credit Facility agreement, plus 1.25% and matures in seven years. The revolving credit facility has an interest rate that varies between LIBOR plus 1.50% and LIBOR plus 2.50% or between Base Rate plus 0.5% and Base Rate plus 1.50%, based on performance, and matures in five years. While $435 million is currently outstanding under the Term Loan B, the Company has incurred no borrowings under the revolving credit facility. All outstanding debt of NDCHealth was retired in connection with the closing of the transaction.

     On December 1, 2005, the Company acquired privately held Integra Solutions ("Integra"), a hospital revenue cycle management outsourcing firm located in Norcross, Georgia, for a purchase price of approximately $10.8 million. The Company paid approximately $5.4 million of the purchase price at closing and will pay the remaining purchase price of approximately $5.4 million at the one-year anniversary. In addition, if Integra achieves certain revenue objectives over the first two years, the Company will pay an additional purchase price amount of approximately $3.8 million. Since the amount is contingent, the additional purchase price is not included in the Company's December 31, 2005, Consolidated Balance Sheets or Consolidated Statements of Income. Integra Solutions offers a comprehensive suite of services designed to help healthcare providers improve their bottom line results. This includes a full range of outsourcing options, from health information and patient accounting management consulting to auditing and accounts receivable services. The Company currently provides outsourcing services to more than 80 hospitals, and Integra will be a key component of its outsourcing growth strategy in the hospital market.

     During the latter part of 2004, the Company initiated a project to enhance its physician claims clearinghouse functionality. The Company expects that the improved platform will provide efficiencies and competitive advantages for its Physician Solutions division. During 2005, the Company incurred approximately $1.9 million in capital expenditures and capitalized software development costs and approximately $1.6 million in expenses related to the physician claims clearinghouse enhancement which are reflected in the Hospital Solutions division. During 2006, the Company expects to incur between $3 and $4 million in capital expenditures and capitalized software development costs and between $2 and

$3 million in expenses related to the physician claims clearinghouse enhancement. The enhancement is expected to be substantially complete in 2006.

DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT

     The following description of the Company's business by industry segment should be read in conjunction with Note 18 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

PHYSICIAN SOLUTIONS

  BUSINESS MANAGEMENT OUTSOURCED SERVICES FOR PHYSICIANS

     Approximately 225,000 U.S.-based hospital-affiliated physicians represent the Company's target market for business management outsourced services. The target market consists of large physician groups -- typically 10 or more physicians depending upon the specialty -- and represents an estimated market opportunity of approximately $7 billion. The Company estimates that approximately 20% to 30% of the physicians in the target market currently outsource their business management needs, with the remainder of physicians performing these services in house. The Company believes its Physician Solutions division is the largest provider of comprehensive business management outsourcing services to the U.S. hospital-based physician market. The business of providing integrated business management outsourcing services is highly competitive. The division competes with regional and local billing companies as well as physician groups performing these services in house. Competition among outsourcing companies is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical services to cash while minimizing compliance risk, the ability to provide proactive practice management services and, to the extent that service offerings are comparable, price. The Company believes there is a trend toward outsourcing among physician groups performing these revenue cycle management services in house due to the complexity of reimbursement regulations and the financial pressures physician groups face.

  PRACTICE MANAGEMENT SYSTEMS FOR PHYSICIANS

     The Company's PPM solutions are targeted at office-based physician groups in the United States, typically those practices with less than ten physicians. The Company provides the software necessary to streamline billing and other internal processes (such as scheduling), increase productivity and help ensure accurate reimbursement. Sold through the Company's value-added reseller ("VAR") channel and through a direct sales force, the Company's enhanced PPM solutions also include interactive training, electronic claims processing to payers, patient statements processing, electronic prescription capabilities and other electronic commerce services designed to automate processes and improve the business of healthcare. The PPM market is highly competitive with large national competitors including Cerner Corporation, Emdeon Corporation, and Misys plc, as well as small regionally or locally focused competition.

HOSPITAL SOLUTIONS

  REVENUE CYCLE MANAGEMENT SOLUTIONS FOR HOSPITALS AND HEALTHCARE FACILITIES

     The market for hospital revenue cycle management solutions ranges from providing technology tools that allow a hospital's central billing office ("CBO") to more effectively manage its cash flow to full or partial outsourced solutions. Technology tools include electronic transactions, such as claims processing, that can be delivered via the Web or through dedicated electronic data interfaces as well as license-based solutions, such as automated cash posting solutions which are deployed at the CBO. Competition in the revenue cycle management market is based on providing solutions that enable hospitals to improve their cash flow, and the Company believes that it is the largest provider of revenue cycle -- electronic transaction solutions to hospitals and healthcare facilities in the U.S. The Company's hospital revenue cycle management solutions are offered through its direct sales force as well as through strategic alliances. Competitors include traditional electronic data interface companies, Internet healthcare companies, outsourcing companies and specialized software vendors such as CareMedic, Emdeon Corporation, McKesson, SSI Group and other national and regional providers.

  RESOURCE MANAGEMENT SOLUTIONS FOR HOSPITALS

     The market for resource management solutions for hospitals focuses on license-based and Internet solutions to help hospitals efficiently and effectively manage their costs. The Company's resource management business focuses on the areas of staff and patient scheduling. The Company's Hospital Solutions division has the market-leading staff scheduling solution and a market-leading patient scheduling solution. Competition in this market segment is based on enabling a hospital to decrease costs by improving the utilization of its personnel and facilities. The Company competes against national software vendors, specialized software vendors and Internet healthcare companies.

RESULTS BY INDUSTRY SEGMENT

     Information relating to the Company's Physician Solutions and Hospital Solutions segments, including revenue, segment operating expenses, segment operating income and identifiable assets attributable to each division for each of the fiscal years ended 2005, 2004, and 2003, and as of December 31, 2005, and 2004, is presented in Note 18 of Notes to Consolidated Financial Statements in
Item 8. Financial Statements and Supplementary Data.

HEALTHCARE INDUSTRY

     Trends in the United States healthcare industry affect Per-Se's business. Over the past two decades, there have been changes in the U.S. healthcare delivery system. For example, the proportion of patients requiring intensive care in acute-care facilities has increased while the number of acute-care facilities has decreased. The U.S. government estimates that national health expenditures are expected to reach $4 trillion in 2015, growing from approximately $2 trillion in health-related spending during 2005.

     As healthcare expenditures have become a larger percentage of the gross domestic product, increasing focus has been placed on the administrative costs and burdens associated with the delivery of care. As a result, payers have sought to control costs by changing from the traditional fee-for-service reimbursement model to managed care, fixed fee and capitation arrangements. These reimbursement models, coupled with extensive regulatory control and government healthcare fraud and abuse initiatives, have resulted in a significantly more complex accounting, coding, billing, and collection environment. Such industry changes create a more positive market for solutions that reduce a healthcare provider's administrative burdens, help ensure compliance in the complex regulatory environment and minimize medical coding and billing errors, while improving reimbursement and reducing costs.

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

     The federal government is making significant efforts to detect and eliminate healthcare fraud and abuse, particularly through its enforcement of the False Claims Act, the Medicare and Medicaid Patient and Program Protection Act of 1987 and HIPAA, all of which provide the federal government with the authority to impose both civil and criminal sanctions and penalties for submission of false claims to governmental payers. The federal government may impose civil monetary penalties up to $50,000 per offense as well as exclude a provider from participation in Medicare and other governmental healthcare programs. In addition, the False Claims Act allows a private party to bring a "qui tam" or "whistleblower" suit alleging the filing of false or fraudulent Medicare or Medicaid claims and potentially share in damages and civil penalties paid to the government. The CMS offers rewards for information leading to the recovery of Medicare funds, and CMS engages private contractors to detect and investigate fraudulent billing practices.

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

     The HIPAA rules regarding standards for electronic transactions require healthcare providers, healthcare clearinghouses and health plans that send or receive healthcare transaction data electronically to use standard data formats. The compliance deadline for standard electronic transactions was October 16, 2002, which was later extended to October 16, 2003, by filing a compliance extension plan. In September 2003, CMS issued transitional guidance that allowed noncompliant electronic transactions after the October 2003 compliance deadline. The industry continues to work toward compliance. The Company has substantially modified the operations of its subsidiaries that are engaged in the electronic transmission of such data to comply with HIPAA's electronic transaction standards.

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

     The HIPAA rules regarding the security of medical information became final on February 20, 2003. Under these rules, health insurers, certain healthcare providers and healthcare clearinghouses must establish procedures and mechanisms to protect the confidentiality, integrity and availability of electronic protected health information. The Company established the required security procedures and mechanisms to protect the confidentiality, integrity and availability of electronic protected health information that had a compliance deadline of April 20, 2005. Management believes that the costs of compliance with the HIPAA security rules will not materially impact the Company's results of operations.

EMPLOYEES

     As of December 31, 2005, the Company employed approximately 5,100 full-time and part-time employees. The Company has no labor union contracts and believes relations with its employees are satisfactory.

AVAILABLE INFORMATION

     The Company's Internet address is www.per-se.com. On its Internet website, the Company makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with the SEC. The reference to the website address does not constitute incorporation by reference of the information contained on the website, which should not be considered part of this document. Additionally, materials that the Company files with the SEC may be read and copied at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20544, or by visiting the SEC's website at http://www.sec.gov. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

FORWARD-LOOKING STATEMENTS

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, including certain statements set forth under the captions "Recent Developments," "Description of Business by Industry Segment," "Healthcare Industry," "Regulation," "Employees," "Legal Proceedings," "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "Recent Accounting Pronouncements," "Overview of Critical Accounting Policies," "Other," "Results of Operations," "Liquidity and Capital Resources," "Interest Rate Sensitivity," "Exchange Rate Sensitivity," "Controls and Procedures," "Summary of Significant Accounting Policies," "Discontinued Operations," "Long-term Debt," and "Legal Matters," are "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include the Company's expectations with respect to meritorious defenses to the claims and other issues asserted in pending legal matters, industry growth segments, effect of industry and regulatory changes on the Company's customer base, the state of employee relations, use of estimates for revenue recognition, bad debt accruals in reserve for doubtful accounts receivable and other estimates used for accounting purposes, effect of adoption of recent accounting pronouncements, timing of arbitration, overall profitability, our ability to successfully integrate NDCHealth and capitalize on synergies associated with the acquisition, the availability of capital and other similar matters. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its expectations will be achieved and such statements speak only as of their dates. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include, but are not limited to, factors identified under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and those risk factors set forth below. The Company disclaims any responsibility to update any forward-looking statements.

     As discussed above in Item 1, on January 6, 2006, Per-Se completed its acquisition of NDCHealth. These risk factor disclosures include a number of risk factors relating to that acquisition.

  THE COMPANY'S BUSINESSES ARE HIGHLY COMPETITIVE, AND AN INABILITY TO SUCCESSFULLY COMPETE FOR BUSINESS COULD ADVERSELY AFFECT THE COMPANY.

     The physician receivables management outsourcing business is highly competitive. The Company competes with regional and local physician reimbursement organizations as well as physician groups that provide their own business management services in-house. Potential industry and market changes that could adversely affect the Company's ability to compete for receivables management outsourcing services include an increase in the number of local, regional or national competitors providing comparable services and new alliances between healthcare providers and third-party payers in which healthcare providers are employed by such third-party payers.

     The business of providing services and solutions to hospitals for both revenue cycle and resource management is also highly competitive. The Company competes with traditional electronic data interface companies, outsourcing companies and specialized software vendors with national, regional and local bases. Some competitors have longer operating histories and greater financial, technical and marketing resources than us. The Company's successful competition within this industry is dependent on industry and market changes.

     The business of providing value-added claims processing and pre- and post-editing services to retail pharmacies is highly competitive. The Company competes not only with independent providers of similar systems and services, but also with customers' and potential customers' internal resources that provide similar services. Successful competition within this industry is dependent on a number of industry and market conditions including functionality of products and services, price, quality and innovation. In addition, some of the Company's competitors may have greater access to capital and marketing and technological resources, and the Company cannot guarantee that it will be able to compete successfully with them.

  THE MARKETS FOR THE COMPANY'S SERVICES AND SOLUTIONS ARE CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY, EVOLVING INDUSTRY STANDARDS AND FREQUENT NEW PRODUCT INTRODUCTIONS AND AN INABILITY TO KEEP PACE COULD ADVERSELY AFFECT THE COMPANY.

     The markets for the Company's services and solutions are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to keep pace with changes in the healthcare industry may be dependent on a variety of factors, including the Company's ability to:

     - enhance existing products and services;

     - introduce new products and services quickly and cost effectively;

     - achieve market acceptance for new products and services; and

     - respond to emerging industry standards and other technological changes.

     Competitors may develop competitive products that could adversely affect the Company's operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing the Company's technology. The costs associated with refining, enhancing and developing these systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

  THE HEALTHCARE MARKETPLACE IS CHARACTERIZED BY CONSOLIDATION, WHICH MAY RESULT IN FEWER POTENTIAL CUSTOMERS FOR THE COMPANY'S SERVICES.

     In general, consolidation initiatives in the healthcare marketplace may result in fewer potential customers for the Company's services. Some of these types of initiatives include employer initiatives such as creating group purchasing cooperatives ("GPOs"); provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts; and integration among hospitals and physicians into comprehensive delivery systems. Consolidation of management and billing services through integrated delivery systems may result in a decrease in demand for the Company's business management outsourcing services for particular physician practices. In addition, consolidation among the Company's customers may result in such customers having greater leverage, which could adversely affect the price the Company is able to charge for the Company's products.

  THE HEALTHCARE INDUSTRY IS HIGHLY REGULATED, WHICH MAY INCREASE THE COMPANY'S COSTS OF OPERATION OR HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESSES.

     The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act of 1997 and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect the Company's businesses. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

     Medical billing and collection activities are governed by numerous federal and state civil and criminal laws. Federal and state regulators use these laws to investigate healthcare providers and companies that provide billing and collection services, or that provide consulting services in connection with billing and collection activities. Such laws also could potentially be used to bring enforcement actions against companies like Per-Se that provide software and other services used by healthcare providers to support their billing and collection activities. In connection with these laws, the Company may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us, and the Company may be excluded from Medicare, Medicaid or other government-funded healthcare programs. In the past, Per-Se has been the subject of federal investigations relating to the Company's billing and collection activities, and the Company may become the subject of future false claims litigation or additional investigations. Any such proceeding or investigation could have a material adverse effect on the Company's businesses.

     The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for, or recommending the lease, purchase, order or arrangement for, any item, good, facility or service covered by these programs. The anti-kickback law is broad and may apply to some of the Company's activities and its relationships with customers or business partners. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. The Company carefully reviews its business practices in an effort to ensure that it complies with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied. Any determination by a state or federal regulatory agency that any of these practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of the Company's businesses.

     Numerous federal and state civil and criminal laws govern the collection, use, storage and disclosure of health information for the purpose of safeguarding the privacy and security of such information. Federal or state governments may impose penalties for noncompliance, both criminal and civil. Persons who believe their health information has been misused or disclosed improperly may bring claims against us or the Company's customers seeking monetary damages.

     Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), final rules have been published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. The Company has incurred and will continue to incur costs to comply with these rules. Although management believes that future compliance costs will not have a material impact on the Company's results of operations, compliance with these rules may prove to be more costly than anticipated. Failure to comply with such rules may have a material adverse effect on the Company's businesses and may subject us to civil and criminal penalties as well as loss of customers.

     Per-Se relies upon third parties to provide data elements to process electronic medical claims in a HIPAA-compliant format. While Per-Se believes it is fully and properly prepared to process electronic medical claims in a HIPAA-compliant format, there can be no assurance that third parties, including healthcare providers and payers, will likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA's standards. If payers reject electronic medical claims and such claims are processed manually rather than electronically, there could be a material adverse affect on the Company's businesses. The Company has made and expects to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA's impact may require us to make investments in new products or charge higher prices.

     Passage of HIPAA is part of a wider healthcare reform initiative. The Company expects that the debate on healthcare reform will continue. The Company also expects that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. We cannot predict whether the government will enact new legislation and regulations, and, if enacted, whether such new developments will affect the Company's businesses.

     Payment restrictions by governmental and private payers and the use of measures such as payment bundling, medical necessity edits, and post-payment audits may decrease revenue to the Company's provider clients and consequently, decrease revenue derived by the Company and increase the cost of services.

  THE TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE VOLATILE AND MAY NEGATIVELY AFFECT YOUR INVESTMENT.

     The trading price of Per-Se common stock may be volatile. The market for Per-Se common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, government regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company's control. Furthermore, the stock market in general and the market for software, healthcare business services and high technology companies in particular, has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's common stock, regardless of actual operating performance.

  PER-SE HAS SIGNIFICANTLY INCREASED ITS LONG-TERM DEBT AS A RESULT OF THE NDCHEALTH ACQUISITION, WHICH COULD LIMIT FUNDS AVAILABLE TO PER-SE TO FINANCE OTHER ACTIVITIES.

     Per-Se has increased its long-term debt from approximately $125 million to approximately $560 million. If unable to make the required debt payments, Per-Se could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The ability of Per-Se to make payments on its debt obligations will depend on the Company's future operating performance, which may be affected by conditions beyond the Company's control.

  THE AGREEMENTS GOVERNING PER-SE'S DEBT LIMIT THE COMPANY'S FINANCIAL AND OPERATING FLEXIBILITY.

     Per-Se's debt agreements contain restrictive covenants that limit its financial and operating flexibility. Those agreements contain restrictions regarding, among other things:

     - incurring additional indebtedness or guarantee obligations;

     - declaring or paying dividends and other distributions;

     - prepaying or modifying the terms of indebtedness;

     - creating liens;

     - making capital expenditures;

     - making investments or acquisitions;

     - entering into acquisitions or consolidations;

     - making sales of assets; and

     - engaging in transactions with affiliates.

     In addition, Per-Se is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense ratio.

     The covenants summarized above could place Per-Se at a disadvantage compared to some of its competitors, which may have fewer restrictive covenants and may not be required to operate under these restrictions.

  LOSS OF KEY MANAGEMENT COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The success of Per-Se is materially dependent upon its key managers and, in particular, upon the continued services of Philip M. Pead, who will continue to serve as Per-Se's Chairman, President and Chief Executive Officer. In addition, Per-Se does not carry key employee insurance on Mr. Pead or other members of management. The combined company's future business and financial results could be adversely affected if the services of Mr. Pead or other key managers cease to be available.

  PER-SE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THE BUSINESSES OF PER-SE AND NDCHEALTH AND MAY BE UNABLE TO REALIZE THE ANTICIPATED BENEFITS OF THE ACQUISITION.

     Per-Se is required to devote significant management attention and resources to integrating NDCHealth's business practices and operations with those of Per-Se. Potential difficulties that the Company may encounter in the integration process include the following:

     - the inability to achieve the cost savings and operating synergies anticipated in the acquisition, including a reduction in costs associated with the acquisition;

     - complexities associated with managing the geographic scope of the combined businesses, coupled with those of consolidating multiple physical locations where management may determine consolidation is desirable;

     - integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality customer service; and

     - potential unknown liabilities and increased costs associated with the acquisition.

     The process of integrating operations could cause a disruption of, or loss of momentum in, the activities of the combined business, the loss of key personnel and/or the loss of key or large customers. In addition, customer contracts of NDCHealth contain provisions that may permit the customer to terminate the contract upon consummation of the acquisition. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of the two companies' operations could have an adverse effect on business and financial results.

     The integration process may result in additional and unforeseen expenses, and the anticipated benefits of such integration plans may not be realized.

  IF PER-SE IS UNABLE TO MANAGE ITS GROWTH PROFITABLY, ITS BUSINESS AND FINANCIAL RESULTS COULD SUFFER.

     Over the past several years, each of Per-Se and NDCHealth has engaged in the identification of and competition for, growth and expansion opportunities. The company's future financial results depend in part on managing growth profitably. Management needs to maintain existing customers and attract new customers, recruit, train, retain and effectively manage employees as well as expand operations, customer support and financial control systems. If Per-Se is unable to manage its growth profitably, its business and financial results could suffer.

  AS PART OF THE ACQUISITION, PER-SE AND NDCHEALTH ENTERED INTO, AND ARE BOUND BY THE TERMS OF, LONG-TERM DATA SHARING AGREEMENTS WITH WOLTERS KLUWER THAT PLACE CERTAIN RESTRICTIONS ON THE COMPANY'S ABILITY TO SELL CERTAIN PRODUCTS TO THIRD PARTIES AND COMPETE IN CERTAIN MARKETS.

     In connection with the completion of the acquisition and the related sale of NDCHealth's information management business to Wolters Kluwer, Per-Se and NDCHealth entered into long-term data sharing agreements with Wolters Kluwer, pursuant to which Per-Se and NDCHealth will share with, and receive from Wolters Kluwer, certain specified information used in their respective businesses for the consideration specified in these agreements. Those agreements provide, among other things, that Per-Se and NDCHealth will sell certain information exclusively to Wolters Kluwer, and that neither Per-Se nor NDCHealth will compete with Wolters Kluwer with respect to certain uses of data purchased by, or sold by, Wolters Kluwer in specified markets for various time periods set forth in those agreements. In addition, the stock purchase agreement with Wolters Kluwer prohibits NDCHealth from competing with Wolters Kluwer in the provision of certain products and services to specified markets traditionally served by NDCHealth's information management business for five years from the closing of that transaction. These restrictions and limitations will limit the types of products and customers to whom the Company can market such products and could have a material and adverse impact on the Company's operating and financial results.

     Additionally, because the healthcare marketplace is rapidly changing, it is difficult to predict whether the data sharing agreements will be favorable to us over the full 20-year term of the agreements. In the event those agreements prove to be unfavorable to us, they could have a long-term negative impact on the Company's results of operations.

  THE COMPANY IS REGULARLY INVOLVED IN LITIGATION, WHICH MAY EXPOSE US TO SIGNIFICANT LIABILITIES.

     The Company is involved in litigation arising in the ordinary course of business, which may expose us to loss contingencies. These matters include, but are not limited to, claims brought by former customers with respect to the operation of the Company's businesses. The Company has also received written demands from customers and former customers that have not yet resulted in legal action.

     NDCHealth is a named defendant in certain other lawsuits, including a putative securities class-action lawsuit, captioned Garfield v. NDCHealth Corporation, et. al. The complaint in that action generally alleged, among other things, that members of a purported class of stockholders who purchased NDCHealth common stock between August 21, 2002, and August 9, 2004, were damaged as a result of (i) improper revenue recognition practices in NDCHealth's physician business unit; (ii) the failure to timely write-down NDCHealth's investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, NDCHealth's previously issued financial statements were materially false and misleading, thereby causing the price of NDCHealth's common stock to be inflated artificially. The second amended complaint asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder, and seeks unspecified monetary damages and other relief. A U.S. federal district court judge granted NDCHealth's motion to dismiss these claims on July 27, 2005. The plaintiffs have appealed this decision to the 11th Circuit Court of Appeals, and that appeal is pending.

     NDCHealth is also a defendant in a private securities lawsuit filed by MMI Investments, a former stockholder of NDCHealth. This lawsuit is generally based on the same allegations contained in the securities class-action lawsuit. NDCHealth filed motions to transfer the action to the same federal district court hearing the securities class-action lawsuit and to dismiss the action. Following oral argument, the motions were denied on September 28, and October 18, 2005, respectively.

     The Company may not be able to successfully resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, the Company's insurance coverage may not fully cover resulting losses. Although the Company maintains insurance coverage in amounts that the Company believes are sufficient, such coverage may prove to be inadequate or may become unavailable on acceptable terms, if at all. A successful claim brought against the Company that is uninsured or under-insured, could materially harm the Company's businesses, results of operations or financial condition.

  PER-SE AND NDCHEALTH ARE EACH THE SUBJECT OF SEPARATE SEC INVESTIGATIONS, THE RESOLUTION OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMBINED COMPANIES.

     On April 4, 2005, Per-Se announced that it had been notified by the SEC staff of the issuance of an order of investigation, which Per-Se believes relates to allegations of wrongdoing made by a former employee in 2003. These allegations were the subject of a prior investigation by the audit committee of Per-Se's board of directors and an outside accounting firm that resulted in the performance of extensive additional procedures. Per-Se has produced documents and provided testimony relating to these allegations to the SEC.

     On December 14, 2004, the SEC staff obtained a formal order of investigation relating to certain NDCHealth accounting matters. NDCHealth restated its financial statements for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, to correct errors relating to these accounting matters. NDCHealth produced documents relating to the restatement to the SEC, and the SEC took the testimony of a number of current and former employees in relation to its investigation.

     Responding to these investigations requires significant defense costs, attention and resources of management. Either or both companies could face civil or criminal penalties that could have a material adverse effect on the combined companies.

  PRIOR TO ITS ACQUISITION BY PER-SE, NDCHEALTH IDENTIFIED MATERIAL WEAKNESSES IN ITS INTERNAL CONTROL OVER FINANCIAL REPORTING. IF SUCH DEFICIENCIES PERSIST, THE COMBINED COMPANY MAY NOT BE ABLE TO ACCURATELY REPORT ITS FINANCIAL RESULTS AND MANAGEMENT OF PER-SE MAY NOT BE ABLE TO PROVIDE AN UNQUALIFIED REPORT ON THE EFFECTIVENESS OF THE COMBINED COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING.

     NDCHealth's former management and its independent registered public accounting firm identified three "material weaknesses" in its internal controls over financial reporting. As of May 27, 2005, NDCHealth's management concluded that NDCHealth's documentation and procedures relating to (1) the revenue recognition and billing processes, (2) the financial statement close process and
(3) NDCHealth's accounting for income taxes resulted in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

     These control deficiencies could result in a material misstatement to the financial statements related to NDCHealth and could adversely impact the accuracy and future timeliness of the combined company's financial reports filed pursuant to the Exchange Act. As a result, current and potential stockholders could lose confidence in the combined company's financial reporting, which could harm the trading price of the Company's common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2.  PROPERTIES

     The Company's principal executive office is leased and is located in Alpharetta, Georgia. The lease for that office expires in July 2014.

PHYSICIAN SOLUTIONS

     Physician Solutions' principal office is leased and is located in the Company's principal executive office. In addition to its principal office, Physician Solutions operates 62 business offices throughout the United States. One of the business offices is owned. All of the remaining facilities are leased with various expiration dates through March 2016.

HOSPITAL SOLUTIONS

     Hospital Solutions' principal office is leased and is located in the Company's principal executive office. In addition to its principal office, Hospital Solutions operates 9 offices in the United States. These facilities are leased with various expiration dates through September 2010.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this Item is included in Note 11 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on page F-22.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2005.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of March 10, 2006:

                                                                                    YEAR FIRST
NAME                                        AGE             POSITION              ELECTED OFFICER
----                                        ---             --------              ---------------
Philip M. Pead............................  53    Chairman, President and Chief     1999
                                                  Executive Officer
Chris E. Perkins..........................  43    Executive Vice President,         2001
                                                  Chief Operating Officer and
                                                  Interim Chief Financial
                                                  Officer
Patrick J. Leonard........................  40    President, Physician              2004
                                                  Solutions
G. Scott MacKenzie........................  42    President, Pharmacy Solutions     2006
David F. Mason............................  48    President, Hospital               2004
                                                  Solutions -- Revenue Cycle
                                                  Management
Karl E. Straub............................  48    Senior Vice President &           2006
                                                  General Manager, Hospital
                                                  Solutions -- Resource
                                                  Management
Philip J. Jordan..........................  58    Chief of Products Strategy        2003
Paul J. Quiner............................  46    Senior Vice President,            2001
                                                  General Counsel and Secretary

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

     Chris E. Perkins was named to the position of Chief Operating Officer of the Company in January 2006. He has served as Executive Vice President and Chief Financial Officer of the Company since February 2001, and will continue to serve as the Company's Chief Financial Officer until a successor to that position is named. From April 2000 to February 2001, Mr. Perkins served as Senior Vice President of Corporate Development. Prior to joining Per-Se in April 2000, Mr. Perkins held various executive management positions with AGCO Corporation. He was appointed as AGCO's Chief Financial Officer in January 1996, after serving as Vice President of Finance and Administration for the Europe, Africa and Middle East division, and in various roles within corporate development. In July 1998, Mr. Perkins was named Vice President of AGCO's parts division, a $500 million global business unit, for which he was responsible for all operations. Mr. Perkins also spent seven years in public accounting with Arthur Andersen LLP.

     Patrick J. Leonard has served as President, Physician Solutions, since January 2006. From March 2005 to January 2006, Mr. Leonard served as President, Specialty Service Operations for the Physician Services division. From April 2004 to March 2005, Mr. Leonard served as Senior Vice President, Specialty Services Operations for that division. From June 2002 to April 2004, Mr. Leonard served as the division's Senior Vice President, Radiology Operations, with responsibility for the entire operations of the Radiology specialty. From June 2000 to June 2002, Mr. Leonard was responsible for the division's Central Radiology operation. Prior to June 2000, Mr. Leonard held various operations and account management positions with Per-Se. Before joining Per-Se in 1994, Mr. Leonard was employed by Rockwell International as a consultant and spent four years in public accounting with Deloitte & Touche LLP.

     G. Scott MacKenzie has served as President, Pharmacy Solutions, since January 2006. From February 2005 to January 2006, he served as NDCHealth Corporation's Executive Vice President and General Manager of Pharmacy Systems and Services and ePrescribing. Prior to joining NDCHealth, he served for four years as Vice President and General Manager of Providing Care, a unit of Cerner Corporation. While at Cerner, he also held senior management positions in physician solutions and business development. Prior to joining Cerner, Mr. MacKenzie held executive positions at AT&T Outsourcing Solutions, a unit of AT&T Solutions; Commercial Processing Services, a unit of GE Capital Corp.; and several senior management positions at Electronic Data Systems Corp.

     David F. Mason has served as President, Hospital Solutions -- Revenue Cycle Management, since January 2006. From March 2005 to January 2006, Mr. Mason served as President, Academic and Multi-Specialty Operations for the Physician Services division. From February 2004 to March 2005, Mr. Mason served as Senior Vice President, Academic and Multi-Specialty Operations for that division. From October 2000 to February 2004, Mr. Mason served as the division's Senior Vice President, Account Management. In this position, Mr. Mason was responsible for client retention and cross-specialty initiatives. Prior to joining Per-Se in October 2000, Mr. Mason served as the Chief Executive Officer and Executive Director of Optimum Physician Services, a privately-held physician management company. Mr. Mason also held various practice management and administration positions with the Georgetown University Hospital and Georgia's Northside Hospital systems.

     Karl E. Straub was named Senior Vice President & General Manager, Hospital Solutions -- Resource Management, in January 2006, continuing responsibilities that he has had since 2005 for resource management tools delivered to hospitals and healthcare organizations, including the Company's patient and staff scheduling systems, ORSOS One-Call and ANSOS One-Staff. From 2001 to 2005, he served as Senior Vice President of Sales the Hospital Services division. Prior to joining Per-Se in 2001, he was vice president of national accounts for McKesson Information Solutions. From 1991 to 1999, he was sales and business director with SmithKline Beecham Clinical Laboratories.

     Philip J. Jordan has served as Chief of Products Strategy since January 2006. From August 2003 to January 2006, Mr. Jordan served as President of the Hospital Services division. Prior to joining Per-Se in August 2003, Mr. Jordan led Kelvick Ltd., an investment and management consulting company that he founded. Previously, he was Chief Executive Officer of SmartStream Technologies Ltd., a company specializing in "straight through processing" solutions for the banking industry. Mr. Jordan also has held positions at Geac Computers Ltd. overseeing its operations in Europe, Africa, Middle East and Latin America. He also has held various leadership positions with software and services companies that include Pilot Executive Software, TECS Ltd., and Comshare Computers Ltd.

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

YEAR ENDED DECEMBER 31, 2005                                   HIGH     LOW
----------------------------                                  ------   ------
First Quarter...............................................  $16.25   $14.15
Second Quarter..............................................   21.55    14.94
Third Quarter...............................................   23.55    17.97
Fourth Quarter..............................................   25.64    19.63

YEAR ENDED DECEMBER 31, 2004                                   HIGH     LOW
----------------------------                                  ------   ------
First Quarter...............................................  $18.26   $10.68
Second Quarter..............................................   14.90     8.10
Third Quarter...............................................   15.10    11.47
Fourth Quarter..............................................   16.35    12.89

     The last reported sales price of the Common Stock as reported on Nasdaq on March 8, 2006, was $23.65 per share. As of March 8, 2006, the Company's Common Stock was held by 6,322 stockholders of record.

     Per-Se has never paid cash dividends on its Common Stock. The Amended and Restated Credit Agreement entered into on January 6, 2006, and the Credit Agreement entered into on September 11, 2003, as amended, contain restrictions on the Company's ability to pay dividends (see Note 9 of Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for more information).

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for Per-Se for and as of each of the five fiscal years in the period ended December 31, 2005.

                                                          YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------
                                             2005       2004        2003        2002       2001
                                           --------   --------    --------    --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA
Revenue..................................  $372,718   $352,791    $335,169    $325,564   $305,822
Operating income.........................    40,102     28,934      36,508      29,888     10,957
Interest expense.........................     6,088      6,825      14,646      18,069     18,009
Interest income..........................    (1,655)      (525)       (297)       (471)    (1,121)
Loss on extinguishment of debt...........        --      5,896       6,255          --         --
Income tax (benefit) expense(1)..........    (1,286)   (28,101)         27         800        343
Income (loss) from continuing
  operations.............................    36,955     44,839      15,877      11,490     (6,274)
Net income (loss)(2).....................    37,369     48,158(3)   11,989       8,989     (6,109)(4)
Shares used in computing net income
  (loss) per common share -- basic.......    30,084     30,843      30,594      30,061     29,915
Shares used in computing net income
  (loss) per common share -- diluted.....    33,386     33,082      32,661      31,966     29,915
PER SHARE DATA
Income (loss) from continuing
  operations -- basic....................  $   1.23   $   1.45    $   0.52    $   0.38   $  (0.21)
Net income (loss) per common
  share -- basic.........................  $   1.24   $   1.56    $   0.39    $   0.30   $  (0.20)
Income (loss) from continuing
  operations -- diluted..................  $   1.11   $   1.36    $   0.49    $   0.36   $  (0.21)
Net income (loss) per common share --
  diluted................................  $   1.12   $   1.46    $   0.37    $   0.28   $  (0.20)

                                                           AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                            2005       2004       2003       2002       2001
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA
Working capital.........................  $ 61,968   $ 44,168   $ 20,313   $ 20,602   $ 22,519
Intangible assets.......................    60,145     53,333     52,336     55,494     61,929
Total assets............................   239,523    202,691    172,084    210,586    203,220
Total debt..............................   125,625    125,625    121,875    175,020    175,091
Stockholders' equity (deficit)(2).......    44,516     12,975    (17,612)   (37,972)   (49,901)

---------------

(1) Includes the release of $2.2 million and $28.1 million of the valuation allowance against the Company's deferred tax asset resulting in an income tax benefit that was recorded in the fourth quarters of 2005 and 2004, respectively.

(2) Reflects the results from discontinued operations of $0.4 million, $3.3 million, $(3.9) million, $(2.5) million and $0.2 million for 2005, 2004, 2003, 2002 and 2001, respectively.

(3) Reflects an expense of approximately $6.3 million related to the additional procedures performed in 2004, a gain of approximately $1.5 million on the settlement with Lloyd's of London and an expense of approximately $1.0 million related to the relocation of the Company's principal executive office.

(4) Reflects expenses of $3.4 million related to a process improvement project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements about events that have not yet occurred. All statements, trend analysis and other information contained below relating to markets, products and trends in revenue, as well as other statements including words such as "anticipates," "believes" or "expects" and statements in the future tense are forward-looking statements. These forward-looking statements are subject to business and economic risks, and actual events or the Company's actual future results could differ materially from those set forth in the forward-looking statements due to such risks and uncertainties. The Company disclaims any responsibility to update any forward-looking statement. Risks and uncertainties that may affect future results and performance include, but are not limited to, those discussed under the heading "Risk Factors" at pages 7 to 13 of this Annual Report on Form 10-K.

     On August 29, 2005, Per-Se and NDCHealth Corporation ("NDCHealth") announced that they had signed definitive agreements for the acquisition of NDCHealth, a leading provider of healthcare technology and information solutions. The transaction was completed on January 6, 2006. In the acquisition, Per-Se acquired the physician, hospital and retail pharmacy businesses of NDCHealth. The retail pharmacy business will be operated as a new division known as the Pharmacy Solutions division. Accordingly, the Company will serve the healthcare industry through three divisions, Physician Solutions, Hospital Solutions and Pharmacy Solutions, effective January 6, 2006. The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" addresses the Company's business as of December 31, 2005. Therefore, discussion related to the business acquired as part of the NDCHealth acquisition, which closed on January 6, 2006, is not included.

PERFORMANCE MEASUREMENTS IMPORTANT TO MANAGEMENT

     The Company's management is focused on profitable revenue growth. The Company's business model is designed such that revenue is generally recurring in nature and cash flow generation is relatively consistent. Management follows certain key metrics in monitoring its performance. Such key metrics include, but are not limited to:

     - net new business sold in the Physician Solutions division (defined by the Company as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period);

     - net backlog in the Physician Solutions division (defined by the Company as the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received);

     - transaction volume in the Hospital Solutions division;

     - new business sold in the Hospital Solutions division;

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Correction, ("SFAS No. 154"). SFAS No. 154 supersedes Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires the retroactive application of changes in accounting principles to prior periods' financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not believe SFAS No. 154 will have a significant impact on the Company.

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and amends SFAS No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The original effective date of SFAS No. 123(R) was for interim periods beginning after June 15, 2005.

     On April 14, 2005, the SEC announced the adoption of a rule that amends the compliance date for SFAS No. 123(R). SFAS No. 123(R) must be adopted by the Company no later than January 1, 2006. The Company adopted SFAS No. 123(R) on January 1, 2006 and elected the modified prospective method.

     For the years ended December 31, 2005, 2004, and 2003, the Company accounted for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall cash flow or financial position. The impact of adoption of SFAS No. 123(R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 1 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

REVENUE RECOGNITION

     The Company's revenue is derived from services and products delivered to the healthcare industry through its two operating divisions:

          Physician Solutions provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides outsourced revenue cycle management services that are targeted at hospital-affiliated and academic physician practices. Fees for these services are primarily based on a percentage of net collections on the Company's clients' accounts receivable. The division recognizes revenue and bills its customers when the customers receive payment on those accounts receivable. Contracts are typically multi-year in length and require no payment from the customer upon contract signing. Since this is an outsourced service delivered on the Company's proprietary technology, there are no license or maintenance fees to be paid by the physician group customers. The division also recognized approximately 3%, 4% and 5% of its revenue (or 2%, 3% and 3% of total Company revenue), on a monthly service fee and per-transaction basis from the physician practice management ("PPM") product line, for the years ended December 31, 2005, 2004, and 2003, respectively. An unbilled receivable is recorded when revenue is earned, but the customer has not been invoiced due to the terms of the contract. The Physician Solutions division does not rely, to any material extent, on estimates in the recognition of revenue. Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB No. 104").

          Hospital Solutions provides Connective Healthcare solutions that improve revenue cycle and resource management for hospitals.

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

          The division relies on estimates of work to be completed to determine the amount of revenue to be recognized on each contract using the percentage-of-completion method. Because estimates of the extent of completion that differ from actual results could affect revenue, the division periodically reviews the estimated hours to complete major projects and compares these estimates to budgeted hours to support the revenue recognized on that project. Approximately 7%, 8% and 9% of the division's revenue (or 2%, 2% and 2% of total Company revenue) was determined using the percentage-of-completion method of accounting for the years ended December 31, 2005, 2004, and 2003, respectively.

          When the division receives payment prior to shipment or fulfillment of its significant obligations, the Company records such payments as deferred revenue and recognizes them as revenue upon shipment or fulfillment of significant vendor obligations. An unbilled receivable is recorded when the division recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. Additionally, an unbilled receivable is recorded when revenue is earned, but the customer has not been invoiced due to the terms of the contract. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. For software maintenance, the division defers billed maintenance and recognizes revenue ratably over the term of the maintenance agreement, which is typically one year. Revenue recognized on the percentage-of-completion basis is done so in accordance with AICPA Statement of Position ("SOP") 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenue recognized upon software shipment is done so in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2").

          For arrangements that include one or more elements, or multiple-element arrangements, to be delivered at a future date, revenue is recognized in accordance with SOP 97-2 as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2, as amended, requires the Company to allocate revenue to each element in a multiple-element arrangement based on the element's respective vendor-specific objective evidence, or VSOE, of fair value. Where VSOE does not exist for all delivered elements (typically software license fees) revenue from multiple-element arrangements is recognized using the residual method. Under the residual method, if VSOE of the fair value of the undelivered elements exists, the Company defers revenue recognition of the fair value of the undelivered elements. The remaining portion of the arrangement fee is then recognized either by using the percentage-of-completion method if significant production, modification or customization is required or upon delivery, assuming all other conditions for revenue recognition have been satisfied. VSOE of fair value of maintenance services is based upon the amount charged for maintenance when purchased separately, which is the renewal rate. Maintenance services are typically stated separately in an arrangement. VSOE of fair value of professional services (i.e. implementation, consulting services and training classes not essential to the functionality of the software) is based upon the price charged when professional services are sold separately and is based on an hourly rate or per training class fee.

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

          Goodwill -- Goodwill represents the excess of the cost of businesses acquired and the value of their workforce in the Physician Solutions division in 1995 and the Hospital Solutions division from 1995 to 2005, over the fair market value of their identifiable net assets. As a result of the Company's reorganization in July 2003, the Company transferred the estimated fair value of the goodwill associated with the PPM assets to the Physician Solutions division from the Hospital Solutions division. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company no longer amortizes goodwill but reviews it annually for impairment.

          Trademarks -- Trademarks represent the value of the trademarks acquired in the Hospital Solutions division from 2000 to 2005. The Company expects the trademarks to contribute to cash flows indefinitely and therefore deems the trademarks to have indefinite useful lives. In accordance with SFAS No. 142, the Company no longer amortizes trademarks but reviews them annually for impairment.

          SFAS No. 142 requires companies with goodwill and other indefinite lived intangible assets to complete a periodic review and impairment test of its goodwill and other indefinite lived intangible assets. The Company performed its periodic review of its goodwill and other indefinite lived intangible assets for impairment as of December 31, 2005, and did not identify an asset impairment as a result of the review. The Company's periodic review of its goodwill and other indefinite lived intangible assets was based upon a discounted future cash flow analysis that included revenue and cost estimates, market growth rates and appropriate discount rates. The Company will continue to test its goodwill and other indefinite lived intangible assets annually for impairment as of December 31 or sooner if indicators of impairment exist.

          Client Lists -- Client lists represent the value of clients acquired in the Physician Solutions division from 1992 to 1996 and the Hospital Solutions division from 1995 to 2005. The Company amortizes client lists using the straight-line method over their estimated useful lives, which range from five to ten years.

          Developed Technology -- Developed technology represents the value of the systems acquired in the Hospital Solutions division from 2000 to 2005. The Company amortizes these intangible assets using the straight-line method over their estimated useful lives of five years.

          Software Development Costs -- Software development includes costs incurred in the development or the enhancement of software in the Physician Solutions and Hospital Solutions divisions for resale or internal use.

          Software development costs related to external use software are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities required to meet a product's design specifications are complete. The Company amortizes external use software development costs over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or straight-line method over the estimated economic lives of the assets, which are generally three to five years. The Company monitors the net realizable value of all capitalized external use software development costs to ensure that it can recover the investment through future sales.

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

GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. Certain of the Company's sales agreements contain infringement indemnity provisions that are covered by FIN No. 45. Under these sales agreements, the Company agrees to defend and indemnify a customer in connection with infringement claims made by third parties with respect to the customer's authorized use of the Company's products and services. The indemnity obligations contained in sales agreements generally have no specified expiration date and generally limit the award to the amount of fees paid. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. Also, the Company maintains membership in a group captive insurance company for its workers compensation insurance. The member companies agree to jointly insure the group's liability risks up to a certain threshold. As a member, the Company guarantees to pay an assessment, if an assessment becomes due, as a result of insured losses by its members. This guarantee will never exceed a percentage of the Company's loss funds (an amount that is based on the Company's insured five-year loss history). The Company issues a letter of credit to the group captive insurance company as security for potential assessments and to meet any surplus needs. At December 31, 2005, and 2004, the Company had outstanding letters of credit to the group captive insurance company amounting to approximately $1.8 million and $1.5 million, respectively. As a result, the Company's estimated fair value of the infringement indemnity provision obligations and the captive insurance guarantee is nominal.

OTHER

     Additionally, the Company does not have:

     -- Material exposure to foreign exchange fluctuations

     -- Any derivative financial instruments

     -- Any material off-balance sheet arrangements other than its operating leases disclosed in Notes 9 and 10 of Notes to Financial Statements in
        Item 8. Financial Statements and Supplementary Data and certain vendor financing arrangements in the ordinary course of business or

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

     The Company's business is focused on the U.S. healthcare industry, specifically on the administrative functions of healthcare providers. The healthcare industry is generally not impacted by wider trends in the U.S. economy. The Company's revenue may be impacted by payer reimbursement rates for physicians, but typically the mix of rate increases or decreases for the different physician specialties the Company supports results in a typically nominal impact on the Physician Solutions division as well as consolidated results, as was the case during 2005. The Hospital Solutions division may be impacted by the overall hospital-spending environment, but as revenue for the division's services and products are generated primarily by either transaction-based fees or supported by the maintenance fees from its substantial installed base, versus software license and implementation fees, division or consolidated results are not typically materially impacted.

     Consolidated revenue and operating income for the year ended December 31, 2005, increased as compared to the same period of 2004. Consolidated operating margins increased from 8.2% in 2004 to 10.8% in 2005 due to an improvement in operating performance that was partially offset by an approximate $1.0 million expense in 2005 related to the conclusion of binding arbitration of a claim of breach of contract arising from an acquisition completed in 2000. In addition, several atypical items contributed to increased operating expenses in 2004 that did not occur during 2005. In particular, the Company incurred expenses of approximately $6.3 million in 2004 related to the additional procedures as part of the year-end 2003 audit. The Company also incurred approximately $1.9 million of expenses related to the initiative to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act, compared to $1.4 million in 2005, as well as approximately $1.0 million in expenses associated with the relocation of the Company's corporate office in July 2004. All three of these items were classified in the Corporate segment. Margins were also negatively impacted in 2004 by the deferral and delay of revenue in the Physician Solutions division. Specifically, the division deferred approximately $0.8 million in revenue related to a large contract for which the division has performance targets as well as the delay of approximately $1.5 million in revenue related to a technical problem in transmitting electronic claims to payers. The $0.8 million in revenue was deferred and all expenses related to the contract were recorded during 2004. The $1.5 million in revenue was delayed during the fourth quarter of 2004, and was recognized during the first quarter of 2005. All expenses related to generating the claims were recorded in the fourth quarter of 2004. Partially offsetting these negative items was a gain of $1.5 million that the Company recognized in the third quarter of 2004 in conjunction with a settlement with its former insurance underwriters, Lloyd's of London, which was recorded in the Corporate segment.

     The Company has improved its capital structure, evidenced by decreased interest expense. Interest expense in 2005 decreased by $0.7 million, or 11%, compared to 2004, and interest expense in 2004 decreased approximately $7.8 million, or 53%, compared to 2003. Both reductions were due to decreases in the Company's effective interest rate. These reductions resulted from the debt refinancing undertaken in September 2003 combined with another refinancing in June 2004, which further lowered the Company's interest rate to a fixed 3.25%. The Company incurred expenses of approximately $6.3 million related to the September 2003 refinancing and approximately $5.9 million related to the June 2004 refinancing. The Company believes these refinancings, which improved its borrowing rate, earnings and cash flow generation, were important steps in effectively managing its capital structure.

     In addition, the business continued to generate positive cash flow from continuing operations in 2005. Cash flow from continuing operations in 2005 was relatively flat at $48.8 million as compared to 2004. However, 2004 included several atypical items that increased cash flow, as mentioned previously. Cash flow from continuing operations was $48.9 million for the year ended December 31, 2004, which was an increase of approximately 72% over the Company's performance in 2003.

RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

  YEARS ENDED DECEMBER 31, 2005 AND 2004

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Physician Solutions.........................................   $274,576     $260,473
Hospital Solutions..........................................    112,282      105,923
Eliminations................................................    (14,140)     (13,605)
                                                               --------     --------
                                                               $372,718     $352,791
                                                               ========     ========

     Revenue for the Physician Solutions division increased approximately 5% in 2005 compared to 2004. Pricing for the division's services and products was stable compared to the prior year period. The revenue increase in the physician outsource business is due to the implementation of the record levels of net new business sold during 2004 and 2005. Approximately $1.5 million of the $14.1 million revenue increase in 2005 related to revenue that was delayed from the quarter ended December 31, 2004, due to a technical problem in the claims clearinghouse. Net new business sold during 2005 was a record $25 million compared to the record level of net new business sold in 2004 of $19 million. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Net backlog at December 31, 2005, was approximately $12 million, compared to the net backlog of approximately $5 million at December 31, 2004. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Solutions division increased approximately 6% in 2005 compared to 2004. Pricing for the division's services and products was stable compared to the prior year period. Revenue growth in the division is due to the implementation of new business sold during 2004 and 2005. Additionally, 2004 revenue included previously unbilled maintenance revenue that was not included in 2005 for certain customers that the Company recognized upon receipt of payment. Medical transaction volume increased approximately 14% for the period over the same period of 2004. Revenue growth does not necessarily correlate directly to transaction volume due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     The Hospital Solutions division revenue includes intersegment revenue for services provided to the Physician Solutions division, which is shown as Eliminations to reconcile to total consolidated revenue.

     Segment Operating Income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Physician Solutions.........................................   $ 31,345     $ 27,566
Hospital Solutions..........................................     24,367       23,323
Corporate...................................................    (15,610)     (21,955)
                                                               --------     --------
                                                               $ 40,102     $ 28,934
                                                               ========     ========

     Physicians Solutions' segment operating income increased 14% in 2005 over 2004, resulting in an operating margin of approximately 11.4% versus approximately 10.6% in the prior year. Margin expansion in the current year period is the result of revenue growth as well as the recognition of approximately $1.5 million of revenue in 2005 that was delayed from the quarter ended December 31, 2004, due to a technical problem in the claims clearinghouse. Operating margins in 2004 were also negatively impacted by the deferral of approximately $0.8 million in revenue related to a large Physician Solutions contract. While the division was unable to recognize the revenue related to the revenue delay and the revenue deferral, all related expenses were recorded during 2004. Margins in the current year were negatively impacted by results for the division's PPM solution, which represents approximately 3% of the division's total revenue in 2005. The Company completed the conversion of its PPM customers to a new system platform in 2005. The Company incurred costs during 2005 to support both the legacy platform and the new platform, resulting in negative margins for this business.

     Hospital Solutions' segment operating income increased approximately 4% in 2005 over 2004, and operating margins were approximately 21.7% versus approximately 22.0% in the prior year. The current year includes approximately $1.6 million of costs associated with the Company's physician claims clearinghouse enhancement. Also, operating margins in the prior year period were higher due to the previously unbilled maintenance revenue that was being recognized upon receipt of payment.

     The Company's corporate overhead expenses, which include certain executive and administrative functions, decreased approximately $6.3 million, or approximately 29% in 2005 over 2004. Expenses in 2005 were negatively impacted by an approximate $1.0 million related to the conclusion of binding arbitration of a claim of breach of contract arising from an acquisition completed in 2000. In 2004, Corporate overhead expenses included approximately $6.3 million of expenses related to the additional procedures performed in 2004, approximately $1.9 million of professional services expense related to the Company's initiative to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act as compared to $1.4 in 2005, a gain of approximately $1.5 million on the settlement with Lloyd's of London and an expense of approximately $1.0 million related to the relocation of the Company's principal executive office (refer to Note 2 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-14 to F-15 for more information).

     Interest. In June 2004, the Company refinanced its debt and reduced its interest rate by issuing $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024. This resulted in the reduction of interest expense of approximately $1.0 million in 2005 as compared to 2004 (refer to Note 9 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-20 to F-22 for more information). Interest expense was approximately $6.1 million for the year ended December 31, 2005, as compared to approximately $6.8 million for the same period in 2004.

     Other Expenses. On March 10, 2006, the Company concluded binding arbitration for a claim of breach of contract arising from an acquisition completed in 2000. The binding arbitration resulted in an award to be paid by Per-Se of approximately $1.3 million, including interest of $0.3 million. The Company included the award in Other Expenses and the interest in Interest Expense in the Company's 2005 Consolidated Statement of Income. In Note 18, the costs associated with the award are classified in the Corporate segment.

     Income Taxes. Income tax (benefit) expense, which is related to federal, state, local and foreign income taxes, was a benefit of approximately ($1.3) million and a benefit of $(28.1) during the years ended December 31, 2005, and 2004, respectively.

     As of December 31, 2005, and 2004, the Company reassessed the recoverability of its deferred tax asset. Based on its analysis, the Company determined a partial valuation allowance of $125.3 and $137.4 million was required as of December 31, 2005, and 2004, respectively. Realization of the net deferred tax asset is dependent upon the Company generating sufficient taxable income prior to the expiration of the federal and state net operating loss carryforwards. The Company determined during 2005 and 2004 that it was more likely than not that a portion of the deferred tax asset would be realized during the foreseeable future; therefore, the valuation allowance was adjusted accordingly. The Company recognized a non-cash tax benefit of approximately $2.2 million and $28.1 million during 2005 and 2004, respectively, as a result of the valuation allowance adjustment. At December 31, 2005, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $375.4 million. The NOLs will expire at various dates between 2006 and 2024 (refer to Note 15 of Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data on pages F-27 to F-29 for more information regarding NOL expiration dates and respective amounts).

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell its Patient1 clinical product line ("Patient1") to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. The Company entered into binding arbitration with Misys regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million. In December 2005, the Company determined that payment was not required on a Patient1 tax liability that was not included in the sale to Misys. Therefore, the approximately $0.4 million liability was reversed and recognized as income in the Company's Consolidated Statements of Income.

     In September 2003, the Company initiated a process to sell its Business1 patient accounting product line ("Business1"). On February 2, 2004, the Company announced the sale of Business1, effective January 31, 2004, to a privately held company for $0.6 million. No cash consideration was received at closing and the Company has not recognized proceeds on the sale. The Company does not anticipate receiving payment for the sale of Business1, however, the sale improved the Company's profitability and cash flow.

  YEARS ENDED DECEMBER 31, 2004 AND 2003

     Revenue. Revenue classified by the Company's reportable segments ("divisions") is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Physician Solutions.........................................   $260,473     $251,251
Hospital Solutions..........................................    105,923       97,240
Eliminations................................................    (13,605)     (13,322)
                                                               --------     --------
                                                               $352,791     $335,169
                                                               ========     ========

     Revenue for the Physician Solutions division increased approximately 4% in 2004 compared to 2003. The revenue increase is due to the implementation of net new business sold during the first six months of 2004 as well as prior periods. Pricing for the division's services during 2004 was consistent with the prior year.

     For the year ended December 31, 2004, the Company deferred approximately $0.8 million in revenue related to a large contract signed in 2004. The revenue deferral was required because the interim measurement periods specified in the contract do not coincide with the Company's quarterly reporting periods. As a result, a portion of the fees the Company received under this contract were subject to an interim performance target for a fiscal quarter ending after December 31, 2004, and consequently, were not considered fixed and determinable for revenue recognition purposes at the end of the year. All expenses incurred by the Company related to the contract for the year ended December 31, 2004, were recorded during 2004.

     During December 2004, the Company experienced a technical problem in its physician claims clearinghouse that resulted in a delay in transmitting electronic claims to payers for its Physician Solutions division. The delay in transmitting claims adversely impacted the timing of reimbursement from payers, and reduced revenue recognized by the Physician Solutions division during the quarter ended December 31, 2004, by approximately $1.5 million. The Company recognized this revenue during the first quarter of 2005.

     The division had a positive net backlog of approximately $5 million as of December 31, 2004, compared to a negative net backlog of approximately $2 million at December 31, 2003. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

     Revenue for the Hospital Solutions division increased approximately 9% in 2004 compared to 2003. Pricing for the division's products and services in 2004 was consistent with the prior year. Revenue growth in the division was positively impacted by an increase in resource management revenue of approximately 8%, which was equally attributable to the implementation of new business sold as well as previously unbilled maintenance for certain resource management software customers for which revenue was recognized upon receipt of payment. Revenue growth was also positively impacted by an increase in revenue cycle management revenue of approximately 9%. This growth is evidenced by the medical transaction volume increase of approximately 14% for the period over 2003. The increase in revenue for revenue cycle management services and the medical transaction volume increase primarily resulted from new business sold during the second quarter of 2004. Transaction volume growth and revenue growth can differ due to the mix of services and products sold by the division. The Company believes transaction volume is a useful indicator of future revenue growth as business is implemented into the division's recurring revenue model.

     The Hospital Solutions division revenue includes intersegment revenue for services provided to the Physician Solutions division, which is shown as Eliminations to reconcile to total consolidated revenue.

     Segment Operating Income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company's divisions, is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Physician Solutions.........................................   $ 27,566     $ 29,356
Hospital Solutions..........................................     23,323       22,569
Corporate...................................................    (21,955)     (15,417)
                                                               --------     --------
                                                               $ 28,934     $ 36,508
                                                               ========     ========

     Physicians Solutions' segment operating income decreased 6% in 2004 over 2003, resulting in an operating margin of approximately 10.6% in 2004 versus approximately 11.7% in 2003. Margins for 2004 were negatively impacted by costs associated with the implementation of approximately $16 million of net new business sold during the first nine months of 2004, compared to net new business sold of $5 million in the first nine months of 2003. Because the division recognizes revenue on a percentage of cash collections, costs are typically incurred in the first three months of implementing a contract before revenue is recognized. The operating margin for 2004 was negatively impacted by the deferral of approximately $0.8 million of revenue, as well as the delay of approximately $1.5 million of revenue, as previously mentioned, as all related expenses were recorded during 2004.

     Hospital Solutions' segment operating income increased approximately 3% in 2004 over 2003, and operating margins were approximately 22.0% in 2004 versus approximately 23.2% in 2003. The operating margin decline can be attributed to a large print and mail customer contract, signed in the second quarter of 2004, which was profitable for 2004 but below the normal profitability level for print and mail contracts, which negatively impacted margins by approximately 1.4% in 2004. As part of the transaction in signing the customer, the Company acquired substantially all of the production assets and personnel of the customer's hospital and physician patient statement and paper claims print and mail business. The division consolidated this operation into its existing print and mail facility located in Lawrenceville, Georgia during the first half of 2005, which improved margins for this contract. The operating margin decline was partially offset by unbilled maintenance revenue for certain resource management software customers that was recognized upon receipt of payment, which positively impacted margins by 1.2% in 2004.

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

     In 2003, the Company permanently retired $50 million of its then outstanding debt of $175 million. The Company refinanced the remaining balance of $125 million at substantially lower interest rates through the issuance of term loan debt. Subsequently, in June 2004, the Company refinanced its debt and further reduced its interest rate by issuing $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024. These actions resulted in the reduction of interest expense of approximately $7.8 million in 2004 as compared to 2003 (refer to Note 9 of Notes to Financial Statements in
Item 8. Financial Statements and Supplementary Data on pages F-20 to F-22 for more information).

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

     During the year ended December 31, 2003, the Company incurred a write-off of approximately $1.6 million of deferred debt issuance costs associated with the retirement of its then outstanding debt and incurred expenses associated with the retirement of approximately $4.7 million.

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

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable, operating lease for that office space in February 2004 which will expire in July 2014. While the new landlord assumed the payments for the lease of the Company's former corporate office, the Company recorded an expense of approximately $1.0 million upon its exit of the former office facility. The expense has been reflected in the Company's Corporate segment. In the Consolidated Statement of Income, the expense is included in other expenses.

     During the year ended December 31, 2003, the Hospital Solutions and Corporate divisions incurred approximately $0.5 million and $0.3 million, respectively, of restructuring expenses related to the July 2003 realignment of the Company into the Physician Solutions and Hospital Solutions divisions following the Patient1 divestiture.

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

     Discontinued Operations. In June 2003, the Company announced that it agreed to sell Patient1 to Misys for $30 million in cash. Patient1 was the Company's only clinical product line and its sale allowed the Company to better focus on improving reimbursement and administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003. The Company recognized a gain on the sale of Patient1 of approximately $10.4 million, subject to closing adjustments, in 2003. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company entered into binding arbitration with Misys regarding the final closing adjustments and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million.

     In September 2003, the Company initiated a process to sell Business1. As with the sale of Patient1, the discontinuance of Business1 allowed the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value less costs to sell and incurred an $8.5 million expense. On February 2, 2004, the Company announced the sale of Business1, effective January 31, 2004, to a privately held company for $0.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table is a summary of the Company's cash balances and cash flows from continuing operations for the years ended December 31, 2005, and 2004 (in thousands):

                                                                2005       2004
                                                              --------   --------
Unrestricted cash and cash equivalents at December 31.......  $ 61,161   $ 42,422
Cash provided by continuing operations......................  $ 48,773   $ 48,924
Cash used for investing activities from continuing
  operations................................................  $(23,657)  $(10,581)
Cash used for financing activities from continuing
  operations................................................  $ (6,377)  $(20,758)

     Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

     Restricted cash at December 31, 2005, and December 31, 2004, of approximately $20,000 and $51,000, respectively, represents amounts collected on behalf of certain Physician Solutions and Hospital Solutions clients, a portion of which is held in trust until it is remitted to such clients.

     During 2005, the Company generated approximately $48.8 million in cash from continuing operations which includes cash generated from normal operations offset by interest payments of approximately $4.5 million.

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

     During 2005, cash used for investing activities from continuing operations was approximately $23.7 million consisting primarily of approximately $14.2 million for capital expenditures and investment in software development costs, approximately $5.7 million of cash used for current and prior year acquisitions and $3.8 million in transaction costs related to the acquisition of NDCHealth. During the latter part of 2004, the Company initiated a project to enhance substantially its physician claims clearinghouse functionality. During 2005, the Company invested approximately $1.9 million for capital expenditures and capitalized software development costs related to this project.

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

     During 2005, the Company used approximately $6.4 million in cash for financing activities which included approximately $15.4 million used for the repurchase of the Company's Common Stock which was partially offset by proceeds from the exercise of stock options of approximately $9.2 million.

     On March 9, 2005, the Company announced that the Board authorized the repurchase of up to one million shares of the Company's outstanding Common Stock. Under the share repurchase program, the Company was able to repurchase shares from time to time at management's discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. All shares repurchased were placed into treasury to be used for general corporate purposes.

During 2005, the Company repurchased one million shares of its outstanding Common Stock at a cost of approximately $15.4 million.

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

     On January 6, 2006, Per-Se acquired Atlanta, GA-based NDCHealth. The acquisition included the physician, hospital and retail pharmacy businesses, for total consideration of approximately $665 million. As part of the transaction, Wolters Kluwer Health, Inc., wholly owned by Wolters Kluwer NV, based in Amsterdam, the Netherlands, purchased the pharmaceutical information management business from NDCHealth for $382 million in cash. The transaction resulted in consideration to NDCHealth's shareholders of $19.50 per share, with $14.05 paid in cash and $5.45 paid in Per-Se stock. As of December 31, 2005, the Company had incurred approximately $3.8 million of transaction costs that are included in other long-term assets in the Company's Consolidated Balance Sheet.

     In connection with the acquisition, the Company also secured financing in the form of a new senior credit facility consisting of a $435 million Term Loan B and a $50 million revolving credit facility ("Senior Credit Facility"). The Term Loan B bears interest at a rate of LIBOR plus 2.25% or Base Rate, as defined by the Senior Credit Facility, plus 1.25% and matures in seven years. The revolving credit facility has an interest rate that varies between LIBOR plus 1.50% and LIBOR plus 2.50% or between Base Rate plus 0.5% and Base Rate plus 1.50%, based on performance, and matures in five years. The Company has incurred no borrowings under the revolving credit facility. All outstanding debt of NDCHealth was retired in connection with the closing of the transaction.

     During 2004, the Company reached a settlement with Lloyd's. In the settlement, Lloyd's agreed to pay the Company $20 million in cash by July 9, 2004. Lloyd's also agreed to defend, settle or otherwise resolve at their expense the two remaining pending claims covered under the errors and omissions ("E&O") policies issued to the Company by Lloyd's. In exchange, the Company provided Lloyd's with a full release of all E&O and directors and officers and company reimbursement ("D&O") policies. The California Superior Court retained jurisdiction to enforce any aspect of the settlement agreement.

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

     During the course of litigation the Company funded the legal costs and any litigation settlements related to E&O claims covered by the Lloyd's E&O policies. These items negatively impacted the Company's cash flow for the year ended December 31, 2004, by approximately $5.7 million, which consisted of approximately $2.1 million related to the cost of pursuing the litigation against Lloyd's and approximately $3.6 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies. The negative impact of these items on the Company's cash flow for the year ended December 31, 2003, was approximately $7.4 million, which consisted of approximately $2.1 million related to insurance premium increases for new insurance coverage and the cost of pursuing the litigation against Lloyd's and approximately $5.3 million related to the funding of legal costs and litigation settlements covered by the Lloyd's E&O policies.

     The Company is subject to claims, litigation and official billing inquiries arising in the ordinary course of its business. These matters include pending lawsuits involving claims that are not required to be separately described in this report. The Company believes that it has meritorious defenses to the claims and other issues asserted in such matters; however, there can be no assurance that such matters or any future legal matters will not have an adverse effect on the Company. Amounts of awards or losses, if any, in pending legal matters have not been reflected in the financial statements unless probable and reasonably estimable.

     The Company has not experienced material changes in the underlying components of cash generated by operating activities from continuing operations. The Company believes that existing cash and the cash provided by operations will provide sufficient capital to fund its working capital requirements, contractual obligations, investing and financing needs.

CONTRACTUAL OBLIGATIONS

     The following table sets forth the Company's contractual obligations as of December 31, 2005:

                                            PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2005
                                  ------------------------------------------------------------------
                                             LESS THAN                                     MORE THAN
                                   TOTAL      1 YEAR      1 - 3 YEARS      3 - 5 YEARS      5 YEARS
                                  --------   ---------   --------------   --------------   ---------
                                                            (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
  Long-term debt................  $125,000    $    --       $    --          $    --       $125,000
  Operating lease obligations...    59,216     12,028        17,764           13,002         16,422
  Capital lease obligations.....       625        135           281              209             --
  Purchase obligations
     Capital expenditure
       obligations..............     1,791      1,791            --               --             --
     Other purchase
       obligations..............       874        874            --               --             --
  Other long-term liabilities
     reflected on the Company's
     Balance Sheet under GAAP:
     Restructuring reserves and
       other(1).................       807        232           366              198             11
     Software maintenance
       agreements...............       551        275           276               --             --
                                  --------    -------       -------          -------       --------
Total...........................  $188,864    $15,335       $18,687          $13,409       $141,433
                                  ========    =======       =======          =======       ========

---------------

(1) The amounts reflected under restructuring reserves and other are amounts reserved for estimated lease termination costs associated with the Company's Physician Solutions division's 1995 restructuring. For more information, see "Note 5 -- Restructuring Expenses" in the Company's Notes to Consolidated Financial Statements.

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

     The Company has the option of entering into loans based on LIBOR or on Base Rates under the Revolving Credit Facility and Term Loan B. As such, the Company could experience fluctuations in interest rates under the Revolving Credit Facility and Term Loan B.

     In connection with the acquisition of NDCHealth on January 6, 2006, the Company secured financing in the form of a new senior credit facility consisting of a $435 million Term Loan B and a $50 million revolving credit facility. Also on January 6, 2006, the Company entered into a four-year interest rate swap agreement, in order to hedge against potential interest rate fluctuations resulting from the variable interest rate under the terms of the new senior credit facility. Pursuant to the terms of the interest rate swap, the Company is obligated to periodically pay an amount based on a fixed interest rate, and the Company will receive an amount based on a variable rate. The variable rate is based on the three-month LIBOR rate available at the time. By entering into the interest rate swap, the Company has effectively fixed the maximum interest rate that the Company will pay on a portion of the $435 million outstanding under the Credit Facility at 4.76% per annum plus the applicable spread, which is 225 basis points. The amount of the Credit Facility that is covered by the swap is $125 million in years one and two, decreasing to $100 million in year three and $75 million in year four. The interest rate swap will terminate on December 31, 2009, unless sooner terminated pursuant to its terms.

     The floating rate debt outstanding under the Term Loan B which is not subject to the above referenced interest rate swap agreement subjects the Company to risk resulting from changes in short-term interest rates. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to the Company's floating rate debt at January 6, 2006 would be approximately $3.1 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 31, 2005. The Company's Chief Executive Officer and the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported accurately. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.

     In connection with efforts to comply with Section 404(a) of the Sarbanes-Oxley Act in 2006, the Company will continue to enhance its internal control structure, as necessary, on an ongoing basis.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management of the Company has concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included herein, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROLS

     There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers that is contained in Part I of this Report pursuant to General Instruction G of this Form 10-K, is included in the sections entitled "Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Certain Information Regarding Executive Officers," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included in the sections entitled "Director and Executive Officer Common Stock Ownership" "Principal Stockholders" and "Equity Compensation Plan Information" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the sections entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is included in the section entitled "Selection of Independent Auditors" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006, and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

     (a) 1. Financial Statements

        Report of Independent Registered Public Accounting Firm;

        Consolidated Balance Sheets -- as of December 31, 2005 and 2004;

          Consolidated Statements of Income -- years ended December 31, 2005, 2004 and 2003;

          Consolidated Statements of Cash Flows -- years ended December 31, 2005, 2004 and 2003;

          Consolidated Statements of Stockholders' Equity (Deficit) -- years ended December 31, 2005, 2004 and 2003; and

          Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules

       Included in Part IV of the report:

          Schedule II -- Valuation and Qualifying Accounts -- years ended December 31, 2005, 2004 and 2003;

          Schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required.

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

  EXHIBIT
   NUMBER                                     DOCUMENT
  -------                                     --------
        2.1   --    Agreement and Plan of Merger, dated as of August 26, 2005, among Registrant, Royal Merger Co. and NDCHealth Corporation
                    (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 30, 2005) (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a copy of any of these
                    materials to the Securities and Exchange Commission upon
                    request).
        2.2   --    Stock Purchase Agreement, dated as of August 26, 2005, among
                    Wolters Kluwer Health, Inc., NDC Health Information Services
                    (Arizona) Inc., and NDCHealth Corporation (incorporated
                    herein by reference to Exhibit 2.1 to NDCHealth
                    Corporation's Current Report on Form 8-K filed on August 29,
                    2005) (schedules and similar attachments to this exhibit
                    have not been filed; Registrant agrees to furnish
                    supplementally a copy of any of these materials to the
                    Securities and Exchange Commission upon request).
        3.1   --    Restated Certificate of Incorporation of Registrant
                    (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999
                    Form 10-K")).
        3.2   --    Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2005).
        4.1   --    Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1999 Form 10-K).
        4.2   --    Form of Option Agreement relating to Registrant's Amended
                    and Restated Non-Employee Director Stock Option Plan
                    (incorporated by reference to Appendix B to Definitive Proxy
                    Statement dated April 1, 2003, relating to Registrant's 2003
                    Annual Meeting of Stockholders).
        4.3   --    Form of Option Agreement relating to Registrant's Second
                    Amended and Restated Non-Qualified Stock Option Plan
                    (incorporated by reference to Exhibit 4.2 to the 1999 Form
                    10-K).
        4.4   --    Form of Option Agreement relating to Registrant's
                    Non-Qualified Stock Option Plan for Non-Executive Employees
                    (incorporated by reference to Exhibit 4.6 to the 1999 Form
                    10-K).
        4.5   --    Form of Option Agreement relating to Registrant's
                    Non-Qualified Stock Option Plan for Employees of Acquired
                    Companies (incorporated by reference to Exhibit 4.4 to
                    Registration Statement on Form S-3, File No. 33-71552).
        4.6   --    Rights Agreement dated as of February 11, 1999, between
                    Registrant and American Stock Transfer & Trust Company
                    (including form of rights certificates) (incorporated by
                    reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).

  EXHIBIT
   NUMBER                                     DOCUMENT
  -------                                     --------
        4.7   --    First Amendment to Rights Agreement dated as of February 11,
                    1999, between Registrant and American Stock Transfer & Trust
                    Company, entered into as of May 4, 2000 (incorporated by
                    reference to Exhibit 4.4 to Quarterly Report of Form 10-Q
                    for the quarter ended March 31, 2000).
        4.8   --    Second Amendment to Rights Agreement dated as of February
                    11, 1999, between Registrant and American Stock Transfer &
                    Trust Company, entered into as of December 6, 2001, to be
                    effective as of March 6, 2002 (incorporated by reference to
                    Exhibit 4.12 to Annual Report on Form 10-K for the year
                    ended December 31, 2001 (the "2001 Form 10-K")).
        4.9   --    Third Amendment to Rights Agreement dated as of February 11,
                    1999, between Registrant and American Stock Transfer & Trust
                    Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K")).
        4.10  --    Fourth Amendment to Rights Agreement dated as of February
                    11, 1999, between Registrant and American Stock Transfer &
                    Trust Company, entered into as of February 18, 2005
                    (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
        4.11  --    Fifth Amendment to Rights Agreement dated as of February 11,
                    1999, between Registrant and American Stock Transfer & Trust
                    Company, entered into as of August 26, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 26, 2005).
        4.12  --    Indenture dated as of June 30, 2004, between Registrant and
                    U.S. Bank National Association, as Trustee, relating to
                    Registrant's 3.25% Convertible Subordinated Debentures Due
                    2024 (incorporated by reference to Exhibit 4.5 to Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2004).
       10.1   --    Amended and Restated Credit Agreement, dated as of January
                    6, 2006, among Registrant, certain domestic subsidiaries of
                    Registrant, Bank of America, N.A., Wachovia Bank, National
                    Association, and the other lenders party thereto
                    (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 12, 2006).
       10.2   --    Amended and Restated Per-Se Technologies, Inc. Non-Employee
                    Director Stock Option Plan (incorporated by reference to
                    Appendix B to Definitive Proxy Statement dated April 1,
                    2003, relating to Registrant's 2003 Annual Meeting of
                    Stockholders).
       10.3   --    Second Amended and Restated Per-Se Technologies, Inc.
                    Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K).
       10.4   --    First Amendment to Second Amended and Restated Per-Se
                    Technologies, Inc. Non-Qualified Stock Option Plan
                    (incorporated by reference to Exhibit 10.45 to the 1999 Form
                    10-K).
       10.5   --    Registrant's Non-Qualified Stock Option Plan for
                    Non-Executive Employees (incorporated by reference to
                    Exhibit 10.23 to Annual Report on Form 10-K for the year
                    ended December 31, 1996 (the "1996 Form 10-K")).
       10.6   --    First Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
       10.7   --    Second Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).
       10.8   --    Third Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to the 1997 Form 10-K).
       10.9   --    Fourth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).
       10.10  --    Fifth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.28 to the 1997 Form 10-K).
       10.11  --    Sixth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).
       10.12  --    Seventh Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K).

  EXHIBIT
   NUMBER                                     DOCUMENT
  -------                                     --------
       10.13  --    Eighth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).
       10.14  --    Ninth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2002).
       10.15  --    Tenth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Non-Executive Employees (incorporated by reference to Exhibit 10.31 to the 2002 Form 10-K).
       10.16  --    Registrant's Non-Qualified Stock Option Plan for Employees
                    of Acquired Companies (incorporated by reference to Exhibit
                    99.1 to Registration Statement on Form S-8, File No.
                    33-67752).
       10.17  --    First Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 99 to Registration Statement on Form
                    S-8, File No. 33-71556).
       10.18  --    Second Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 99 to Registration Statement on Form
                    S-8, File No. 33-88442).
       10.19  --    Third Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1995).
       10.20  --    Fourth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 99.2 to Registration Statement on Form
                    S-8, File No. 333-3213).
       10.21  --    Fifth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 99.1 to Registration Statement on Form
                    S-8, File No. 333-07627).
       10.22  --    Sixth Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.21 to the 1996 Form 10-K).
       10.23  --    Seventh Amendment to Registrant's Non-Qualified Stock Option
                    Plan for Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.23 to the 1998 Form 10-K).
       10.24  --    Eighth Amendment to Registrant's Non-Qualified Stock Option
                    Plan For Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.12 to the 1999 Form 10-K).
       10.25  --    Ninth Amendment to Registrant's Non-Qualified Stock Option
                    Plan For Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.12 to the 2000 Form 10-K).
       10.26  --    Tenth Amendment to Registrant's Non-Qualified Stock Option
                    Plan For Employees of Acquired Companies (incorporated by
                    reference to Exhibit 10.1 to Quarterly Report of Form 10-Q for the quarter ended June 30, 2002).
       10.27  --    Per-Se Technologies, Inc. Employees' Retirement Savings Plan
                    (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 23, 2005).
       10.28  --    First Amendment to the Per-Se Technologies, Inc. Employees'
                    Retirement Savings Plan (incorporated by reference to
                    Exhibit 10.1 to Current Report on Form 8-K filed on October
                    27, 2005).
       10.29  --    Second Amendment to the Per-Se Technologies, Inc. Employees'
                    Retirement Savings Plan (incorporated by reference to
                    Exhibit 10.1 to Current Report on Form 8-K filed on December
                    19, 2005).
       10.30  --    Retirement Savings Trust (incorporated by reference to
                    Exhibit 10.10 to Registration Statement on Form S-1, File
                    No. 33-42216).
       10.31  --    Registrant's Deferred Compensation Plan (incorporated by
                    reference to Exhibit 99 to Registration Statement on Form
                    S-8, Registration No. 33-90874).
       10.32  --    First Amendment to Registrant's Deferred Compensation Plan
                    (incorporated by reference to Exhibit 10.2 to Quarterly
                    Report on Form 10-Q for the quarter ended September 30,
                    1997).

  EXHIBIT
   NUMBER                                     DOCUMENT
  -------                                     --------
       10.33  --    Second Amendment to Registrant's Deferred Compensation Plan
                    (incorporated by reference to Exhibit 10.3 to Quarterly
                    Report on Form 10-Q for the quarter ended September 30,
                    1997).
       10.34  --    Third Amendment to Registrant's Deferred Compensation Plan
                    (incorporated by reference to Exhibit 10.76 to the 1997 Form
                    10-K).
       10.35  --    Fourth Amendment to Registrant's Deferred Compensation Plan
                    (incorporated by reference to Exhibit 10.32 to the 1999 Form
                    10-K).
       10.36  --    Fifth Amendment to Registrant's Deferred Compensation Plan
                    (incorporated by reference to Exhibit 10.36 to the 2000 Form
                    10-K).
       10.37  --    Per-Se Technologies, Inc. Executive Deferred Compensation
                    Plan effective as of January 1, 2002 (incorporated by
                    reference to Exhibit 10.40 to the 2001 Form 10-K).
       10.38  --    Per-Se Technologies, Inc. Non-Qualified Deferred
                    Compensation Plan Trust Agreement dated as of February 12,
                    2002, between Registrant and Merrill Lynch Trust Company,
                    FSB (incorporated by reference to Exhibit 10.1 to Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 2002).
       10.39  --    Written description of Registrant's Non-Employee Director
                    Compensation Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2003).
       10.40  --    Per-Se Technologies, Inc. Deferred Stock Unit Plan
                    (incorporated by reference to Exhibit 10.44 to the 2001 Form
                    10-K).
       10.41  --    First Amendment to Per-Se Technologies, Inc. Deferred Stock
                    Unit Plan (incorporated by reference to Exhibit 10.3 to
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2002).
       10.42  --    Per-Se Technologies, Inc. Deferred Stock Unit Plan Trust
                    Agreement dated as of May 1, 2002, between Registrant and
                    Merrill Lynch Trust Company, FSB (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 2002).
       10.43  --    Per-Se Technologies, Inc. 2005 Senior Executive Incentive
                    Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 23, 2005).
       10.44  --    Per-Se Technologies, Inc. 2005 Senior Management Incentive
                    Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 23, 2005).
       10.45  --    Employment Agreement dated November 19, 1996, between
                    Registrant and David E. McDowell (incorporated by reference to Exhibit 10.49 to the 1996 Form 10-K).
       10.46  --    Amendment Number 1 to Employment Agreement between
                    Registrant and David E. McDowell, dated October 20, 1999
                    (incorporated by reference to Exhibit 10.37 to the 1999 Form
                    10-K).
       10.47  --    Amendment Number 2 to Employment Agreement between
                    Registrant and David E. McDowell, dated December 14, 2005
                    (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 19, 2005).
       10.48  --    Employment Agreement dated as of November 13, 2000, between
                    Registrant and Philip M. Pead (incorporated by reference to
                    Exhibit 10.42 to the 2000 Form 10-K).
       10.49  --    Amendment No. 1 to Employment Agreement between Registrant and Philip M. Pead, dated May 8, 2003 (incorporated by
                    reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
       10.50  --    Employment Agreement dated April 14, 2000, between
                    Registrant and Chris E. Perkins (incorporated by reference to Exhibit 10.43 to the 2000 Form 10-K).
       10.51  --    Amendment Number 1 to Employment Agreement between
                    Registrant and Chris E. Perkins, dated as of February 7,
                    2001 (incorporated by reference to Exhibit 10.44 to the 2000
                    Form 10-K).
       10.52  --    Employment Agreement dated July 1, 2003, between Registrant and Philip J. Jordan (incorporated by reference to Exhibit
                    10.3 to Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2003).
       10.53  --    Employment Agreement dated as of May 31, 2001, between
                    Registrant and Paul J. Quiner (incorporated by reference to
                    Exhibit 10.57 to Annual Report on Form 10-K for the year
                    ended December 31, 2003).

  EXHIBIT
   NUMBER                                     DOCUMENT
  -------                                     --------
       10.54  --    Employment Agreement dated as of February 9, 2005, as
                    amended effective as of December 29, 2005, between G. Scott
                    MacKenzie and NDCHealth Corporation.
       10.55  --    Data Supply and Services Agreement, dated as of January 6,
                    2006, among NDC Health Information Services (Arizona) Inc.,
                    NDCHealth Corporation and Registrant (incorporated by
                    reference to Exhibit 10.2 to Current Report on Form 8-K
                    filed on January 12, 2006).
       10.56  --    Retail Informatics Data and Services Agreement, dated as of
                    January 6, 2006, between NDC Health Information Services
                    (Arizona) Inc. and NDCHealth Corporation (incorporated by
                    reference to Exhibit 10.3 to Current Report on Form 8-K
                    filed on January 12, 2006).
       10.57  --    Per-Se Technologies, Inc. 2006 Senior Management Incentive
                    Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 7, 2006).
       21     --    Subsidiaries of Registrant.
       23     --    Consent of Ernst & Young LLP.
       31.1   --    Certification of Chief Executive Officer pursuant to
                    Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2   --    Certification of Chief Financial Officer pursuant to
                    Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1   --    Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2   --    Certification of Chief Financial Officer pursuant to 18
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

                                          PER-SE TECHNOLOGIES, INC.
                                           (Registrant)

                                          By:     /s/ CHRIS E. PERKINS
                                            ------------------------------------
                                                      Chris E. Perkins
                                              Executive Vice President, Chief
                                                   Operating Officer and
                                              Interim Chief Financial Officer

                                                  /s/ RICHARD A. FLYNT
                                            ------------------------------------
                                                      Richard A. Flynt
                                            Senior Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)

Date: March 15, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                   March 15, 2006                                    /s/ PHILIP M. PEAD
                                                               ------------------------------
                                                                       Philip M. Pead
                                                        Chairman, President, Chief Executive Officer
                                                                        and Director




                   March 15, 2006                                   /s/ CHRIS E. PERKINS
                                                               ------------------------------
                                                                      Chris E. Perkins
                                                          Executive Vice President, Chief Operating
                                                                         Officer and
                                                               Interim Chief Financial Officer




                   March 15, 2006                                   /s/ RICHARD A. FLYNT
                                                               ------------------------------
                                                                      Richard A. Flynt
                                                             Senior Vice President and Corporate
                                                                         Controller
                                                               (Principal Accounting Officer)




                   March 15, 2006                                   /s/ JOHN W. CLAY, JR.
                                                               ------------------------------
                                                                      John W. Clay, Jr.
                                                                          Director




                   March 15, 2006                                 /s/ JOHN W. DANAHER, M.D.
                                                               ------------------------------
                                                                    John W. Danaher, M.D.
                                                                          Director




                   March 15, 2006                                     /s/ CRAIG MACNAB
                                                               ------------------------------
                                                                        Craig Macnab
                                                                          Director




                   March 15, 2006                                   /s/ DAVID E. MCDOWELL
                                                               ------------------------------
                                                                      David E. McDowell
                                                                          Director




                   March 15, 2006                                 /s/ C. CHRISTOPHER TROWER
                                                               ------------------------------
                                                                    C. Christopher Trower
                                                                          Director




                   March 15, 2006                                   /s/ JEFFREY W. UBBEN
                                                               ------------------------------
                                                                      Jeffrey W. Ubben
                                                                          Director

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Per-Se Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Per-Se Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Per-Se Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Per-Se Technologies, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion thereon.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
March 13, 2006

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Per-Se Technologies, Inc.

     We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Per-Se Technologies, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that Per-Se Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Per-Se Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Per-Se Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 13, 2006, expressed an unqualified opinion thereon.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
March 13, 2006

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2005          2004
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PAR
                                                                     VALUE DATA)
Current Assets:
  Cash and cash equivalents.................................   $  61,161     $  42,422
  Restricted cash...........................................          20            51
                                                               ---------     ---------
          Total cash and cash equivalents...................      61,181        42,473
  Accounts receivable, billed (less allowances of $3,035 and
     $3,229, respectively)..................................      54,135        49,105
  Accounts receivable, unbilled (less allowances of $313 and
     $371, respectively)....................................         262           302
  Deferred income taxes -- current, net.....................       4,056         3,264
  Prepaid expenses..........................................       3,004         2,823
  Other.....................................................       3,535         4,906
                                                               ---------     ---------
          Total current assets..............................     126,173       102,873
Property and equipment, net of accumulated depreciation.....      16,843        15,512
Goodwill....................................................      38,199        32,549
Other intangible assets, net of accumulated amortization....      21,946        20,784
Deferred income taxes, net..................................      26,238        24,851
Other.......................................................      10,124         6,122
                                                               ---------     ---------
          Total assets......................................   $ 239,523     $ 202,691
                                                               =========     =========
Current Liabilities:
  Accounts payable..........................................   $   5,982     $   5,290
  Accrued compensation......................................      15,265        14,562
  Accrued expenses..........................................      17,002        14,628
  Current portion of long-term debt and capital lease
     obligations............................................         135            98
  Deferred revenue..........................................      25,821        24,127
                                                               ---------     ---------
          Total current liabilities.........................      64,205        58,705
Long-term debt and capital lease obligations................     125,490       125,527
Other obligations...........................................       5,312         5,484
                                                               ---------     ---------
          Total liabilities.................................     195,007       189,716
                                                               ---------     ---------
Commitments and contingencies (Notes 10 and 11)
Stockholders' Equity:
  Preferred stock, no par value, 20,000 shares authorized;
     none issued............................................          --            --
  Common stock, voting, $0.01 par value, 200,000 shares
     authorized, 33,511 and 32,324 shares issued and 30,523
     and 30,336 shares outstanding as of December 31, 2005,
     and December 31, 2004, respectively....................         335           323
  Common stock, non-voting, $0.01 par value, 600 shares
     authorized; none issued................................          --            --
  Paid-in capital...........................................     804,875       795,263
  Accumulated deficit.......................................    (719,759)     (757,128)
  Treasury stock at cost, 2,988 and 1,988 shares as of
     December 31, 2005, and December 31, 2004,
     respectively...........................................     (41,817)      (26,510)
  Deferred stock unit plan obligation.......................       1,429         1,511
  Accumulated other comprehensive loss......................        (547)         (484)
                                                               ---------     ---------
          Total stockholders' equity........................      44,516        12,975
                                                               ---------     ---------
          Total liabilities and stockholders' equity........   $ 239,523     $ 202,691
                                                               =========     =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2005          2004          2003
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.....................................................   $372,718      $352,791      $335,169
Operating expenses:
  Cost of services..........................................    248,372       232,661       217,895
  Selling, general and administrative.......................     83,226        85,351        79,936
  Other expenses............................................      1,018         5,845           830
                                                               --------      --------      --------
Operating income............................................     40,102        28,934        36,508
Interest expense............................................      6,088         6,825        14,646
Interest income.............................................     (1,655)         (525)         (297)
Loss on extinguishment of debt..............................         --         5,896         6,255
                                                               --------      --------      --------
  Income before income taxes................................     35,669        16,738        15,904
Income tax (benefit) expense................................     (1,286)      (28,101)           27
                                                               --------      --------      --------
  Income from continuing operations.........................     36,955        44,839        15,877
                                                               --------      --------      --------
Discontinued operations (see Note 4)
  Loss from discontinued operations, net of
     tax -- Patient1........................................         --           (18)       (1,316)
  Gain on sale of Patient1, net of tax......................        434         3,784        10,417
  Loss from discontinued operations, net of
     tax -- Business1.......................................         --          (303)       (3,589)
  Loss on sale of Business1, net of tax.....................         --          (130)       (8,528)
  Loss from discontinued operations, net of tax -- Other....        (20)          (14)         (872)
                                                               --------      --------      --------
                                                                    414         3,319        (3,888)
                                                               --------      --------      --------
          Net income........................................   $ 37,369      $ 48,158      $ 11,989
                                                               ========      ========      ========
Net income per common share-basic:
  Income from continuing operations.........................   $   1.23      $   1.45      $   0.52
  Loss from discontinued operations, net of
     tax -- Patient1........................................         --            --         (0.04)
  Gain on sale of Patient1, net of tax......................       0.01          0.12          0.34
  Loss from discontinued operations, net of
     tax -- Business1.......................................         --         (0.01)        (0.12)
  Loss on sale of Business1, net of tax.....................         --            --         (0.28)
  Loss from discontinued operations, net of tax -- Other....         --            --         (0.03)
                                                               --------      --------      --------
          Net income per common share-basic.................   $   1.24      $   1.56      $   0.39
                                                               ========      ========      ========
Weighted average shares used in computing basic income per
  common share..............................................     30,084        30,843        30,594
                                                               ========      ========      ========
Net income per common share-diluted:
  Income from continuing operations.........................   $   1.11      $   1.36      $   0.49
  Loss from discontinued operations, net of
     tax -- Patient1........................................         --            --         (0.04)
  Gain on sale of Patient1, net of tax......................       0.01          0.11          0.32
  Loss from discontinued operations, net of
     tax -- Business1.......................................         --         (0.01)        (0.11)
  Loss on sale of Business1, net of tax.....................         --            --         (0.26)
  Loss from discontinued operations, net of tax -- Other....         --            --         (0.03)
                                                               --------      --------      --------
          Net income per common share-diluted...............   $   1.12      $   1.46      $   0.37
                                                               ========      ========      ========
Weighted average shares used in computing diluted income per
  common share..............................................     33,386        33,082        32,661
                                                               ========      ========      ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2005       2004        2003
                                                             --------   ---------   ---------
                                                                      (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income...............................................  $ 37,369   $  48,158   $  11,989
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................    14,959      15,456      16,509
     Loss from discontinued operations.....................        20         465      14,305
     Gain on sale of Patient1..............................      (434)     (3,784)    (10,417)
     Amortization of deferred financing costs..............     1,336       1,275       1,269
     Loss on extinguishment of debt........................        --       5,896       6,255
     Changes in assets and liabilities, excluding effects
       of acquisitions and divestitures:
       Restricted cash.....................................        --          --       4,162
       Accounts receivable, billed.........................    (3,344)     (1,303)     (4,370)
       Accounts receivable, unbilled.......................        40         275         129
       Accounts payable....................................       506      (1,315)      3,062
       Accrued compensation................................       783      (3,502)     (1,639)
       Accrued expenses....................................    (1,854)     (1,158)     (7,177)
       Deferred tax asset..................................    (2,179)    (28,115)         --
       Deferred revenue....................................     1,694       3,793       1,962
       Other, net..........................................      (123)     12,783      (7,568)
                                                             --------   ---------   ---------
       Net cash provided by continuing operations..........    48,773      48,924      28,471
       Net cash used for discontinued operations...........        --        (434)    (10,419)
                                                             --------   ---------   ---------
          Net cash provided by operating activities........    48,773      48,490      18,052
                                                             --------   ---------   ---------
Cash Flows From Investing Activities:
  Purchases of property and equipment......................    (8,108)     (6,337)     (6,367)
  Software development costs...............................    (6,121)     (6,681)     (3,976)
  Net proceeds from sale of Patient1 and Business1, net of
     tax...................................................        --       3,654      27,925
  Acquisition, net of cash acquired........................    (5,405)     (1,141)         --
  Capitalized acquisition costs............................    (3,763)         --          --
  Other....................................................      (260)        (76)        (55)
                                                             --------   ---------   ---------
          Net cash (used for) provided by continuing
            operations.....................................   (23,657)    (10,581)     17,527
          Net cash used for discontinued operations........        --          --      (2,288)
                                                             --------   ---------   ---------
          Net cash (used for) provided by investing
            activities.....................................   (23,657)    (10,581)     15,239
                                                             --------   ---------   ---------
Cash Flows From Financing Activities:
  Proceeds from borrowings.................................        --     125,000     125,000
  Treasury stock purchase..................................   (15,404)    (24,999)         --
  Proceeds from the exercise of stock options..............     9,219       7,398       7,969
  Debt issuance costs......................................        --      (6,378)     (9,797)
  Payments of debt.........................................       (76)   (121,875)   (178,145)
  Other....................................................      (116)         96         205
                                                             --------   ---------   ---------
          Net cash used for financing activities...........    (6,377)    (20,758)    (54,768)
                                                             --------   ---------   ---------
Cash and Cash Equivalents:
  Net change...............................................    18,739      17,151     (21,477)
  Balance at beginning of period...........................    42,422      25,271      46,748
                                                             --------   ---------   ---------
  Balance at end of period.................................  $ 61,161   $  42,422   $  25,271
                                                             ========   =========   =========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                            DEFERRED     ACCUMULATED
                                                                                             STOCK          OTHER
                          COMMON   COMMON   PAID-IN               ACCUMULATED   TREASURY   UNIT PLAN    COMPREHENSIVE
                          SHARES   STOCK    CAPITAL    WARRANTS     DEFICIT      STOCK     OBLIGATION   (LOSS)/INCOME
                          ------   ------   --------   --------   -----------   --------   ----------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2002..................  30,163    $302    $778,021   $ 1,495     $(817,275)   $ (1,045)    $1,045         $(515)
Net income..............     --       --          --        --        11,989          --         --            --
Foreign currency
  translation
  adjustment............     --       --          --        --            --          --         --            84
TOTAL COMPREHENSIVE
  INCOME................
Exercise of stock
  options...............  1,159       11       7,958        --            --          --         --            --
Tax effect of exercise
  of stock options......     --       --         318        --            --          --         --            --
Deferred stock unit plan
  activity..............     --       --          --        --            --        (258)       258            --
                          ------    ----    --------   -------     ---------    --------     ------         -----
BALANCE AT DECEMBER 31,
  2003..................  31,322     313     786,297     1,495      (805,286)     (1,303)     1,303          (431)
Net income..............     --       --          --        --        48,158          --         --            --
Foreign currency
  translation
  adjustment............     --       --          --        --            --          --         --           (53)
TOTAL COMPREHENSIVE
  INCOME................
Exercise of stock
  options...............  1,002       10       7,388        --            --          --         --            --
Tax effect of exercise
  of stock options......     --       --          68        --            --          --         --            --
Treasury stock
  purchase..............     --       --          --        --            --     (24,999)        --            --
Expiration of
  warrants..............     --       --       1,495    (1,495)           --          --         --            --
Other...................     --       --          15        --            --          --         --            --
Deferred stock unit plan
  activity..............     --       --          --        --            --        (208)       208            --
                          ------    ----    --------   -------     ---------    --------     ------         -----
BALANCE AT DECEMBER 31,
  2004..................  32,324     323     795,263        --      (757,128)    (26,510)     1,511          (484)
Net income..............     --       --          --        --        37,369          --         --            --
Foreign currency
  translation
  adjustment............     --       --          --        --            --          --         --           (63)
TOTAL COMPREHENSIVE
  INCOME................
Exercise of stock
  options...............  1,187       12       9,207        --            --          --         --            --
Tax effect of exercise
  of stock options......     --       --         405        --            --          --         --            --
Treasury stock
  purchase..............     --       --          --        --            --     (15,404)        --            --
Other...................     --       --                    --            --          15         --            --
Deferred stock unit plan
  activity..............     --       --          --        --            --          82        (82)           --
                          ------    ----    --------   -------     ---------    --------     ------         -----
BALANCE AT DECEMBER 31,
  2005..................  33,511    $335    $804,875   $    --     $(719,759)   $(41,817)    $1,429         $(547)
                          ======    ====    ========   =======     =========    ========     ======         =====


                               TOTAL
                           STOCKHOLDERS'
                          EQUITY (DEFICIT)
                          ----------------
                           (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2002..................      $(37,972)
Net income..............        11,989
Foreign currency
  translation
  adjustment............            84
                              --------
TOTAL COMPREHENSIVE
  INCOME................        12,073
Exercise of stock
  options...............         7,969
Tax effect of exercise
  of stock options......           318
Deferred stock unit plan
  activity..............            --
                              --------
BALANCE AT DECEMBER 31,
  2003..................       (17,612)
Net income..............        48,158
Foreign currency
  translation
  adjustment............           (53)
                              --------
TOTAL COMPREHENSIVE
  INCOME................        48,105
Exercise of stock
  options...............         7,398
Tax effect of exercise
  of stock options......            68
Treasury stock
  purchase..............       (24,999)
Expiration of
  warrants..............            --
Other...................            15
Deferred stock unit plan
  activity..............            --
                              --------
BALANCE AT DECEMBER 31,
  2004..................        12,975
Net income..............        37,369
Foreign currency
  translation
  adjustment............           (63)
                              --------
TOTAL COMPREHENSIVE
  INCOME................        37,306
Exercise of stock
  options...............         9,219
Tax effect of exercise
  of stock options......           405
Treasury stock
  purchase..............       (15,404)
Other...................            15
Deferred stock unit plan
  activity..............            --
                              --------
BALANCE AT DECEMBER 31,
  2005..................      $ 44,516
                              ========

                See notes to consolidated financial statements.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of Per-Se Technologies, Inc. and its subsidiaries ("Per-Se" or the "Company"). All intersegment accounts have been eliminated. The Hospital Solutions division's revenue includes intersegment revenue for services provided to the Physician Solutions division, which has been eliminated in total consolidated revenue. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

     The consolidated financial statements of the Company have been presented to reflect the operations of the Hospital Solutions division's Patient1 clinical product line ("Patient1") and Business1-PFM patient accounting product line ("Business1") as discontinued operations. Patient1 was sold on July 28, 2003, and Business1 was sold effective January 31, 2004. Additionally, the activity related to the Medaphis Services Corporation ("MSC") and Impact Innovations Group ("Impact") businesses, which were sold in 1998 and 1999, respectively, are also reflected as discontinued operations for all periods presented. For more information about the Company's discontinued operations, refer to "Note
4 -- Discontinued Operations and Divestitures" in the Company's Notes to Consolidated Financial Statements.

     Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Correction, ("SFAS No. 154"). SFAS No. 154 supersedes Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires the retroactive application of changes in accounting principles to prior periods' financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not believe SFAS No. 154 will have a significant impact on the Company.

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and amends SFAS No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The original effective date of SFAS No. 123(R) was for interim periods beginning after June 15, 2005.

     On April 14, 2005, the SEC announced the adoption of a rule that amends the compliance date for SFAS No. 123(R). SFAS No. 123(R) must be adopted by the Company no later than January 1, 2006. The Company adopted SFAS No. 123(R) on January 1, 2006, and elected the modified prospective method.

     For the years ended December 31, 2005, 2004, and 2003, the Company accounted for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall cash flow. The impact of adoption of SFAS No. 123(R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described on page F-12.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

          Revenue Recognition. The Company derives revenue from services and products delivered to the healthcare industry through its two operating divisions:

          Physician Solutions provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides outsourced revenue cycle management services that are targeted at hospital-affiliated and academic physician practices. Fees for these services are primarily based on a percentage of net collections on the Company's clients' accounts receivable. The division recognizes revenue and bills its customers when the customers receive payment on those accounts receivable. Contracts are typically multi-year in length and require no payment from the customer upon contract signing. Since this is an outsourced service delivered on the Company's proprietary technology, there are no license or maintenance fees to be paid by the physician group customers. The division also recognized approximately 3%, 4% and 5% of its revenue, (or 2%, 3% and 3% of total company revenue), on a monthly service fee and per-transaction basis from the MedAxxis product line, an application service provider ("ASP") physician practice management system, for the years ended December 31, 2005, 2004 and 2003, respectively. The Physician Solutions division does not rely, to any material extent, on estimates in the recognition of this revenue. Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB No. 104").

          Hospital Solutions provides Connective Healthcare solutions that improve revenue cycle and resource management for hospitals.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

          Resource management solutions include staff and patient scheduling software that enable hospitals to efficiently manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The resource management software is sold as a one-time license fee plus implementation services and an annual maintenance fee. Contracts are typically structured to require a portion of the license fee and implementation services to be paid periodically throughout the installation process, including a portion due upon signing. For software contracts that require the division to make significant production, modification or customization changes, the division recognizes revenue for the license fee and implementation services using the percentage-of-completion method over the implementation period. The Hospital Solutions division relies on estimates of work to be completed to determine the amount of revenue to be recognized related to each contract using the percentage of completion method. Because estimates of the extent of completion that differ from actual results could affect revenue, the division periodically reviews the estimated hours to complete major projects and compares these estimates to budgeted hours or days to support the revenue recognized on that project. Approximately 7%, 8% and 9% of the division's revenue (or 2%, 2% and 2% of total Company revenue) was determined using the percentage-of-completion method of accounting for the years ended December 31, 2005, 2004, and 2003, respectively.

          When the division receives payment prior to shipment or fulfillment of its significant obligations, the Company records such payments as deferred revenue and recognizes them as revenue upon shipment or fulfillment of significant obligations. An unbilled receivable is recorded when the division recognizes revenue on the percentage-of-completion basis prior to achieving a contracted billing milestone. Additionally, an unbilled receivable is recorded when revenue is earned, but the customer has not been invoiced due to the terms of the contract. For minor add-on software license sales where no significant customization remains outstanding, the fee is fixed, an agreement exists and collectibility is probable, the division recognizes revenue upon shipment. For software maintenance, the division defers billed maintenance and recognizes revenue ratably over the term of the maintenance agreement, which is typically one year. Revenue recognized on the percentage-of-completion basis is done so in accordance with AICPA Statement of Position ("SOP") 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenue recognized upon software shipment is done so in accordance with SOP 97-2, Software Revenue Recognition ("SOP 97-2").

          For arrangements that include one or more elements, or multiple-element arrangements, to be delivered at a future date, revenue is recognized in accordance with SOP 97-2 as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 97-2, as amended, requires the Company to allocate revenue to each element in a multiple-element arrangement based on the element's respective vendor-specific objective evidence, or VSOE, of fair value. Where VSOE does not exist for all delivered elements (typically software license fees) revenue from multiple-element arrangements is recognized using the residual method. Under the residual method, if VSOE of the fair value of the undelivered elements exists, the Company defers revenue recognition of the fair value of the undelivered elements. The remaining portion of the arrangement fee is then recognized either by using the percentage-of-completion method if significant

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES production, modification or customization is required or upon delivery, assuming all other conditions for revenue recognition have been satisfied. VSOE of fair value of maintenance services is based upon the amount charged for maintenance when purchased separately, which is the renewal rate. Maintenance services are typically stated separately in an arrangement. VSOE of fair value of professional services (i.e., implementation, consulting services and training classes not essential to the functionality of the software) is based upon the price charged when professional services are sold separately and is based on an hourly rate for professional services or per training class fees.

     Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an initial maturity of no more than 90 days at the date of purchase.

     Restricted Cash. At December 31, 2005, and 2004, restricted cash primarily represents amounts collected on behalf of certain Physician Solutions and Hospital Solutions clients, a portion of which is held in trust until it is remitted to such clients.

     Fair Value of Financial Instruments. The carrying amount of all of the Company's financial instruments approximates fair value. Additionally, the Company had unused letters of credit in the amount of $2.9 million and $2.8 million at December 31, 2005, and 2004, respectively.

     Property and Equipment. Property and equipment, including equipment under capital leases, are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally ten years for furniture and fixtures, three to ten years for equipment and twenty years for buildings. Leasehold improvements are recorded at cost and amortized over the remaining term of the lease or the useful life of the asset, whichever period is shorter. The Company recorded depreciation expense of approximately $6.8 million, $7.8 million and $9.4 million in 2005, 2004 and 2003, respectively.

     Goodwill. Goodwill represents the excess of the cost of businesses acquired and the value of their workforce in the Physician Solutions division in 1995 and the Hospital Solutions division from 1995 to 2005 over the fair market value of their identifiable net assets. The Company performs a periodic review of its goodwill and other indefinite lived intangible assets for impairment as of December 31 each year or sooner if indicators of impairment exist. The Company's initial impairment and periodic review of its goodwill and other indefinite lived intangible assets were based upon a discounted future cash flow analysis that included revenue and cost estimates, market growth rates and appropriate discount rates. As of December 31, 2005, and 2004, the Company did not record an impairment of goodwill or indefinite-lived intangible assets as a result of the review.

     Trademarks. Trademarks represent the value of the trademarks acquired in the Hospital Solutions division from 2000 to 2005. The Company expects the trademarks to contribute to cash flows indefinitely and therefore deems the trademarks to have indefinite useful lives.

     Client Lists. Client lists represent the value of clients acquired in the Physician Solutions division from 1992 to 1996 and the Hospital Solutions division from 1995 to 2005. The Company amortizes client lists over their estimated useful lives, which range from five to ten years.

     Developed Technology. Developed technology represents the value of the systems acquired in the Hospital Solutions division from 2000 to 2005. The Company amortizes these intangible assets over their estimated useful lives of five years.

     Software Development Costs. Software development includes costs incurred in the development or the enhancement of software in the Physician Solutions and Hospital Solutions divisions for resale or internal use.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Software development costs, related to external use software, are capitalized upon the establishment of technological feasibility for each product and capitalization ceases when the product or process is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities required to meet a product's design specifications are complete. Technological feasibility for relatively minor enhancements to an existing product may also be established using a working model provided that there are no major changes to the functions of the product and there are no high-risk development issues. The Company amortizes external use software development costs over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method over the estimated economic lives of the assets, which are generally three to five years. The Company monitors the net realizable value of all capitalized external use software development costs to ensure that it can recover its investment through future sales.

     Software development costs, related to internal use software, are capitalized after the preliminary project stage is complete, when management with the relevant authority authorizes and commits to the funding of the software project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of development costs related to upgrades and enhancements of existing internal use software are capitalized only when such expenditures result in additional functionality. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use. The Company expenses software development costs, related to internal use software, as incurred during the planning and post implementation phases of development. The Company amortizes internal-use software on a straight-line basis over its estimated useful life, generally five years.

     Research and Development Costs. The Company expenses research and development costs as incurred. The Company recorded research and development costs of approximately $11.2 million, $8.3 million and $8.0 million in 2005, 2004 and 2003, respectively. These amounts are included in Selling, General and Administrative expenses in the Company's Consolidated Statements of Income.

     Advertising Costs. The Company expenses advertising costs as incurred. The Company recorded advertising costs of approximately $0.5 million, $0.7 million and $0.7 million in 2005, 2004, and 2003, respectively.

     Shipping and Postage Costs. The Company expenses shipping and postage costs as incurred. These costs are primarily incurred related to providing print and mail services to customers, which are billed to the customer and included in revenue. The Company recorded shipping and postage costs of approximately $26.3 million, $23.8 million and $19.3 million in 2005, 2004, and 2003, respectively. These amounts are included in Cost of Services in the Company's Consolidated Statements of Income.

     Stock-Based Compensation Plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The annual disclosure requirements of SFAS No. 148 were adopted by the Company on January 1, 2003. As previously discussed, SFAS No. 123(R) was issued on December 16, 2004, with a revised effective date no later than January 1, 2006. The Company adopted SFAS 123(R) on January 1, 2006.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     At December 31, 2005, the Company has four stock-based compensation plans described more fully in Note 13. The Company accounts for its stock-based compensation plans under APB Opinion No. 25. No stock-based compensation cost is reflected in the Company's Consolidated Statements of Income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                (IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net income as reported..................................  $37,369   $48,158   $11,989
Deduct: total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects....................   (4,661)   (4,334)   (4,210)
                                                          -------   -------   -------
Pro forma net income....................................  $32,708   $43,824   $ 7,779
                                                          =======   =======   =======
Net income per common share:
  Basic -- as reported..................................  $  1.24   $  1.56   $  0.39
                                                          =======   =======   =======
  Basic -- pro forma....................................  $  1.09   $  1.42   $  0.25
                                                          =======   =======   =======
  Diluted -- as reported................................  $  1.12   $  1.46   $  0.37
                                                          =======   =======   =======
  Diluted -- pro forma..................................  $  0.98   $  1.32   $  0.24
                                                          =======   =======   =======

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

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
Net income..............................................  $37,369   $48,158   $11,989
                                                          =======   =======   =======
Common shares outstanding:
  Shares used in computing net income per common
     share-basic........................................   30,084    30,843    30,594
  Effect of potentially dilutive stock options and
     warrants...........................................    3,302     2,239     2,067
                                                          -------   -------   -------
  Shares used in computing net income per common share--
     diluted............................................   33,386    33,082    32,661
                                                          =======   =======   =======
Net income per common share:
  Basic.................................................  $  1.24   $  1.56   $  0.39
                                                          =======   =======   =======
  Diluted...............................................  $  1.12   $  1.46   $  0.37
                                                          =======   =======   =======

     Options to purchase 0.4 million and 1.6 million shares of common stock outstanding during 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.

     During the year ended December 31, 2005, the Company's average market price exceeded the market trigger price of the Company's contingently convertible debt instrument and as such, the computation of diluted earnings per share includes approximately 0.6 million shares, related to the convertible debt instrument (see Note 9 for additional information).

     Foreign Currency Translation and Comprehensive (Loss) Income. The functional currency of the Company's operations outside of the United States is the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive (loss) income. For the years ended December 31, 2005, 2004, and 2003, the only component of other comprehensive loss is the net foreign currency translation, which was $(0.1) million, ($0.1) million and $0.1 million, respectively.

     Guarantees. In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. Certain of the Company's sales agreements contain infringement indemnity provisions that are covered by FIN No.
45. Under these sales agreements, the Company agrees to defend and indemnify a customer in connection with infringement claims made by third parties with respect to the customer's authorized use of the Company's products and services. The indemnity obligations contained in sales agreements generally have no specified expiration date and generally limit the award to the amount of fees paid. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. Also, the Company maintains

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES membership in a group captive insurance company for its workers compensation insurance. The member companies agree to jointly insure the group's liability risks up to a certain threshold. As a member, the Company guarantees to pay an assessment, if an assessment becomes due, as a result of insured losses by its members. This guarantee will never exceed a percentage of the Company's loss funds (an amount that is based on the Company's insured five-year loss history). The Company issues a letter of credit to the group captive insurance company as security for potential assessments and to meet any surplus needs. At December 31, 2005 and 2004, the Company had outstanding letters of credit to the group captive insurance company amounting to approximately $1.8 million and $1.5 million, respectively. As a result, the Company's estimated fair value of the infringement indemnity provision obligations and the captive insurance guarantee is nominal.

     Related Party Transactions. In November 2000, pursuant to the employment agreement between the Company and Philip M. Pead, the Company's Chairman of the Board, Chief Executive Officer, and President, the Company entered into a promissory note agreement with Mr. Pead for $250,000. This amount is included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2005 and 2004. The loan is secured by an aggregate of 74,000 shares of Common Stock, which Mr. Pead purchased in the open market with the proceeds of the note, and is payable in full upon the earlier to occur of the termination of Mr. Pead's employment or the sale of all or any part of those shares. Any overdue payment on the loan bears interest at a rate equal to the rate of interest then imputed by the Internal Revenue Service plus 4% per annum, or the maximum rate permitted by law, whichever is lower. Because the shares were purchased in the open market by Mr. Pead, and the note only bears interest in the event of an overdue payment, the Company did not record any compensation expense associated with this arrangement at inception, and has not recorded any compensation expense in any subsequent period.

2.  OTHER EXPENSES

  BINDING ARBITRATION

     On March 10, 2006, the Company concluded binding arbitration for a claim of breach of contract arising from an acquisition completed in 2000. The binding arbitration resulted in an award to be paid by Per-Se of approximately $1.3 million, including interest of $0.3 million. The Company included the award in Other Expenses and the interest in Interest Expense in the Company's 2005 Consolidated Statement of Income. In Note 18, the costs associated with the award are classified in the Corporate segment.

  NDCHEALTH TRANSITION

     On August 29, 2005, Per-Se and NDCHealth Corporation ("NDCHealth") announced that they had signed definitive agreements for the acquisition of NDCHealth, a leading provider of healthcare technology and information solutions by Per-Se. The transaction was completed on January 6, 2006 (for more information about the Company's acquisition of NDCHealth, refer to "Note
19 -- Subsequent Events"). The Company recorded integration costs related to the NDCHealth acquisition totaling approximately $74,000 during the year ended December 31, 2005, and included these costs in other expenses in the Company's Consolidated Statements of Income. In Note 18, these expenses are classified in the Corporate segment.

  ADDITIONAL PROCEDURES

     As a result of allegations of improprieties made during 2003 and 2004, the Company's external auditors advised the Company and the Audit Committee of the Board of Directors that additional procedures should be performed related to the allegations. These additional procedures were required due to Statement of Auditing Standards No. 99, Consideration of Fraud in a Financial Statement Audit, that

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES became effective for periods beginning on or after December 15, 2002. Due to the volume and, in some cases, vague nature of many of the allegations, the scope of the additional procedures was broad and extensive. The additional procedures included the review of certain of the Company's revenues, expenses, assets and liabilities accounts for the years 2001 through 2003.

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

  EXECUTIVE OFFICE RELOCATION

     On July 30, 2004, the Company relocated its principal executive office to Alpharetta, Georgia. The Company entered into a noncancelable operating lease for that office space commencing July 1, 2004, which will expire in July 2014. While the new landlord will assume the payments for the lease of the Company's former corporate office space, the Company recorded a non-cash expense related to the lease expense of approximately $1.0 million upon its exit of the former office facility. Amounts received from the landlord are considered incentives, which were recorded as a liability and are being amortized over the lease term.

  OTHER

     In 2003, the Company recorded net expenses of $0.8 million for severance costs and restructuring expenses related to the realignment of the Company into the Physician Solutions and Hospital Solutions divisions.

3.  ACQUISITIONS

     On December 1, 2005, the Company acquired privately held Integra Solutions ("Integra"), a hospital revenue cycle management outsourcing firm located in Norcross, Georgia, for a purchase price of approximately $10.8 million. The Company paid approximately $5.4 million of the purchase price at closing and will pay the remaining purchase price of approximately $5.4 million at the one-year anniversary. In addition, if Integra achieves certain revenue objectives over the first two years, the Company will pay an additional purchase price amount of approximately $3.8 million. Since the amount is contingent, the additional purchase price is not included in the Company's December 31, 2005, Consolidated Balance Sheet. Integra Solutions offers a comprehensive suite of services designed to help healthcare providers improve their bottom line results. This includes a full range of outsourcing options, from health information and patient accounting management consulting to auditing and accounts receivable services. The Company currently provides outsourcing services to more than 80 hospitals, and Integra will be a key component of its outsourcing growth strategy in the hospital market.

     The Company recorded the acquisition using the purchase method of accounting and, accordingly, has preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $2.0 million of the purchase price was allocated to client lists and other with a four to seven-year life, approximately $0.9 million was

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES allocated to a developed technology with a five-year life and approximately $5.9 million of the purchase price was allocated to indefinite lived intangible assets. The remaining $1.7 million of the purchase price was allocated to tangible assets acquired. The operating results of the acquisition are included in the Company's Consolidated Statements of Income from the date of acquisition in the Hospital Solutions division.

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

     The Company recorded the acquisition using the purchase method of accounting and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $1.9 million of the purchase price was allocated to a finite-lived intangible asset with a five-year life. The remaining $0.2 million of the purchase price was allocated to tangible assets acquired. The operating results of the acquisition are included in the Company's Consolidated Statements of Income from the date of acquisition in the Hospital Solutions division.

     The pro forma impact of this acquisition was immaterial to the financial statements of the Company and therefore has not been presented.

4.  DISCONTINUED OPERATIONS AND DIVESTITURES

     In June 2003, the Company announced that it agreed to sell Patient1 to Misys Healthcare Systems, a division of Misys plc ("Misys") for $30 million in cash. Patient1 was the Company's only clinical product line, and its sale allowed the Company to better focus on optimizing reimbursement and improving administrative efficiencies for physician practices and hospitals. The sale was completed on July 28, 2003, and the Company recognized a gain on the sale of Patient1 of approximately $10.4 million, net of taxes of approximately $0.5 million, subject to closing adjustments. Net proceeds on the sale of Patient1 were approximately $27.9 million, subject to closing adjustments. The Company and Misys entered into binding arbitration regarding the final closing adjustments, and on May 21, 2004, the arbitrator awarded the Company approximately $4.3 million. On June 1, 2004, the Company received payment of approximately $4.5 million, which included interest of approximately $0.2 million. The Company recognized an additional gain on sale of approximately $3.8 million, net of taxes of approximately $0.2 million, in 2004. In December 2005, the Company determined that payment was not required on a Patient1 tax liability that was not included in the sale to Misys. Therefore, the approximately $0.4 million liability was reversed and recognized as income in the Company's Consolidated Statement of Income.

     In September 2003, the Company initiated a process to sell Business1. As with the sale of Patient1, the discontinuance of Business1 allowed the Company to focus resources on solutions that provide meaningful, strategic returns for the Company, its customers and its shareholders. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company wrote down the net assets of Business1 to fair market value, less costs to sell, and incurred an $8.5 million expense. The Company completed the sale of Business1 effective January 31, 2004, to a privately held company for $0.6 million. No cash consideration was received at closing and the Company has not recognized proceeds on the sale. The Company does not anticipate receiving payment for the sale of Business1, however, the sale improved the Company's profitability and cash flow.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect Patient1 and Business1 as discontinued operations for all periods presented. Summarized operating results for the discontinued operations are as follows:

                                                  YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------------
                                           2004                            2003
                               ----------------------------   ------------------------------
                               PATIENT1   BUSINESS1   TOTAL   PATIENT1   BUSINESS1    TOTAL
                               --------   ---------   -----   --------   ---------   -------
                                                      (IN THOUSANDS)
Revenue......................    $ --       $ 106     $ 106   $15,247     $   474    $15,721
                                 ====       =====     =====   =======     =======    =======
Loss from discontinued
  operations before income
  taxes......................    $(18)      $(303)    $(321)  $(1,270)    $(3,589)   $(4,859)
Income tax expense...........      --          --        --        46          --         46
                                 ----       -----     -----   -------     -------    -------
Loss from discontinued
  operations, net of tax.....    $(18)      $(303)    $(321)  $(1,316)    $(3,589)   $(4,905)
                                 ====       =====     =====   =======     =======    =======

     There were no assets and liabilities for the discontinued operations at December 31, 2005, and 2004.

     In October of 2001, the Company received $1.0 million in cash from the buyer of the government division of Impact when the term of the purchase agreement escrow expired. This amount was recorded as a component of discontinued operations. In May of 2001, the Company received an insurance settlement related to a matter filed against the commercial division of Impact of approximately $3.0 million, which was recorded as a component of discontinued operations. The Company continues to pursue claims against a former vendor of this division for damages incurred in this matter.

     During the years ended December 31, 2005, 2004, and 2003, the Company also incurred expenses of approximately $20,000, $14,000 and $0.9 million, respectively, which were primarily legal costs, associated with MSC and Impact. Pursuant to SFAS No. 144, the consolidated financial statements of the Company have been presented to reflect the activity associated with MSC and Impact as discontinued operations for all periods presented.

     The net operating results of these segments have been reported in the Consolidated Statements of Income as "Loss from discontinued operations, net of tax -- Other" and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash used for discontinued operations."

5.  RESTRUCTURING EXPENSES

     In early 1995, the Company initiated a reengineering program focused upon its billing and accounts receivable management operations (the "Reengineering Project"). As part of the Physician Solutions Restructuring Plan, the Company recorded restructuring reserves in 1995 through 1996. In 1996, the Company abandoned its Reengineering Project. The Company periodically reevaluates the adequacy of the reserves established for the Physician Solutions Restructuring Plan. In 1997 and 1999 the Company recorded an additional expense of $1.7 million and $0.3 million, respectively, for lease termination costs.

     A description of the type and amount of restructuring costs, recorded at the commitment date and subsequently incurred for the restructurings discussed above, is as follows:

                        RESERVE       COSTS         RESERVE         COSTS         RESERVE         COSTS         RESERVE
                        BALANCE      PAID OR        BALANCE        PAID OR        BALANCE        PAID OR        BALANCE
                       JANUARY 1,   OTHERWISE    DECEMBER 31,     OTHERWISE    DECEMBER 31,     OTHERWISE    DECEMBER 31,
                          2003       SETTLED         2003          SETTLED         2004          SETTLED         2005
                       ----------   ---------   ---------------   ---------   ---------------   ---------   ---------------
                                                                  (IN THOUSANDS)
Lease termination        $1,980       $(550)        $1,430          $(326)        $1,104          $(297)         $807
  costs..............

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The terminated leases have various expiration dates through 2011. The estimated lease termination costs to be incurred within the next 12 months are classified in accrued expenses in the Company's Consolidated Balance Sheets. The estimated lease termination costs to be incurred beyond the next 12 months are classified in other obligations in the Company's Consolidated Balance Sheets.

6.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $     406   $     590
Buildings...................................................      2,751       2,751
Furniture and fixtures......................................     14,936      14,876
Equipment...................................................    105,212     106,539
Equipment under capital leases..............................        711         625
Leasehold improvements......................................      6,797       6,250
                                                              ---------   ---------
                                                                130,813     131,631
Less accumulated depreciation...............................   (113,970)   (116,119)
                                                              ---------   ---------
                                                              $  16,843   $  15,512
                                                              =========   =========

7.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                     AS OF                     AS OF
                                               DECEMBER 31, 2005         DECEMBER 31, 2004
                                            -----------------------   -----------------------
                               ESTIMATED     GROSS     ACCUMULATED     GROSS     ACCUMULATED
                              USEFUL LIFE    AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                              -----------   --------   ------------   --------   ------------
Goodwill....................  Indefinite    $ 44,707     $ (6,508)    $ 39,057     $ (6,508)
Client lists................  5-10 years      48,052      (42,795)      46,181      (39,305)
Developed technology........  5 years          5,486       (4,319)       4,616       (3,229)
Trademarks..................  Indefinite       1,586           --        1,316           --
Software development
  costs.....................  5 years         31,914      (18,121)      25,794      (14,589)
Other.......................  1 year             150           (7)          --           --
                                            --------     --------     --------     --------
                                            $131,895     $(71,750)    $116,964     $(63,631)
                                            ========     ========     ========     ========

     On December 1, 2005, the Company acquired Integra for a purchase price of approximately $10.8 million. The Company paid approximately $5.4 million of the purchase price at closing and will pay the remaining purchase price of approximately $5.4 million at the one-year anniversary. In addition, if Integra achieves certain revenue objectives over the first two years, the Company will pay an additional purchase price amount of approximately $3.8 million. Since the amount is contingent, the additional purchase price is not included in the Company's December 31, 2005, Consolidated Balance Sheet. The Company recorded the acquisition using the purchase method of accounting and, accordingly, has preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $2.0 million of the purchase price was allocated to client lists and other with a four to seven-year life, approximately $0.9 million was allocated to a developed technology with a five-year life and approximately $5.9 million of the purchase

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES price was allocated to indefinite lived intangible assets. The remaining $1.7 million of the purchase price was allocated to tangible assets acquired.

     On May 28, 2004, the Company entered into a five-year contract to provide print and mail services for a new customer. As part of the transaction, the Company purchased substantially all of the production assets and personnel of that customer's hospital and physician patient statement and paper claims print and mail. The Company recorded the acquisition using the purchase method of accounting and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. Approximately $1.9 million of the purchase price was allocated to a finite-lived intangible asset with a five-year life.

     Expenditures on capitalized software development costs were approximately $6.1 million, $6.7 million and $4.0 million in 2005, 2004 and 2003, respectively. Amortization expense related to the Company's capitalized software costs totaled $3.5 million, $2.6 million and $2.1 million in 2005, 2004 and 2003, respectively. The unamortized balance of software development costs at December 31, 2005, and 2004 was $13.8 million and $11.2 million, respectively. The Company amortizes software development costs using the straight-line method over the estimated useful lives of the assets, which are generally three to five years.

     The acquisition related intangible asset amortization expense estimated as of December 31, 2005, for the five years following 2005 and thereafter is as follows (in thousands):

2006........................................................  $1,823
2007........................................................   1,326
2008........................................................   1,273
2009........................................................   1,055
2010........................................................     835
Thereafter..................................................     255
                                                              ------
                                                              $6,567
                                                              ======

8.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Accrued restructuring and severance costs, current..........  $   232    $   262
Accrued legal and accounting costs..........................    1,653      3,494
Accrued legal settlements...................................      944        400
Accrued taxes...............................................      887      1,301
Accrued interest............................................      312          4
Funds due clients...........................................    3,117      3,107
Accrued costs -- businesses acquired........................    5,485        502
Other.......................................................    4,372      5,558
                                                              -------    -------
                                                              $17,002    $14,628
                                                              =======    =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

9.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
3.25% Convertible Subordinated Debentures due 2024..........  $125,000   $125,000
Capital lease obligations, weighted average effective
  interest rate of 1.6% and 3.1% in 2005 and 2004,
  respectively..............................................       625        625
                                                              --------   --------
                                                               125,625    125,625
Less current portion........................................      (135)       (98)
                                                              --------   --------
                                                              $125,490   $125,527
                                                              ========   ========

     On February 20, 1998, the Company issued $175 million of 9 1/2 Senior Notes due 2005 (the "Notes"). On March 17, 2003, the Company repurchased $15.0 million of the Notes at par plus accrued interest of approximately $0.1 million. The Company wrote off approximately $0.2 million of deferred debt issuance costs associated with the original issuance of the Notes related to this repurchase, which is included in loss on extinguishment of debt in the Company's Consolidated Statement of Income for the year ended December 31, 2003.

     On August 12, 2003, the Company commenced a cash tender offer for its then outstanding $160 million of Notes (the "Tender Offer"). On September 11, 2003, the Company repurchased $143.6 million of the Notes that were tendered at the redemption price of 102.625% of the principal amount, as required under the Indenture governing the Notes, and accrued interest of approximately $1.0 million. The remaining $16.4 million of the Notes were retired on September 18, 2003, through a call initiated by the Company on August 12, 2003, at the redemption price of 102.375% of the principal amount plus accrued interest of approximately $10,000 (the "Call"). The Company wrote-off approximately $1.4 million of deferred issuance costs associated with the original issuance of the Notes related to their retirement through the Tender Offer and the Call, which are included in loss on extinguishment of debt in the Company's Consolidated Statements of Income. In addition, the Company incurred expenses associated with the retirement of the Notes of approximately $4.7 million, including the Tender Offer premium and the Call premium which are also included in loss on extinguishment of debt in the Company's Consolidated Statement of Operations.

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

     On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the "Debentures") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. As originally issued, the Debentures were convertible into shares of the Company's Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a conversion price of approximately $17.85) once the Company's Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.20. In November 2004, the Company exercised its irrevocable option to pay, when due, the principal of Debentures submitted for conversion in cash rather than shares of the Company's Common Stock. The Company will satisfy any amount above the conversion trigger price of $17.85 through the issuance of

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

Common Stock. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. The Company may redeem the Debentures either in whole or in part beginning July 6, 2009. The holders may require the Company to repurchase the Debentures on June 30, 2009, 2014, and 2019 or upon a fundamental change, as defined in the Indenture governing the Debentures. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire the $118.8 million outstanding under the Term Loan B, as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company's outstanding common stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering. In addition, the Company incurred expenses associated with the retirement of the Term Loan B of approximately $5.9 million, which included the write-off of approximately $3.5 million of deferred debt issuance costs, and which is classified as loss on extinguishment of debt in the Company's Consolidated Statements of Income.

     On June 30, 2004, the Company also amended the Revolving Credit Facility to increase its capacity from $50 million to $75 million, to extend its maturity to three years, and to lower the interest rate from LIBOR plus amounts ranging from 3.0% to 3.5% to LIBOR plus amounts ranging from 2.5% to 3.0%. The Company is required to pay an annual commitment fee of 0.5% of the unused capacity related to the Revolving Credit Facility. The Company did not incur any borrowings under the Revolving Credit Facility in connection with the retirement of the Term Loan B or the share repurchase. The Company intends to use the Revolving Credit Facility, as needed, for future investments in operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, as needed, and other general corporate purposes. The Company has not incurred any borrowings under the Revolving Credit Facility as of December 31, 2005.

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

     The Revolving Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a minimum net worth, maximum leverage and minimum fixed charge coverage, each as defined in the Revolving Credit Facility. The Company was in compliance with all applicable covenants as of December 31, 2005.

     The Company's policy is to amortize debt issuance costs using the straight-line method over the life of the debt agreement. Amortization expense related to debt issuance costs on the Notes, the Revolving Credit Facility, Credit Agreement and the Debentures for the years ended 2005, 2004, and 2003 were $1.3 million, $1.3 million and $1.5 million, respectively.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The aggregate maturities of long-term debt, including capital leases, are as follows at December 31, 2005 (in thousands):

2006........................................................  $    135
2007........................................................       138
2008........................................................       143
2009........................................................       147
2010........................................................        62
Thereafter..................................................   125,000
                                                              --------
                                                              $125,625
                                                              ========

     The Company's capital leases consist principally of leases for equipment. As of December 31, 2005, the net book value of equipment subject to capital leases totaled $0.6 million.

10.  LEASE COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases, which expire at various dates through 2016. The Company's operating leases generally have one to three year terms with renewal options and may contain customary rent holidays, rent concessions or leasehold improvement incentives. Rent expense is recognized on a straight-line basis over the term of the lease, including, when applicable, rent holidays, rent concessions and leasehold improvement incentives. Rent expense was $14.2 million, $14.1 million and $14.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

     Future minimum lease payments under noncancelable operating leases are as follows (in thousands):


2006........................................................  $12,028
2007........................................................    9,726
2008........................................................    8,038
2009........................................................    7,197
2010........................................................    5,805
Thereafter..................................................   16,422
                                                              -------
                                                              $59,216
                                                              =======

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

  SETTLED LEGAL MATTERS

     On March 10, 2006, the Company concluded binding arbitration for a claim of breach of contract arising from an acquisition completed in 2000. The binding arbitration resulted in an award to be paid by Per-Se of approximately $1.3 million, including interest of $0.3 million. The Company included the award in Other Expenses and the interest in Interest Expense in the Company's 2005 Consolidated Statement of Income. In Note 18, the costs associated with the award are classified in the Corporate segment.

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

12.  STOCKHOLDERS' RIGHTS PLAN

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

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the rights become exercisable for Common Stock (or other consideration) of the Company, or for common stock of the acquiring company, or in the event of the redemption of the rights as set forth above. As of December 31, 2005, and 2004, no rights have become exercisable under this agreement.

     On May 4, 2000, the Company amended the Rights Agreement to provide that the meaning of the term "Acquiring Person" shall not include Basil P. Regan and Regan Partners, L.P. (collectively, "Regan Fund Management"), so long as Regan Fund Management does not become the beneficial owner of 20% or more of the outstanding shares of Common Stock. Effective March 6, 2002, the Company amended the Rights Agreement to rescind the May 4, 2000, amendment, thereby making Regan Fund Management subject to the 15% beneficial ownership threshold described above. On March 10, 2003, the Company amended the Rights Agreement to provide that the term "Acquiring Person" shall not include ValueAct Capital Partners, L.P. ("ValueAct Partners"), ValueAct Capital Partners II, L.P. ("ValueAct Partners II"), ValueAct Capital International, Ltd. ("ValueAct International"), VA Partners, L.L.C. ("VA Partners"), Jeffrey W. Ubben, George F. Hamel, Jr., and Peter H. Kamin (ValueAct Partners, ValueAct Partners II, ValueAct International, VA Partners and Messrs. Ubben, Hamel and Kamin, and their affiliates, collectively, ("ValueAct"), so long as ValueAct does not become the Beneficial Owner of 20% or more of the then outstanding shares of Common Stock. As of December 31, 2005, and 2004, ValueAct was the beneficial owner of approximately 17.6% and 17.7%, respectively, of the outstanding shares of Common Stock.

     On February 18, 2005, the Company amended the Rights Agreement to remove
Section 23(c) thereof (the "slow hand" provision) in its entirety. Section 23(c) previously provided that if, within 180 days of a public announcement by a third party of an intent or proposal to engage in an acquisition of or business combination with the Company or otherwise to become an Acquiring Person there was an election of directors resulting in a majority of the Board being comprised of persons who were not nominated by the Board in office immediately prior to such election, then following the effectiveness of such election, the rights could not be redeemed for a period of 180 days unless (1) the rights were otherwise then redeemable absent the provisions of paragraph 23(c) and (2) the Board fulfilled certain specified procedural obligations.

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

     On August 26, 2005, the Company and NDCHealth Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the Company's acquisition of NDCHealth Corporation. Effective immediately prior to the execution of the Merger Agreement, the Company amended the Rights Agreement with the purpose and intent of rendering the Rights Agreement inapplicable to the transaction.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

13.  COMMON STOCK OPTIONS AND STOCK AWARDS

     The Company has several stock option plans including a Non-Qualified Stock Option Plan, a Non-Qualified Stock Option Plan for Employees of Acquired Companies and a Non-Qualified Stock Option Plan for Non-Executive Employees. Options expire ten to eleven years after the date of grant and generally vest over a three-to-five year period. The total number of options available for future grant under these stock option plans was approximately 0.8 million at December 31, 2005.

     The Company also has a Non-Qualified Non-Employee Director Stock Option Plan (the "Director Plan") for non-employees who serve on the Company's Board of Directors. The Director Plan provides for an initial grant of 10,000 options at a strike price equal to the average of the fair market values for the five trading days prior to the date of the grant. Additionally, each non-employee director receives an annual grant of 10,000 options at each subsequent annual meeting in which the non-employee director is a member of the Board of Directors. All options granted under the Director Plan originally vested over a five-year period and expired eleven years from the date of grant. On April 1, 1999, the Director Plan was amended so that all future options granted under the Director Plan fully vest as of the date of grant but are not exercisable until one year after the date of grant. As of December 31, 2005, the Company had 108,539 options available for future grant under this plan.

     In June of 1999, in connection with the settlement with the former shareholders of Medical Management Sciences, Inc., the Company issued warrants to purchase 166,667 shares of Common Stock. These warrants expired unexercised on June 25, 2004.

     Activity related to all stock option plans is summarized as follows (shares in thousands):

                                   2005                         2004                         2003
                        --------------------------   --------------------------   --------------------------
                                  WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                        SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                        -------   ----------------   -------   ----------------   -------   ----------------
Options outstanding as
  of January 1........    6,584        $10.19          6,635        $ 8.94          7,319        $ 8.36
Granted...............      220        $17.39          1,532        $14.15            685        $11.66
Exercised.............   (1,187)       $ 7.77         (1,003)       $ 7.38         (1,159)       $ 6.87
Canceled..............     (231)       $13.76           (580)       $11.16           (210)       $ 8.84
                        -------                      -------                      -------
Options outstanding as
  of December 31......    5,386        $10.86          6,584        $10.19          6,635        $ 8.94
                        =======                      =======                      =======
Options exercisable as
  of December 31......    3,590        $ 9.82          3,731        $ 9.16          3,838        $ 9.31
                        =======                      =======                      =======
Weighted-average fair
  value of options
  granted during the
  year................  $  6.92                      $  5.50                      $  5.25
                        =======                      =======                      =======

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 (shares in thousands):

                                        OPTIONS OUTSTANDING
                             -----------------------------------------      OPTIONS EXERCISABLE
                                               WEIGHTED-                 --------------------------
                                 NUMBER         AVERAGE      WEIGHTED-       NUMBER       WEIGHTED-
                             OUTSTANDING AT    REMAINING      AVERAGE    EXERCISABLE AT    AVERAGE
                              DECEMBER 31,    CONTRACTUAL    EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES          2005        LIFE (YEARS)     PRICE          2005          PRICE
------------------------     --------------   ------------   ---------   --------------   ---------
$3.75 to $6.25.............        879            6.10        $ 5.90           758         $ 5.88
$6.64 to $7.53.............      1,354            6.20        $ 7.10         1,113         $ 7.10
$7.63 to $12.70............      1,060            7.25        $10.54           752         $ 9.75
$12.92 to $14.02...........        816            8.96        $13.75           301         $13.62
$14.61 to $16.13...........        937            6.65        $15.54           486         $15.88
$16.14 to $29.34...........        339            7.05        $19.87           178         $20.77
$30.00.....................          1            1.49        $30.00             1         $30.00
                                 -----                                       -----
$3.75 to $30.00............      5,386            6.95        $10.86         3,589         $ 9.82
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

                                                              2005    2004    2003
                                                              -----   -----   -----
Expected life (years).......................................    3.4     4.5     5.0
Risk-free interest rate.....................................   3.90%   3.60%   3.00%
Dividend rate...............................................   0.00%   0.00%   0.00%
Expected volatility.........................................  47.31%  54.31%  53.05%

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

     For the years ended December 31, 2005, and 2004, the Plan purchased a total of 11,193 shares and 19,925 shares, respectively, of the Company's Common Stock at a total cost of approximately $0.4 million and $0.3 million, respectively. For the years ended December 31, 2005, and 2004, the Plan distributed a total of 40,023 shares and 7,672 shares, respectively. In accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the shares purchased and the Company's obligation are reflected as treasury stock and deferred compensation obligation, respectively, in the financial statements.

15.  INCOME TAXES

     Income tax (benefit) expense attributable to continuing operations comprises the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2005        2004        2003
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Current:
  Federal............................................  $    569    $     83    $   (701)
  State..............................................       316         (82)        728
  Foreign............................................         8          13          --
                                                       --------    --------    --------
                                                            893          14          27
                                                       ========    ========    ========
Deferred:
  Federal............................................    13,183       1,485       6,624
  State..............................................     2,178         879      10,869
Valuation benefit....................................   (17,540)    (30,479)    (17,493)
                                                       --------    --------    --------
                                                         (2,179)    (28,115)         --
                                                       --------    --------    --------
Income tax (benefit) expense attributable to
  continuing operations..............................  $ (1,286)   $(28,101)   $     27
                                                       ========    ========    ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax (benefit) expense is as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2005        2004        2003
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Income tax expense at federal statutory rate.........  $ 12,484    $  5,858    $  5,566
State taxes, net of federal benefit..................     1,936         825         480
Change in tax rates..................................       552      (4,428)     10,869
Valuation allowance..................................   (17,540)    (30,479)    (17,493)
Expiration of net operating losses and credits.......     1,219          --          --
Other................................................        63         123         605
                                                       --------    --------    --------
                                                       $ (1,286)   $(28,101)   $     27
                                                       ========    ========    ========

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. The components of deferred taxes at December 31, 2005, and 2004, are as follows:

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
CURRENT:
Accounts receivable, unbilled...............................  $    (100)  $     (91)
Accrued expenses............................................      4,627       5,336
Net operating loss carryforwards............................     14,616      12,799
Valuation allowance.........................................    (16,781)    (15,955)
Other.......................................................      1,694       1,175
                                                              ---------   ---------
                                                              $   4,056   $   3,264
                                                              =========   =========
NONCURRENT:
Net operating loss carryforwards............................  $ 129,278   $ 138,512
Valuation allowance.........................................   (108,537)   (121,473)
Depreciation and amortization...............................      3,033       7,316
Credits.....................................................        861         485
Other.......................................................      1,603          11
                                                              ---------   ---------
                                                              $  26,238   $  24,851
                                                              =========   =========

     The 2004 current and non-current deferred tax asset balances have been reclassified to conform to the 2005 presentation. This reclassification resulted in a $9.5 million reduction of the previously reported 2004 current deferred tax asset and a corresponding $9.5 million increase to the non-current deferred tax asset. This reclassification resulted from a reallocation of the valuation allowance between current and non-current deferred tax assets.

     At December 31, 2005, the Company had alternative minimum tax ("AMT") credits of approximately $0.9 million that may be carried forward indefinitely as a credit against regular tax liability. In addition, the Company had federal net operating loss carryforwards ("NOLs") for income tax purposes of approximately $375.4 million, which consist of $346.8 million of consolidated NOLs and $28.6 million of separate return limitation year NOLs. Of the $375.4 million of NOLs available, $105.1 million relate to

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES non-qualified stock option deductions. When realized, the resulting benefits of those deductions will be credited to stockholder's equity. The NOLs will expire at various dates from 2006 through 2024 as follows:

                                                                 AMOUNTS
                                                                EXPIRING
                                                              -------------
                                                              (IN MILLIONS)
2006 to 2007................................................     $ 20.6
2008 to 2010................................................       69.1
2011 to 2014................................................      136.1
2015 to 2024................................................      149.6
                                                                 ------
                                                                 $375.4
                                                                 ======

     In addition to the NOL's above, the Company's state net operating loss carryforwards at December 31, 2005, for income tax purposes was approximately $298.5 million. These NOL's will expire at various dates from 2006 through 2024.

     Prior to 2004, the Company had a full valuation allowance against its deferred tax asset due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its NOLs. In the fourth quarter of 2004, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company's projection of taxable income for 2005 and 2006. As a result, the Company released a portion of the allowance resulting in an income tax benefit of $28.1 million for 2004. The valuation allowance for deferred tax assets decreased by $12.1 million in 2005, primarily due to the utilization of NOLs to offset current taxable income. Approximately $2.2 million of the $12.1 million decrease relates to an additional release of the valuation allowance in the fourth quarter of 2005 based upon the Company's projection of taxable income for 2006 and 2007. The Company will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate. Approximately $37.0 million of the total valuation allowance of $125.3 million at December 31, 2005, relates to non-qualified stock option deductions. The Company will continue to release its valuation allowance as a benefit to continuing operations until only the stock option benefit remains. Any release of valuation allowance related to stock option benefit will be recorded to Stockholders' Equity.

16.  EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans whereby employees meeting certain eligibility requirements can make specified contributions to the plans. The Company matches a percentage of the employee contributions. The Company's contribution expense was $2.2 million, $2.1 million and $1.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

17.  CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

                                                             2005     2004     2003
                                                            ------   ------   -------
                                                                 (IN THOUSANDS)
Non-cash investing and financing activities:
  Additions to capital lease obligations..................  $   --   $  625   $    --
  Liabilities assumed in acquisitions.....................     241      947        --
Cash paid for:
  Interest................................................   4,518    5,686    18,296
  Extinguishment of debt..................................      --    6,378     5,412
  Income taxes............................................     626      640       565

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

18.  SEGMENT REPORTING

     The Company's reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its two operating divisions: Physician Solutions and Hospital Solutions. Both operating divisions generate approximately 100% of their revenue in the U.S.

     The Physician Solutions division provides Connective Healthcare services and solutions that manage the revenue cycle for physician groups. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. The division recognizes revenue primarily on a contingency fee basis, which aligns the division's interests with the interests of the physician groups it services. The outsourced services business recognizes revenue as a percentage of the physician group's cash collections for the services performed. Since this is an outsourced service delivered on the Company's proprietary technology, license fees or maintenance fees are not required to be paid by the division's hospital-affiliated physician groups. The division also sells a physician practice management ("PPM") solution that is delivered via an ASP model. The PPM solution collects a monthly usage fee from the office-based physician practices using the system. The division's revenue model is 100% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business. The business of the Physician Solutions division is conducted by PST Services, Inc. a Georgia corporation d/b/a "Per-Se Technologies," which is a wholly owned subsidiary of the Company.

     The Hospital Solutions division provides Connective Healthcare solutions designed to increase revenue and decrease expenses for hospitals, with a focus on revenue cycle management and resource management. The division's revenue cycle management solutions enable a hospital's central billing office to improve its revenue cycle. The division has one of the largest clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle offering. The division also provides resource management solutions that enable hospitals efficiently to manage resources, such as personnel and the operating room, to reduce costs and improve their bottom line. The division primarily recognizes revenue on a per-transaction basis for its revenue cycle management solutions and primarily recognizes revenue on a percentage-of-completion basis or upon software shipment for sales of its resource management software solutions. Approximately 90% of the division's revenue is recurring due to its transaction-based business and the maintenance revenue from its substantial installed base for the revenue cycle management and resource management software solutions. The business of the Hospital Solutions division is conducted by the following wholly owned subsidiaries of the Company:
Per-Se Transaction Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; PST Products, LLC, a California limited liability company; and Knowledgeable Healthcare Solutions, Inc., an Alabama corporation. All of these subsidiaries do business under the name "Per-Se Technologies."

     The Company evaluates each segment's performance based on its segment operating income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses.

     The Hospital Solutions segment revenue includes intersegment revenue for services provided to the Physician Solutions segment, which are shown as Eliminations to reconcile to total consolidated revenue.

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company's segment information from continuing operations is as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2005        2004        2003
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Revenue:
  Physician Solutions................................  $274,576    $260,473    $251,251
  Hospital Solutions.................................   112,282     105,923      97,240
  Eliminations.......................................   (14,140)    (13,605)    (13,322)
                                                       --------    --------    --------
                                                       $372,718    $352,791    $335,169
                                                       ========    ========    ========
Segment operating expenses:
  Physician Solutions................................  $243,231    $232,907    $221,895
  Hospital Solutions.................................    87,915      82,600      74,671
  Corporate..........................................    15,610      21,955      15,417
  Eliminations.......................................   (14,140)    (13,605)    (13,322)
                                                       --------    --------    --------
                                                       $332,616    $323,857    $298,661
                                                       ========    ========    ========
Segment operating income:
  Physician Solutions................................  $ 31,345    $ 27,566    $ 29,356
  Hospital Solutions.................................    24,367      23,323      22,569
  Corporate..........................................   (15,610)    (21,955)    (15,417)
                                                       --------    --------    --------
                                                       $ 40,102    $ 28,934    $ 36,508
                                                       ========    ========    ========
Interest expense.....................................  $  6,088    $  6,825    $ 14,646
                                                       ========    ========    ========
Interest income......................................  $ (1,655)   $   (525)   $   (297)
                                                       ========    ========    ========
Loss on extinguishment of debt.......................  $     --    $  5,896    $  6,255
                                                       ========    ========    ========
Income before income taxes...........................  $ 35,669    $ 16,738    $ 15,904
                                                       ========    ========    ========
Depreciation and amortization:
  Physician Solutions................................  $  8,092    $  9,331    $ 10,475
  Hospital Solutions.................................     6,492       5,661       5,270
  Corporate..........................................       369         464         764
                                                       --------    --------    --------
                                                       $ 14,953    $ 15,456    $ 16,509
                                                       ========    ========    ========
Capital expenditures and capitalized software
  development costs:
  Physician Solutions................................  $  7,224    $  6,547    $  5,467
  Hospital Solutions.................................     6,073       5,667       4,655
  Corporate..........................................       932         804         221
                                                       --------    --------    --------
                                                       $ 14,229    $ 13,018    $ 10,343
                                                       ========    ========    ========

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Identifiable Assets:
  Physician Solutions(1)....................................  $ 66,380   $ 63,611
  Hospital Solutions(1).....................................    71,482     59,964
  Corporate.................................................   101,661     79,116
                                                              --------   --------
                                                              $239,523   $202,691
                                                              ========   ========

---------------

(1) Identifiable assets in the Physician Solutions division include approximately $8,936 of goodwill for all periods presented. Identifiable assets in the Hospital Solutions division include approximately $29,263 and $23,613 of goodwill as of December 31, 2005, and 2004, respectively.

19.  SUBSEQUENT EVENTS (UNAUDITED)

     On August 29, 2005, Per-Se and NDCHealth Corporation ("NDCHealth") announced that they had signed definitive agreements for the acquisition of NDCHealth, a leading provider of healthcare technology and information solutions by Per-Se. The transaction was completed on January 6, 2006. The acquisition included the NDCHealth physician, hospital and retail pharmacy businesses for total consideration of approximately $665 million. The transaction resulted in consideration to NDCHealth's shareholders of $19.50 per share, with $14.05 paid in cash and $5.45 paid in Per-Se stock. As part of the transaction, Wolters Kluwer, based in Amsterdam, the Netherlands, purchased the pharmaceutical information management business from NDCHealth for $382 million in cash.

     In connection with the acquisition, the Company secured financing in the form of a new senior credit facility consisting of a $435 million Term Loan B and a $50 million revolving credit facility ("Senior Credit Facility"). The Term Loan B bears interest at a rate of LIBOR plus 2.25% or Base Rate, as defined by the Senior Credit Facility agreement, plus 1.25% and matures in seven years. The revolving credit facility has an interest rate that varies between LIBOR plus 1.50% and LIBOR plus 2.50% or between Base Rate plus 0.5% and Base Rate plus 1.50%, based on performance, and matures in five years. The Company has incurred no borrowings under the revolving credit facility. All outstanding debt of NDCHealth was retired in connection with the closing of the transaction.

     Also on January 6, 2006, the Company entered into a four-year interest rate swap agreement, in order to hedge against potential interest rate fluctuations resulting from the variable interest rate under the terms of the new senior credit facility. Pursuant to the terms of the interest rate swap, the Company is obligated to periodically pay an amount based on a fixed interest rate, and the Company will receive an amount based on a variable rate. The variable rate is based on the three-month LIBOR rate available at the time. By entering into the interest rate swap, the Company has effectively fixed the maximum interest rate that the Company will pay on a portion of the $435 million outstanding under the Credit Facility at 4.76% per annum plus the applicable spread, which is 225 basis points. The amount of the Credit Facility that is covered by the swap is $125 million in years one and two, decreasing to $100 million in year three and $75 million in year four. The interest rate swap will terminate on December 31, 2009, unless sooner terminated pursuant to its terms.

     As of December 31, 2005, the Company had incurred approximately $3.8 million of transaction costs related to the acquisition of NDCHealth that are included in other long-term assets in the Company's Consolidated Balance Sheet.

     The Company will record the acquisition using the purchase method of accounting and, accordingly, will allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES market value at the date of acquisition. The Company has not yet obtained all the information related to the fair value of acquired assets, contingent liabilities, total expenses related to the acquisition and acquisition liabilities required to finalize the purchase price allocation.

     In the first quarter of 2006, the Company will reassess the valuation allowance recorded against its deferred tax assets. This assessment will be based upon projections of taxable income for the next two years including the operations of the businesses acquired in the NCDHealth transaction. The Company anticipates releasing an additional portion of its valuation allowance in the first quarter of 2006 as a result of the assessment.

     For additional information, refer to the Company's Form S-4/A-2 filed on November 30, 2005.

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
2005
Revenue..................................  $92,030    $93,300     $94,006        $93,382
Cost of services.........................   60,037     62,470      63,089         62,776
Income from continuing operations........    9,431      7,546       9,823         10,155
Discontinued operations, net of tax......       --         --          --            414
Net income...............................    9,431      7,546       9,823         10,569(1)
Net income per common share -- basic from
  continuing operations..................     0.31       0.25        0.33           0.34
  Discontinued operations, net of tax,
     per common share....................       --         --          --           0.01
  Net income per common share -- basic...     0.31       0.25        0.33           0.35
  Shares used to compute net income per
     common share -- basic...............   30,294     29,773      29,994         30,277
Net income per common share -- diluted
  from continuing operations.............     0.29       0.23        0.29           0.29
  Discontinued operations, net of tax,
     per common share....................       --         --          --           0.01
  Net income per common
     share -- diluted....................     0.29       0.23        0.29           0.30
  Shares used to compute net income per
     common share -- diluted.............   32,552     32,410      33,792         34,792

                   PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                  QUARTER ENDED
                                           -----------------------------------------------------------
                                            MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                           -----------   ----------   ---------------   --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2004
Revenue..................................    $84,601      $88,141         $90,641          $89,408
Cost of services.........................     55,398       56,939          60,486           59,838
Income (loss) from continuing
  operations.............................      1,607       (1,387)          8,807           35,812
Discontinued operations, net of tax......       (580)       3,791            (107)             215
Net income...............................      1,027        2,404           8,700           36,027(1)
Net income (loss) per common
  share -- basic from continuing
  operations.............................       0.05        (0.04)           0.29             1.18
Discontinued operations, net of tax, per
  common share...........................      (0.02)        0.12              --             0.01
Net income per common share -- basic.....       0.03         0.08            0.29             1.19
Shares used to compute net income per
  common share -- basic..................     31,531       31,530          30,088           30,238
Net income (loss) per common share --
  diluted from continuing operations.....       0.05        (0.04)           0.27             1.10
Discontinued operations, net of tax, per
  common share...........................      (0.02)        0.12              --             0.01
Net income per common share -- diluted...       0.03         0.08            0.27             1.11
Shares used to compute net income per
  common share -- diluted................     34,200       31,530          32,168           32,511

---------------

(1) Includes the release of $2.2 million and $28.1 million of the valuation allowance against the Company's deferred tax asset resulting in an income tax benefit that was recorded in the fourth quarter of 2005 and 2004, respectively.

                           PER-SE TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO
                                         BEGINNING    COSTS AND      OTHER                   BALANCE AT
DESCRIPTION                               OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS   END OF YEAR
-----------                              ----------   ----------   ----------   ----------   -----------
YEAR ENDED DECEMBER 31, 2005 Allowance
  for doubtful accounts................    $3,600       $  891          --       $(1,143)      $3,348
YEAR ENDED DECEMBER 31, 2004 Allowance
  for doubtful accounts................    $4,795       $  603          --       $(1,798)      $3,600
YEAR ENDED DECEMBER 31, 2003 Allowance
  for doubtful accounts................    $4,288       $1,159          --       $  (652)      $4,795