Form 10-Q
period 2006-03-31
PER SE TECHNOLOGIES INC
filed 2006-05-10
CIK 878556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-19480
Per-Se Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	58-1651222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1145 Sanctuary Parkway, Suite 200 Alpharetta, Georgia (Address of principal executive offices)	30004 (Zip code)
(770) 237-4300
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐          Accelerated filer     ☑          Non-accelerated filer     ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at May 4, 2006

Common Stock $0.01 Par Value	39,016,626 shares
Non-voting Common Stock $0.01 Par Value	0 Shares

PER-SE TECHNOLOGIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 31, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2006	2005

	(In thousands, except
	par value data)
Current Assets:
Cash and cash equivalents	$35,908	$61,161
Restricted cash	43	20
Accounts receivable, billed (less allowances of $3,804 and $3,035 as of March 31, 2006, and December 31, 2005, respectively)	92,316	54,135
Accounts receivable, unbilled (less allowances of $313 as of March 31, 2006, and December 31, 2005)	436	262
Deferred income taxes — current, net	4,507	4,056
Prepaid expenses	12,363	3,004
Other	5,944	3,535

Total current assets	151,517	126,173
Property and equipment, net of accumulated depreciation	42,168	16,843
Goodwill	382,486	38,199
Other intangible assets, net of accumulated amortization	306,888	21,946
Deferred income taxes, net	29,151	26,238
Other	18,362	10,124

Total assets	$930,572	$239,523

Current Liabilities:
Accounts payable	$15,099	$5,982
Accrued compensation	24,681	15,265
Accrued expenses	57,030	17,002
Current portion of long-term debt and capital lease obligations	269	135
Deferred revenue	37,608	25,821

Total current liabilities	134,687	64,205
Long-term debt and capital lease obligations	520,495	125,490
Deferred revenue	11,137	—
Other obligations	22,347	5,312

Total liabilities	688,666	195,007

Stockholders’ Equity:
Preferred stock, no par value, 20,000 shares authorized; none issued	—	—
Common stock, voting, $0.01 par value, 200,000 shares authorized, 41,945 and 33,511 issued and 38,957 and 30,523 outstanding as of March 31, 2006, and December 31, 2005, respectively	419	335
Common stock, non-voting, $0.01 par value, 600 shares authorized; none issued	—	—
Paid-in capital	1,009,109	804,875
Accumulated deficit	(728,350)	(719,759)
Treasury stock at cost, 2,988 as of March 31, 2006, and December 31, 2005	(41,857)	(41,817)
Deferred stock unit plan obligation	1,471	1,429
Accumulated other comprehensive income (loss)	1,114	(547)

Total stockholders’ equity	241,906	44,516

Total liabilities and stockholders’ equity	$930,572	$239,523

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,

	2006	2005

	(In thousands, except
	per share data)
Revenue	$146,241	$92,030
Operating expenses:
Cost of services	101,605	60,037
Selling, general and administrative	44,460	21,140

Operating income	176	10,853
Interest expense	8,513	1,481
Interest income	(632)	(312)

(Loss) income before income taxes	(7,705)	9,684
Income tax expense	861	253

(Loss) income from continuing operations	(8,566)	9,431
Loss from discontinued operations, net of tax	(25)	—

Net (loss) income	$(8,591)	$9,431

Net (loss) income per common share-basic:
(Loss) income from continuing operations	$(0.22)	$0.31
Loss from discontinued operations, net of tax	—	—

Net (loss) income per common share-basic	$(0.22)	$0.31

Weighted average shares used in computing basic (loss) income per common share	38,414	30,294

Net (loss) income per common share-diluted:
(Loss) income from continuing operations	$(0.22)	$0.29
Loss from discontinued operations, net of tax	—	—

Net (loss) income per common share-diluted	$(0.22)	$0.29

Weighted average shares used in computing diluted (loss) income per common share	38,414	32,552

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,

	2006	2005

	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(8,591)	$9,431
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,446	3,752
Stock-based compensation expense	931	—
Amortization of deferred financing costs	553	343
Deferred income taxes	513	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, billed	(8,395)	(4,807)
Accounts receivable, unbilled	6,210	(95)
Accounts payable	1,245	598
Accrued compensation	3,005	2,798
Accrued expenses	(23,332)	(1,085)
Deferred revenue	18,898	2,270
Other, net	6,656	(43)

Net cash provided by operating activities	23,139	13,162

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(429,866)	—
Purchases of property and equipment	(3,422)	(2,552)
Software development costs	(3,901)	(2,073)
Proceeds from sale of property and equipment	—	19
Other	—	(69)

Net cash used for investing activities	(437,189)	(4,675)

Cash Flows from Financing Activities:
Treasury stock purchases	—	(9,890)
Proceeds from the exercise of stock options	1,501	1,402
Proceeds from borrowings	435,000	—
Payments of debt	(40,067)	—
Deferred financing costs	(7,662)	—
Other	25	42

Net cash provided by (used for) financing activities	388,797	(8,446)

Cash and Cash Equivalents:
Net change	(25,253)	41
Balance at beginning of period	61,161	42,422

Balance at end of period	$35,908	$42,463

Supplemental Disclosures:
Cash paid for:
Interest	$6,959	$94
Income taxes	9,797	118
Non-cash investing activity:
Common Stock issued in connection with the acquisition of NDCHealth	$197,915	$—
See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
      The accompanying condensed consolidated financial statements (interim financial statements) include the accounts of Per-Se Technologies, Inc. and its subsidiaries (“Per-Se” or the “Company”). Intercompany accounts and transactions have been eliminated.
      These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 15, 2006 (“2005 Form 10-K”). These interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The information included in this report should be read in conjunction with the 2005 Form 10-K.
      As discussed in Note 3, the Company completed the acquisition of NDCHealth Corporation (“NDCHealth”) on January 6, 2006, and has included the financial results of NDCHealth in its consolidated financial statements beginning January 6, 2006.
Note 2 — Stock-Based Compensation Plans
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The original effective date of SFAS No. 123(R) was for interim periods beginning after June 15, 2005.
      On April 14, 2005, the SEC announced the adoption of a rule that amended the compliance date for SFAS No. 123(R). The Company was required to adopt SFAS No. 123(R) no later than January 1, 2006.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all periods presented or (b) prior interim periods of the year of adoption.
      On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method described above. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for the prior period have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company’s consolidated financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s consolidated statements of income for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled or exceeded the fair market value of the underlying stock at the date of grant. However, the Company previously disclosed the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation plan in its prior period financial statement footnotes.
      As stock-based compensation expense recognized in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal year 2006, the Company accounted for stock option forfeitures as they occurred.
      The following table shows a comparison of selected line items of the accompanying financial statements for the three months ended March 31, 2006, as reported, including the effect of adoption SFAS No. 123(R) on January 1, 2006, and on a pro forma basis if the Company had continued to account for stock-based compensation as previously required by SFAS No. 123 and APB No. 25:

	As Reported	Pro Forma

	(In thousands, except
	per share data)
Loss before income taxes	$(7,705)	$(6,774)
Loss from continuing operations	$(8,566)	$(8,007)
Net loss	$(8,591)	$(8,032)
Net loss per common share:
Basic	$(0.22)	$(0.21)
Diluted	$(0.22)	$(0.21)
      The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Net income as reported	$9,431
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,263)

Pro forma net income	$8,168

Net income per common share:
Basic — as reported	$0.31

Basic — pro forma	$0.27

Diluted — as reported	$0.29

Diluted — pro forma	$0.25

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The Company has three stock option plans for employees: (i) the Second Amended and Restated Per-Se Technologies, Inc. Stock Option Plan, as amended; (ii) the Per-Se Technologies, Inc. Non-Qualified Stock Option Plan for Non-Executive Employees, as amended; and (iii) and the Per-Se Technologies, Inc. Non-Qualified Stock Option Plan for Employees of Acquired Companies, as amended. Options under all of these plans are granted at an exercise price equal to or in excess of the fair market value of the Company’s Common Stock on the date of grant. Such options generally vest over a three-to-five year period and expire eleven years after the date of grant. The total number of options available for future grants under these stock option plans was approximately 27,500 at March 31, 2006 (excluding 293,208 shares under the Per-Se Technologies, Inc. Non-Qualified Stock Option Plan for Non-Executive Employees, as amended, from which the Compensation Committee of the Company’s Board of Directors has resolved no further grants shall be made).
      The Company also has one stock option plan for non-employees who serve on the Company’s Board of Directors. This plan, the Amended and Restated Per-Se Technologies, Inc. Non-Employee Director Stock Option Plan, provides for an initial grant of 10,000 stock options upon first election or appointment to the Board and an annual grant of 10,000 stock options for each year of service thereafter. Options under this plan are granted at an exercise price equal to the average of the fair market values of the Company’s Common Stock for the five trading days prior to the date of the grant. Such options are generally fully vested as of the date of grant but not exercisable until one year after the date of grant and expire ten years after the date of grant. As of March 31, 2006, the Company had approximately 108,500 options available for future grants under this plan.
      Activity related to all stock option plans as of March 31, 2006, and for the three months then ended is summarized as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Options outstanding as of January 1	5,386	$10.86
Granted	505	$26.32
Exercised	(170)	$8.84
Canceled	(42)	$14.98

Options outstanding as of March 31	5,679	$12.26	7.06	$81,778

Options exercisable as of March 31	3,849	$9.64	5.85	$65,510

Options vested and expected to vest as of March 31	5,313	$11.88	6.88	$78,524

      The total intrinsic value of options exercised during the quarters ended March 31, 2006, and 2005, was $2.7 million and $1.3 million, respectively. The Company’s policy for issuing shares upon share option exercise is to issue new shares of Common Stock.
      The weighted-average grant-date fair value of each option granted during the three months ended March 31, 2006, and 2005, was $8.72 and $6.26, respectively.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The weighted-average grant-date fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions for grants during the three months ended March 31, 2006, and 2005:

	Three Months
	Ended
	March 31,

	2006	2005

Expected life (years)	3.27	3.26
Risk-free interest rate	4.3%	4.0%
Dividend rate	0%	0%
Expected volatility	46.7%	50.0%
      Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve for issues with a remaining term approximating the expected term. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.
      As of March 31, 2006, there was approximately $7.6 million of total unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Note 3 — Acquisitions
      The Company completed the acquisition of NDCHealth Corporation on January 6, 2006.
      Pursuant to the Company’s Agreement and Plan of Merger with NDCHealth, a Delaware corporation, dated August 26, 2005, the Company acquired 100% of the outstanding common stock of NDCHealth for $19.50 per share ($14.05 in cash and $5.45 in stock) as of January 6, 2006 (“Acquisition Date”). The Company has included the financial results of NDCHealth in its consolidated financial statements beginning January 6, 2006.
      The purchase of NDCHealth provided the Company with complementary technology solutions and services, an expanded customer base and entry into the Pharmacy market, which is a new market for Per-Se.
      The acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of January 6, 2006. The total purchase price was $727.8 million, and was comprised of:

(In thousands)
Cash paid to NDCHealth Stockholders	$515,996
Fair value of Per-Se Common Stock issued	197,915
Transaction costs	13,891

$727,802

      In connection with the acquisition, the Company issued approximately 8.3 million shares of its common stock to NDCHealth stockholders. The fair value of Per-Se Common Stock was determined for accounting purposes using an average price of $23.95 per share, which represented the average closing price of the Company’s Common Stock, over a four day period inclusive of the measurement date of the acquisition. The measurement date of the acquisition for accounting purposes was three days prior to the Acquisition Date.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

Preliminary Purchase Price Allocation
      Under purchase accounting, the total purchase price was allocated to NDCHealth’s net tangible and identifiable intangible assets based on their estimated fair values as of January 6, 2006, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation. The Company’s estimates and assumptions underlying the valuation are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, certain legal matters, income and non-income based taxes, deferred income taxes and residual goodwill.

(In thousands)
Cash	$99,985
Accounts receivable, billed	29,786
Accounts receivable, unbilled	6,383
Deferred income tax asset	96,793
Other current assets	9,892
Property and equipment	25,082
Identifiable intangible assets	289,400
Goodwill — Physician Solutions	81,825
Goodwill — Hospital Solutions	175,512
Goodwill — Pharmacy Solutions	86,925
Other long-term assets	8,249
In-process research and development	13,300
Accounts payable	(7,998)
Accrued expenses	(52,278)
Accrued compensation	(6,412)
Deferred revenue	(3,650)
Accrued restructuring and merger costs	(11,047)
Deferred income taxes	(96,793)
Other long-term obligations	(17,152)

Total purchase price	$727,802

      As of December 31, 2005, the Company had a valuation allowance against its deferred tax asset of $125.3 million due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. As a result of the acquisition of NDCHealth, the Company released approximately $84 million of its deferred tax asset valuation allowance against the goodwill resulting from the transaction to offset a deferred tax liability recorded as part of the acquisition. The majority of this liability relates to the increase in the valuation of NDCHealth’s fixed assets and identifiable intangible assets resulting from the transaction that were recorded for GAAP. Since the NDCHealth acquisition was an acquisition of stock, NDCHealth’s tax basis of the assets carries over to the Company as its tax basis. Therefore, the Company will not receive a tax benefit from the additional intangible amortization recorded for GAAP purposes. As a result of this accounting treatment for the acquisition, the Company’s taxable income relating to this acquisition will be greater than its corresponding GAAP income, which will result in the utilization of previously reserved net operating loss carryforwards corresponding to the amount of the disallowed amortization for income tax purposes. Since management believes it is more likely than not that the Company’s deferred tax asset will be realized due to the recognition of a deferred tax liability, the Company released a portion of its valuation allowance against the asset.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The Company estimates that approximately 36% of goodwill acquired will be deductible for tax purposes.

Identifiable Intangible Assets
      In performing the purchase price allocation, the Company considered, among other factors, the intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of NDCHealth’s products. The fair value of intangible assets was based, in part, on a valuation completed using an income approach. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 15% to 20%. These discount rates were determined after consideration of the Company’s rate of return on debt and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at March 31, 2006 (in thousands, except years):

		Accumulated	Net Book
Intangible Asset	Fair Value	Amortization	Value	Useful Life

Customer lists	$180,900	$2,880	$178,020	11 - 22 years
Developed technology	105,900	3,941	101,959	5 - 8 years
Trademarks	1,500	19	1,481	20 years
Noncompete agreements	1,100	138	962	2 years

	$289,400	$6,978	$282,422

      Customer lists and software support agreements and related relationships represent the underlying relationships and agreements with NDCHealth’s existing customers. Developed technology represents the value assigned to the pharmacy clearinghouse infrastructure as well as to the ePremis, Lytec and Medisoft products. Trademarks represent the estimated fair value of the Lytec and Medisoft trade names and trademarks. Noncompete agreements represent the estimated fair value of agreements with NDCHealth’s former management team members. Intangible assets are being amortized using the straight-line method.

In-Process Research and Development
      In-process research and development (“IPR&D”) represents NDCHealth’s research and development projects that had not reached a point where the product was available for general release and had no alternative future use as of the Acquisition Date. The value assigned to IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products and estimating and discounting the net cash flows resulting from the projects when completed. Purchased IPR&D relates primarily to projects associated with NDCHealth’s EnterpriseRx product ($8.6 million) and enhanced versions of ePremis ($2.8 million) and Medisoft ($1.9 million) products which had not yet reached general availability as of the Acquisition Date and had no alternative future use. IPR&D purchased in the acquisition of NDCHealth, which totaled $13.3 million, was expensed in the first quarter of 2006 in accordance with SFAS No. 141, Accounting for Business Combinations.

Deferred Revenue
      In connection with the purchase price allocation, the Company has estimated the fair value of the support obligation assumed from NDCHealth in connection with the acquisition. The estimated fair value of the support obligation and other future services was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
fulfill the support obligation were based on the historical direct costs related to providing the support services. The Company did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. As a result, in allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of NDCHealth’s January 6, 2006, deferred revenue by approximately $9.8 million to an amount representing Per-Se’s estimate of the fair value of the support obligation assumed.

Accrued Restructuring and Merger Costs
      As a part of the acquisition of NDCHealth, the Company formed a plan to restructure the NDCHealth duplicative functions with the Company’s existing business functions. Consequently, the Company included severance benefits of approximately $10.4 million in the purchase price.
      In addition, NDCHealth sold its Canadian pharmacy transaction business in 2005. As part of this transaction, NDCHealth abandoned its facility lease, which expires in 2009. Therefore, the Company assumed a liability of $0.6 million in connection with the sale of the Canadian pharmacy transaction business, which represented the expected net cash outflows associated with this lease.
      These two amounts and the related payments in the first fiscal quarter are documented in the following table (in thousands):

Total

Reserve balance, January 6, 2006	$11,047
Cost applied against the reserve	(7,315)

Reserve balance, March 31, 2006	$3,732

Pre-Acquisition Contingencies
      The Company has identified certain pre-acquisition contingencies, but has yet to conclude whether the fair values for such contingencies are determinable. If, during the purchase price allocation period, the Company is able to determine the fair value of a pre-acquisition contingency, the Company will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, the Company is unable to determine the fair value of a pre-acquisition contingency, the Company will evaluate whether to include an amount in the purchase price allocation based on whether it is probable that a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency will be included in the Company’s operating results in the period in which the adjustment is determined. The purchase price allocation period ends when the Company has all of the information that it has arranged to obtain and that is known to be obtainable, but usually does not exceed one year from the date of acquisition.

Pro Forma Financial Information
      The financial information in the table below summarizes the combined results of operations of Per-Se and NDCHealth, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented and assumes the disposition of NDCHealth’s information management business prior to such combination. Such pro forma financial information is based on the historical financial statements of Per-Se and NDCHealth. In determining such financial information, the combined historical results of Per-Se and NDCHealth were adjusted to eliminate sales and related costs of sales for NDCHealth’s information management business and for normal business transactions between Per-Se and NDCHealth.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of NDCHealth’s tangible assets and identifiable intangible assets resulting from the transaction and interest expense related to the debt issued to complete the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.
      The pro forma financial information in 2005 combines the historical results for Per-Se’s three months ended March 31, 2005, and the historical results for NDCHealth for the period from November 27, 2004, to February 25, 2005.

Three Months Ended
March 31, 2005(1)

(In thousands, except
per share data)
Revenue	$148,842
Net loss	$(4,230)
Net loss per common share — basic	$(0.11)
Net loss per common share — diluted	$(0.11)

(1)	Includes approximately $13.3 million of in-process research and development expense.
Note 4 — (Loss) Earnings Per Share
      Basic (loss) earnings per share (“EPS”) is calculated by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options. The following sets forth the computation of basic and diluted net (loss) income per share for the three months ended March 31, 2006, and 2005:

	Three Months
	Ended March 31,

	2006	2005

	(In thousands, except
	per share data)
Net (loss) income	$(8,591)	$9,431
Common shares outstanding:
Shares used in computing net (loss) income per common share — basic	38,414	30,294
Effect of potentially dilutive stock options	—	2,258

Shares used in computing net (loss) income per common share — diluted	38,414	32,552

Net (loss) income per common share:
Basic	$(0.22)	$0.31

Diluted	$(0.22)	$0.29

      Options to purchase 5.7 million shares of Common Stock during the three months ended March 31, 2006, were excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the Company’s net loss for the period.
      Options to purchase 1.1 million shares of Common Stock during the three months ended March 31, 2005, were excluded from the computation of diluted earnings per share because the exercise prices of the options

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
were greater than the average market price of the common shares, and therefore, the effect would have been antidilutive.
Note 5 — Comprehensive Income (Loss)
      The functional currency of the Company’s operations outside of the United States is the local country’s currency. Consequently, assets and liabilities of operations outside the United States are translated into dollars using exchange rates at the end of each reporting period. Revenue and expenses are translated at the average exchange rates prevailing during the period. Cumulative translation gains and losses are reported in accumulated other comprehensive loss.
      The components of comprehensive (loss) income for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Net (loss) income	$(8,591)	$9,431
Change in cumulative foreign currency translation adjustment	(171)	6
Change in cash flow hedging activities	1,490	—

Comprehensive (loss) income	$(7,272)	$9,437

      Accumulated other comprehensive income (loss) at March 31, 2006, and December 31, 2005, consists of the following components (in thousands):

	March 31,	December 31,
	2006	2005

Cumulative foreign currency translation adjustment	$(376)	$(547)
Cumulative cash flow hedging activities	1,490	—

Accumulated other comprehensive income (loss)	$1,114	$(547)

      See Note 7 — Long-Term Debt for further information on the Company’s cash flow hedging activities.
Note 6 — Legal Matters
      On April 7, 2004, a putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., was filed in the United States District Court for the Northern District of Georgia against NDCHealth and two of its former executives, as defendants. The lawsuit alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making material misrepresentations and omissions to the investing public regarding NDCHealth’s revenue recognition practices during the period from October 1, 2003, through March 31, 2004. The complaint seeks unspecified damages and the recovery of reasonable attorneys’ fees and costs. On September 1, 2004, a second amended complaint was filed. The second amended complaint added other former NDCHealth executives, as well as Ernst & Young LLP, as defendants. The second amended complaint generally alleges, among other things, that members of a purported class of stockholders who purchased NDCHealth common stock between October 1, 2003, and August 9, 2004, were damaged as a result of (i) improper revenue recognition practices in NDCHealth’s physician business unit; (ii) the failure to timely writedown NDCHealth’s investment in MedUnite, Inc.; and (iii) the improper capitalization and amortization of costs associated with software development. It alleges that, as a result of such conduct, NDCHealth’s previously issued financial statements were materially false and misleading, thereby causing the prices of NDCHealth’s common stock to be inflated artificially. It asserts violations of Section 10(b) and 20(a) of the Securities Exchange of 1934, and Rule 10b-5 thereunder and seeks

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
unspecified monetary damages and other relief. On October 13, 2004, NDCHealth and the individual defendants filed a motion to dismiss the second amended complaint. On July 27, 2005, the District Court granted the motion to dismiss without prejudice. Plaintiffs were granted leave to file a third amended complaint by August 26, 2005. On August 26, 2005, plaintiffs filed a notice appealing the dismissal to the United States Court of Appeals for the Eleventh Circuit. That appeal remains pending.
      On May 10, 2005, a complaint captioned MMI Investments, L.P. v. NDCHealth Corporation, et al., was filed in the United States District Court for the Southern District of New York against NDCHealth and certain of its former executives. The complaint generally alleges that plaintiff MMI Investments, L.P. (“MMI”) was damaged as a result of its purchases of NDCHealth common stock at artificially inflated prices from July 2003 through August 9, 2004. More specifically, the complaint alleges that defendants violated Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and committed common law fraud by materially overstating the reported financial condition of NDCHealth and issuing overly optimistic forecasts concerning NDCHealth’s financial prospects. It seeks unspecified monetary and other relief. On July 22, 2005, defendants filed a motion to dismiss MMI’s Section 10(b), Section 20(a) and common law fraud claims and/or transfer the action to the Northern District of Georgia. The parties are currently engaged in discovery.
      The Company is subject to claims, litigation and official billing inquiries arising in the ordinary course of its business. These matters include, but are not limited to, lawsuits brought by former customers with respect to the operation of the Company’s business. The Company has also received written demands from customers and former customers that have not resulted in legal action. Within the Company’s industry, federal and state civil and criminal laws govern medical billing and collection activities. These laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from federal and state healthcare payer programs.
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
Note 7 — Long-Term Debt
      On June 30, 2004, the Company issued $125 million aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2024 (the “Debentures”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. As originally issued, the Debentures were convertible into shares of the Company’s Common Stock at an initial conversion rate of 56.0243 shares per $1,000 principal amount (a conversion price of approximately $17.85) once the Company’s Common Stock share price reaches 130% of the conversion price, or a share price of approximately $23.20. In November 2004, the Company exercised its irrevocable option to pay, when due, the principal of Debentures submitted for conversion in cash rather than shares of the Company’s Common Stock. The Company will satisfy any amount above the conversion trigger price of $17.85 through the issuance of Common Stock. The Debentures mature on June 30, 2024, and are unsecured. Interest on the Debentures is payable semiannually at the rate of 3.25% per annum on June 30 and December 30 of each year, beginning on December 30, 2004. The Company may redeem the Debentures either in whole or in part beginning July 6, 2009. The holders may require the Company to repurchase the Debentures on June 30, 2009, 2014, and 2019, or upon a fundamental change, as defined in the Indenture governing the Debentures. The Company used the proceeds from issuance of the Debentures, together with cash on hand, to retire $118.8 million outstanding under a term loan, as well as to repurchase, for approximately $25 million, an aggregate of approximately 2.0 million shares of the Company’s outstanding Common Stock, at the market price of $12.57 per share, in negotiated transactions concurrently with the Debentures offering.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      On January 6, 2006, Per-Se acquired NDCHealth. In connection with the acquisition, the Company secured financing in the form of a new senior credit facility consisting of a $435 million term loan and a $50 million revolving credit facility (“Senior Credit Facility”), which replaced the Company’s prior $75 million revolving credit facility. The term loan bears interest at a rate of either LIBOR plus 2.25% or Base Rate, as defined by the Senior Credit Facility, plus 1.25% at the Company’s discretion and matures in seven years. During the first quarter of 2006, the Company elected to use LIBOR plus 2.25%. The revolving credit facility has an interest rate that varies between LIBOR plus 1.50% and LIBOR plus 2.50% or between Base Rate plus 0.5% and Base Rate plus 1.50%, based on performance, and matures in five years. The Company has the option of electing LIBOR or Base Rate. The Company has incurred no borrowings under the revolving credit facility. In conjunction with the financing transaction, the Company capitalized approximately $7.7 million in expenses, including legal and other professional fees, which are included in other long-term assets in the consolidated balance sheets.
      The Company is required to pay an annual commitment fee ranging from 0.25% to 0.50%, based on performance, of the unused capacity related to the revolving credit facility. The commitment fee range is based on the Company’s consolidated leverage ratio, as defined in the facility agreement. The Company intends to use the revolving credit facility, as needed, for future investments in operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, as needed, and other general corporate purposes.
      All obligations under the Senior Credit Facility are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally by all of the Company’s present and future domestic and material foreign subsidiaries (the “Subsidiary Guarantors”). The financial statements of the Subsidiary Guarantors have not been presented, as all subsidiaries, except for certain minor foreign subsidiaries, have provided guarantees, and the parent company does not have any significant operations or assets separate from its investment in those subsidiaries. Any non-guarantor subsidiaries are minor individually and in the aggregate to the Company’s consolidated financial statements. There are no restrictions on the Subsidiary Guarantors that would prohibit the transfer of funds or assets to the parent company by dividend or loan.
      The Senior Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a maximum leverage, maximum senior leverage, and minimum fixed charge coverage, each as defined in the Senior Credit Facility. The Company was in compliance with all applicable covenants as of March 31, 2006.
      Also on January 6, 2006, the Company entered into a four-year interest rate swap agreement, in order to hedge against potential interest rate fluctuations resulting from the variable interest rate under the terms of the new Senior Credit Facility. Pursuant to the terms of the interest rate swap, the Company is obligated to periodically pay an amount based on a fixed interest rate, and the Company will receive an amount based on a variable rate. The variable rate is based on the three-month LIBOR rate available at the time. By entering into the interest rate swap, the Company has effectively fixed the maximum interest rate that the Company will pay on a portion of the outstanding balance under the Senior Credit Facility at 4.76% per annum plus the applicable spread, which is 225 basis points. The amount of the Senior Credit Facility that is covered by the swap is $125 million in years one and two, decreasing to $100 million in year three and $75 million in year four. The interest rate swap will terminate on December 31, 2009, unless sooner terminated pursuant to its terms. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. This interest rate swap was designated as a cash flow hedge, was documented as fully effective, and was valued as an asset totaling approximately $1.5 million at March 31, 2006. The fair value of this swap arrangement is included in other long-term assets in the consolidated balance

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
sheets, and the related gains or losses are recorded, net of income tax effects, as a component of other comprehensive income.
      During the three months ended March 31, 2006, the Company retired approximately $40 million of its then-outstanding debt. The Company retired an additional $10 million in April 2006.
Note 8 — Income Taxes
      Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $0.9 million and $0.3 million for the three months ended March 31, 2006, and 2005, respectively.
      As of December 31, 2005, the Company had a valuation allowance against its deferred tax asset of $125.3 million due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. As a result of the acquisition of NDCHealth, the Company released approximately $84 million of its deferred tax asset valuation allowance against the goodwill resulting from the transaction to offset a deferred tax liability recorded as part of the acquisition. The majority of this liability relates to the increase in the valuation of NDCHealth’s fixed assets and identifiable intangible assets resulting from the transaction that were recorded for GAAP. Since the NDCHealth acquisition was an acquisition of stock, NDCHealth’s tax basis of the assets carries over to the Company as its tax basis. Therefore, the Company will not receive a tax benefit from the additional intangible amortization recorded for GAAP purposes. As a result of this accounting treatment for the acquisition, the Company’s taxable income relating to this acquisition will be greater than its corresponding GAAP income, which will result in the utilization of previously reserved net operating loss carryforwards corresponding to the amount of the disallowed amortization for income tax purposes. Since management believes it is more likely than not that the Company’s deferred tax asset will be realized due to the reversal of the deferred tax liability recorded in connection with the acquisition, the Company released a portion of its valuation allowance against the asset.
      In the first quarter of 2006, the Company reassessed the remaining valuation allowance and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006 and 2007. Accordingly, $3.4 million of the valuation allowance was released during the first quarter of 2006, of which $1.9 million was recorded to equity as additional paid-in-capital and $1.5 million was recorded as a reduction in the income tax provision for the three months ended March 31, 2006. This $3.4 million release of the valuation allowance results in a $33.7 million net deferred tax asset at March 31, 2006.
      On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method, which is the simplified method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method was used to determine the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation. Due to the Company’s history of tax net operating losses, the Company had no beginning balance in the APIC pool at the date of adoption of SFAS No. 123(R) on January 1, 2006.
      The Company uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carryforwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, the Company has a fully

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
reserved deferred tax asset of approximately $36.0 million related to tax net operating loss carryforwards for non-qualified stock option deductions. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.
Note 9 — Restructuring Expenses
      The amount of lease termination costs associated with a 1995 restructuring applied against the reserve in the three months ended March 31, 2006, is as follows:

	Reserve Balance	Costs Applied	Reserve Balance
	December 31, 2005	Against Reserve	March 31, 2006

	(In thousands)
Lease termination costs	$807	$(54)	$753
Note 10 — Segment Reporting
      The Company’s reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its three operating divisions: Physician Solutions, Hospital Solutions, and Pharmacy Solutions.
      The Physician Solutions division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides a complete outsourcing service, therefore, allowing physician groups to avoid the infrastructure investment and administrative costs in their own in-house billing office. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. Its target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice. These services help physician groups to be financially successful by improving cash flows and reducing administrative costs and burdens. Fees for these services are primarily based on a percentage of net collections on the clients’ accounts receivable. The division recognizes revenue and bills customers when the customers receive payment on those accounts receivable, which aligns the division’s interests with the interests of the physician groups it services. The division also generates revenue from one-time sales of physician practice management (“PPM”) software or monthly usage fees for software used via an Application Service Provider (“ASP”) model. The division’s revenue model is approximately 95% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business. The business of the Physician Solutions division is conducted by PST Services, Inc., a Georgia corporation, and NDCHealth Corporation, a Delaware corporation, both of which are wholly owned subsidiaries of the Company. Both of these subsidiaries do business under the name “Per-Se Technologies.”
      The Hospital Solutions division provides Connective Healthcare solutions that focus on revenue cycle and resource management to improve the financial health of hospitals and healthcare organizations. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle management offerings. The clearinghouse delivers dedicated electronic and Internet-based business-to-business solutions that focus on electronic processing of medical transactions as well as complementary transactions, such as electronic remittance advices, real-time eligibility verification and high-speed print and mail services. Other revenue cycle management solutions provide insight into a hospital’s revenue cycle inefficiencies, such as denial management. Denial management allows hospitals to identify charges denied reimbursement by a payer and to facilitate corrective actions such that claims may be resubmitted for reimbursement. Hospitals may opt to outsource portions of their revenue cycle management process to the Company, such as secondary insurance billing, or outsource their entire central billing office. The

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
division also provides resource management solutions that enable hospitals to efficiently manage resources to reduce costs and improve their bottom line. The division’s staff scheduling software efficiently plans nurse schedules, accommodating individual preferences as well as environmental factors, such as acuity levels, and can schedule all the personnel across the hospital enterprise. The division’s patient scheduling software helps effectively manage a hospital’s most expensive and profitable area, the operating room, as well as schedules patients across the enterprise. The division primarily recognizes revenue on a per-transaction basis for its revenue cycle management solutions and primarily recognizes revenue on a percentage-of-completion basis or upon software shipment for sales of its resource management software solutions. Greater than 90% of the division’s revenue is recurring due to its transaction-based business and the maintenance revenue from its substantial installed base for the revenue cycle management solutions and resource management software. The business of the Hospital Solutions division is conducted by the following wholly owned subsidiaries of the Company: Per-Se Transaction Services, Inc., an Ohio corporation; Patient Account Management Services, Inc., an Ohio corporation; PST Products, LLC, a California limited liability company; Knowledgeable Healthcare Solutions, Inc., an Alabama corporation, and NDCHealth Corporation, a Delaware corporation. All of these subsidiaries do business under the name “Per-Se Technologies.”
      The Pharmacy Solutions division provides Connective Healthcare solutions that focus on transaction clearinghouse services and point-of-service systems to improve administrative efficiencies and optimize the revenue and cash flow of retail and mail order pharmacies in the U.S. This division has a leading market position in pharmacy services and systems with connectivity to approximately 90% of the retail pharmacy stores, processing more than six billion total pharmacy transactions annually, and has systems installed in more than 20% of pharmacies in the U.S. The division’s electronic clearinghouse for pharmacy transactions provides real-time processing related to claims submission, eligibility verification, remittance advice, referral authorization, and drug formulary, as well as claim status and tracking. The division also provides value-added transaction services and claims edits that perform financial and administrative reviews on transactions to help pharmacies enhance the accuracy of submitted claims, decrease receivable days outstanding and improve labor efficiency. The division’s point-of-service systems offerings help retail and mail order pharmacies streamline workflow, improve cash flow and reduce costs while also serving as an additional source of transaction volume for the division’s electronic clearinghouse. The division’s revenue model is more than 90% recurring in nature due to the transaction-based or fixed-fee nature of its revenue in the services business and the maintenance-based nature of revenue in its systems business. The business of the Pharmacy Solutions division is conducted by NDCHealth Corporation, a Delaware Corporation d/b/a “Per-Se Technologies.”
      The Company evaluates each segment’s performance based on its segment operating income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses.
      The Hospital Solutions segment revenue includes intersegment revenue for services provided to the Physician Solutions segment, which are shown as eliminations to reconcile to total consolidated revenue.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The Company’s segment information from continuing operations is as follows:

	Three Months Ended
	March 31,

	2006	2005

	(In thousands)
Revenue:
Physician Solutions	$77,326	$67,190
Hospital Solutions	43,527	28,364
Pharmacy Solutions	29,401	—
Eliminations	(4,013)	(3,524)

	$146,241	$92,030

Segment operating expenses:
Physician Solutions	$69,179	$58,622
Hospital Solutions	35,996	21,935
Pharmacy Solutions	33,906	—
Corporate	10,997	4,144
Eliminations	(4,013)	(3,524)

	$146,065	$81,177

Segment operating income:
Physician Solutions	$8,147	$8,568
Hospital Solutions	7,531	6,429
Pharmacy Solutions	(4,505)	—
Corporate	(10,997)	(4,144)

	$176	$10,853

Interest expense	$8,513	$1,481

Interest income	$(632)	$(312)

(Loss) income before income taxes	$(7,705)	$9,684

Depreciation and amortization(1):
Physician Solutions	$4,310	$2,060
Hospital Solutions	6,811	1,596
Pharmacy Solutions	13,858	—
Corporate	467	96

	$25,446	$3,752

Capital expenditures and capitalized software development costs:
Physician Solutions	$1,419	$1,978
Hospital Solutions	3,924	2,593
Pharmacy Solutions	1,464	—
Corporate	516	54

	$7,323	$4,625

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of

	March 31,	December 31,
	2006	2005

	(In thousands)
Identifiable assets:
Physician Solutions	$187,973	$66,380
Hospital Solutions	348,974	71,482
Pharmacy Solutions	284,412	—
Corporate	109,213	101,661

	$930,572	$239,523

(1)	For the three months ended March 31, 2006, depreciation and amortization expense includes in-process research and development that was purchased as part of the NDCHealth acquisition and expensed during the first quarter. By segment, Physician Solutions includes approximately $1.9 million, Hospital Solutions includes approximately $2.8 million and Pharmacy Solutions includes approximately $8.6 million of in-process research and development expense.
Note 11 — Retirement Benefits
      In connection with the acquisition of NDCHealth, the Company assumed the NDCHealth noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan covered substantially all of the former NDCHealth employees who had met the eligibility provisions of the Plan as of May 31, 1998. The Pension Plan was closed to new participants beginning June 1, 1998, and benefit accruals for years of service ceased on July 31, 1998. Additionally, benefit accruals for compensation level increases ceased on June 30, 2003. Provisions of the Pension Plan meet the requirements of the Employee Retirement Income Security Act of 1974, as amended. The Pension Plan is approximately 68% funded.
      The liability relating to Pension Plan benefits totaled approximately $12.2 million, and is included in other obligations on the consolidated balance sheet at March 31, 2006. Net periodic pension cost for the Pension Plan during the period from January 6, 2006, (the date of the acquisition of NDCHealth) through March 31, 2006, includes the following components:

(In thousands)
Interest cost on projected benefit obligation	$536
Expected return on plan assets	(500)

Net periodic pension cost	$36

      In the first fiscal quarter of 2006, the Company made a contribution of $0.1 million. The Company anticipates making $2.0 million in additional contributions to fund the Pension Plan during the remainder of the 2006 fiscal year.

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
      The Company markets its products and services to constituents of the healthcare industry, primarily to hospital-affiliated physician practices, physician groups in academic and office-based settings, hospitals, healthcare organizations, integrated delivery networks (“IDN’s”) and retail and mail order pharmacies.
      The Physician Solutions division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides a complete outsourcing service, therefore, allowing physician groups to avoid the infrastructure investment and administrative costs in their own in-house billing office. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The division’s target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice. These services help physician groups to be financially successful by improving cash flows and reducing administrative costs and burdens. Fees for these services are primarily based on a percentage of net collections on the clients’ accounts receivable. The division recognizes revenue and bills customers when the customers receive payment on those accounts receivable, which aligns the division’s interests with the interests of the physician groups it services. The Company also generates revenue from one-time sales of physician practice management (“PPM”) software or monthly usage fees for software used via an Application Service Provider (“ASP”) model. The division’s revenue model is approximately 95% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business.
      The Hospital Solutions division provides Connective Healthcare solutions that focus on revenue cycle and resource management to improve the financial health of hospitals and healthcare organizations. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle management offerings. The clearinghouse delivers dedicated electronic and Internet-based business-to-business solutions that focus on electronic processing of medical transactions as well as complementary transactions, such as electronic remittance advices, real-time eligibility verification and high-speed print and mail services. Other revenue cycle management solutions provide insight into a hospital’s revenue cycle inefficiencies, such as denial management. Denial management allows hospitals to identify charges denied reimbursement by a payer and to facilitate corrective actions such as resubmitting for reimbursement. Hospitals may opt to outsource portions of their revenue cycle management process to the Company, such as secondary insurance billing, or outsource their entire central billing office. The division also provides resource management solutions that enable hospitals to efficiently manage resources to reduce costs and improve their bottom line. The division’s staff scheduling software efficiently plans nurse schedules, accommodating individual preferences as well as environmental factors, such as acuity levels, and can schedule all the personnel across the hospital enterprise. The division’s patient scheduling software helps effectively manage a hospital’s most expensive and profitable area, the operating room, as well as schedules patients across the enterprise. The division primarily recognizes revenue on a per-transaction basis for its revenue cycle management solutions and primarily recognizes revenue on a percentage-of-completion basis or upon software shipment for sales of its resource management software solutions. Greater than 90% of the division’s revenue is recurring due to its transaction-based business and the maintenance revenue from its substantial installed base for the revenue cycle management solutions and resource management software.

      The Pharmacy Solutions division provides Connective Healthcare solutions that focus on transaction clearinghouse services and point-of-service systems to improve administrative efficiencies and optimize the revenue and cash flow of retail and mail order pharmacies in the U.S. This division has a leading market position in pharmacy services and systems with connectivity to approximately 90% of retail pharmacy stores, processing more than six billion total pharmacy transactions annually, and has systems installed in more than 20% of pharmacies in the U.S. The division’s electronic clearinghouse for pharmacy transactions provides real-time processing related to claims submission, eligibility verification, remittance advice, referral authorization, and drug formulary as well as claim status and tracking. The division also provides value-added transaction services and claims edits that perform financial and administrative reviews on transactions to help pharmacies enhance the accuracy of submitted claims, decrease receivable days outstanding and improve labor efficiency. The division’s point-of-service systems offerings help retail and mail order pharmacies streamline workflow, improve cash flow and reduce costs while also serving as an additional source of transaction volume for the division’s electronic clearinghouse. Historically, the division has generated pharmacy systems revenue through the sale of software licenses, upgrades and recurring maintenance and support fees. The Company’s new line of systems products is being sold to customers with varying pricing and revenue models that may include per-transaction fees, a license fee plus annual maintenance or a monthly per store fee, depending on the customer. The division’s revenue model is more than 90% recurring in nature due to the transaction-based or fixed-fee nature of its revenue in the services business and the maintenance-based nature of revenue in its systems business.
General Overview
      Key Performance Indicators. Management believes the key elements for assessing the Company’s performance are the ability to generate stable and improving operating profit margins on existing business, and to generate similar or better operating profit margins on new business. An additional element is the ability to generate positive cash flow from continuing operations. In assessing the Company’s performance, adjustments are made for items the Company considers to be atypical, such as those noted below, to help ensure the analysis is performed on a consistent, comparable basis from period to period.
      NDC Health Acquisition. On August 29, 2005, Per-Se and NDCHealth Corporation (“NDCHealth”) announced that they had signed definitive agreements for the acquisition of NDCHealth, a leading provider of healthcare technology and information solutions by Per-Se. The transaction was completed on January 6, 2006. The Company now serves the healthcare industry through three divisions: Physician Solutions, Hospital Solutions and Pharmacy Solutions.
      Overview of Operating Results. Consolidated revenue for the three months ended March 31, 2006, increased approximately 59% as compared to the same period of 2005 due to the acquisition of NDCHealth and organic growth in the physician segment. Consolidated margins declined from 11.8% in the first quarter of 2005 to 0.1% in the first quarter of 2006. While the Company had improvements in profitability from organic growth and the acquisition of NDCHealth, margins were negatively impacted by several atypical items related to the acquisition and its integration, as discussed below.
      Atypical Items. The first quarter of 2006 included several atypical items, primarily related to the Company’s acquisition and integration of NDCHealth, which totaled $17.4 million. The Company recorded a non-cash expense of $13.3 million related to the write off of in-process research and development that was acquired in the purchase of NDCHealth. The Company also incurred expenses of approximately $4.1 million during the first quarter for transition and integration costs related to the NDCHealth acquisition. Offsetting these expenses was a non-cash tax benefit that the Company recorded during the quarter of approximately $1.5 million related to the partial release of its deferred tax asset valuation allowance, based on the Company’s reassessment of its future taxable income including the operations of NDCHealth.
      Adoption of SFAS No. 123(R). Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. Under that transition method, compensation cost recognized is: (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
      The Company recorded a non-cash expense of approximately $0.9 million related to the adoption of SFAS No. 123(R) for stock-based compensation in the quarter ended March 31, 2006.
      Cash Flow from Operations. The Company generated $23.1 million in cash from continuing operations during the current year quarter compared to the first quarter of 2005 of $13.2 million. During the first quarter of 2006, the Company used cash of approximately $21.6 million related to the NDCHealth acquisition and integration. The Company incurred several expenses in the quarter that negatively impacted profitability but had no impact on cash flow, including the $13.3 million write off of in-process research and development that was acquired in the purchase of NDCHealth as well as approximately $0.9 million of expenses related to the adoption of SFAS No. 123(R). Improvements in working capital year-over-year also contributed to the improvement in operating cash flow. Due to the increase in debt related to the NDCHealth acquisition, cash paid for interest in the quarter increased by approximately $6.9 million compared to the first quarter of 2005.
      Capitalization. The Company used a combination of both Common Stock and debt to fund its acquisition of NDCHealth. During January 2006, the Company issued approximately 8.3 million shares to the shareholders of NDCHealth. Additionally, the Company secured financing in the form of a new senior credit facility consisting of a $435 million term loan and a $50 million revolving credit facility. The Company has incurred no borrowings under the revolving credit facility.
      During the first quarter of 2006, the Company retired approximately $40 million in term loan debt, and in April 2006, the Company retired an additional $10 million in term loan debt.
Results of Operations

Three months ended March 31, 2006, as compared to three months ended March 31, 2005
      Revenue. Revenue classified by the Company’s reportable segments (“divisions”) is as follows:

	Three Months Ended
	March 31,

	2006	2005

	(In thousands)
Physician Solutions	$77,326	$67,190
Hospital Solutions	43,527	28,364
Pharmacy Solutions	29,401	—
Eliminations	(4,013)	(3,524)

	$146,241	$92,030

      Revenue for the Physician Solutions division increased approximately 15% in the three months ended March 31, 2006, as compared to the same period in 2005. During the first quarter of 2006, the Company acquired and included within the Physician Solutions division the results of the physician business of NDCHealth. Pricing for the division’s services and products was stable compared to the prior year period. Revenue in the division’s outsourced receivables management business, which represents approximately 88% of the division’s first quarter revenue and was not part of the NDCHealth acquisition, increased approximately 5% due to the implementation of the record net new business sold during 2005. The remainder of the growth in the quarter was attributable to the NDCHealth acquisition. Results for the first quarter of 2005 included approximately $1.5 million of revenue that was delayed from the quarter ended December 31, 2004, due to a technical problem in the claims clearinghouse. Net new business sold in the outsourced receivables management business during the first quarter of 2006 was $3 million compared to $5 million during the first quarter of 2005. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period. Net backlog at March 31, 2006, was approximately $11 million, compared to the net backlog of approximately $12 million at December 31, 2005, and approximately $5 million at March 31, 2005. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.
      Revenue for the Hospital Solutions division increased approximately 53% for the three months ended March 31, 2006, as compared to the same period in 2005. Results for the first quarter of 2006 for the Hospital Solutions division includes the results of the hospital business of NDCHealth, which was acquired on January 6, 2006, and the results of Integra Solutions, which was acquired on December 1, 2005. Revenue growth in the quarter was a result of these acquisitions. Pricing for the division’s services and products was stable compared to the prior year period. The division is continuing to penetrate both its existing customer base and reach new customers with its revenue cycle management products, particularly the conversion of the Premis customer base.
      Revenue for the Pharmacy Solutions division was approximately $29.4 million for the three months ended March 31, 2006. During the first quarter of 2006, the Company acquired the pharmacy business from NDCHealth. Volume in the network business was benefited in the quarter from the implementation of Medicare Part D on January 1, 2006, and from the increased market acceptance of new, value-added network products. The pharmacy systems business has a recurring software maintenance revenue stream and generates revenue from implementations of new customers in the quarter.
      The Hospital Solutions division revenue includes intersegment revenue for services provided to the Physician Solutions division, which is shown in Eliminations to reconcile to total consolidated revenue.
      Segment Operating Income. Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company’s divisions, is as follows:

	Three Months Ended
	March 31,

	2006	2005

	(In thousands)
Physician Solutions	$8,147	$8,568
Hospital Solutions	7,531	6,429
Pharmacy Solutions	(4,505)	—
Corporate	(10,997)	(4,144)

	$176	$10,853

      Physician Solutions’ segment operating income decreased approximately 5% in the three months ended March 31, 2006, compared to the same period in 2005, resulting in operating margins of approximately 10.5% in the three months ended March 31, 2006, versus approximately 12.8% in the same period in 2005. As compared to the first quarter of 2005, operating income increased $1.8 million in the quarter as a result of revenue growth and the acquisition of NDCHealth physician business, which historically operated at higher margins than the Company’s physician business. This increase was offset by expenses related to the acquisition of NDCHealth of approximately $0.1 million for severance and $1.9 million for the write off of in-process research and development. The first quarter of 2006 also included expenses of approximately $0.2 million related to the adoption of SFAS No. 123(R). Operating income in 2005 benefited from the recognition of approximately $1.5 million of revenue, which was delayed from the quarter ended December 31, 2004, due to a technical problem in the claims clearinghouse.
      Hospital Solutions’ segment operating income increased approximately 17% in the three months ended March 31, 2006, compared to the same period in 2005. Operating income increased $4.1 million in the quarter as a result of improvement in the business and the acquisition of the NDCHealth hospital business, which historically operated at higher margins than the Company’s revenue cycle management business for hospitals. This increase was offset by expenses related to the NDCHealth acquisition of approximately $0.1 million for severance and $2.8 million for the write off of in-process research and development as part of the NDCHealth acquisition. The first quarter of 2006 also included expenses of approximately $0.1 million related to the adoption of SFAS No. 123(R). These atypical items had a negative impact on the operating margin in the current quarter, which was 17.3%, as compared to the operating margin in the prior year period of 22.7%.
      Pharmacy Solutions’ segment operating loss was $4.5 million in the three months ended March 31, 2006. During the first quarter of 2006, the Company acquired NDCHealth’s pharmacy business. The division’s loss for the first quarter of 2006 was generated by expenses of approximately $8.6 million related to the write off of in-process research and development purchased as part of the NDCHealth acquisition. The first quarter of 2006 also included expenses of approximately $0.1 million related to the adoption of SFAS No. 123(R).
      Corporate overhead expenses, which include certain executive and administrative functions, increased approximately $6.9 million in the three months ended March 31, 2006, compared to the same period in 2005. The increase is attributable to the NDCHealth integration costs of approximately $3.9 million. Corporate also included approximately $0.5 million of expenses related to the adoption of SFAS No. 123(R).
      Interest. Interest expense was approximately $8.5 million for the three months ended March 31, 2006, as compared to $1.5 million for the same period in 2005. The increase is attributable to the issuance of approximately $435 million in term loan debt related to the NDCHealth acquisition. Interest income was approximately $0.6 million for the three months ended March 31, 2006, as compared to approximately $0.3 million for the same period in 2005.
      Income Taxes. Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $0.9 million and $0.3 million for the three months ended March 31, 2006, and 2005, respectively.
      As of December 31, 2005, the Company had a valuation allowance against its deferred tax asset of $125.3 million due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. As a result of the acquisition of NDCHealth, the Company released approximately $84 million of its deferred tax asset valuation allowance against the goodwill resulting from the transaction to offset a deferred tax liability recorded as part of the acquisition. The majority of this liability relates to the increase in the valuation of NDCHealth’s fixed assets and identifiable intangible assets resulting from the transaction that were recorded for GAAP. Since the NDCHealth acquisition was an acquisition of stock, NDCHealth’s tax basis of the assets carries over to the Company as its tax basis. Therefore, the Company will not receive a tax benefit from the additional intangible amortization recorded for GAAP purposes. As a result of this accounting treatment for the acquisition, the Company’s taxable income relating to this acquisition will be greater than its corresponding GAAP income, which will result in the utilization of previously reserved net operating loss carryforwards corresponding to the amount of the disallowed amortization for income tax purposes. Since management believes it is more likely than not that the Company’s deferred tax asset will be realized due to the reversal of the deferred tax liability recorded in connection with the acquisition, the Company released a portion of its valuation allowance against the asset.
      In the first quarter of 2006, the Company reassessed the remaining valuation allowance and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006 and 2007. Accordingly, $3.4 million of the valuation allowance was released during the first quarter of 2006, of which $1.9 million was recorded to equity as additional paid-in-capital and $1.5 million was recorded as a reduction in the income tax provision for the three months ended March 31, 2006. This $3.4 million release of the valuation allowance results in a $33.7 million net deferred tax asset at March 31, 2006.
      On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method, which is the simplified method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method was used to determine the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation. Due to the Company’s history of tax net operating losses, the Company had no beginning balance in the APIC pool at the date of adoption of SFAS No. 123(R) on January 1, 2006.
      The Company uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carryforwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, the Company has a fully reserved deferred tax asset of approximately $36.0 million related to tax net operating loss carryforwards for non-qualified stock option deductions. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.
      The Company expects to continue to have a cash tax-paying rate of between 5% and 6%. At December 31, 2005, the Company had federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $375.4 million, which consists of $346.8 million of consolidated NOLs and $28.6 million of separate return limitation NOLs. The NOLs will expire at various dates from 2006 through 2024. The change in the Company’s GAAP tax rate has no impact on the Company’s ability to recognize NOLs and will have no impact on cash flow.

Liquidity and Capital Resources
      The following table is a summary of the Company’s cash balances as of March 31, 2006, and December 31, 2005, and cash flows from continuing operations for the three months ended March 31, 2006, and 2005, (in thousands):

	March 31,	December 31,
	2006	2005

Unrestricted cash and cash equivalents	$35,908	$61,161

	Three Months Ended
	March 31,

	2006	2005

Cash provided by continuing operations	$23,139	$13,162
Cash used for investing activities from continuing operations	$(437,189)	$(4,675)
Cash provided by (used for) financing activities from continuing operations	$388,797	$(8,446)
      Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.
      Restricted cash of approximately $43,000 and $20,000 at March 31, 2006, and December 31, 2005, respectively, represent amounts collected on behalf of certain Physician Solutions and Hospital Solutions clients, a portion of which is held in trust until it is remitted to such clients.
      During the three months ended March 31, 2006, the Company generated approximately $23.1 million in cash from continuing operations as a result of increased profitability from the business segments as well as from the acquisition of NDCHealth offset by approximately $21.6 million from continuing operations was used for integration and other costs related to the NDCHealth acquisition.
      During the three months ended March 31, 2005, the Company generated approximately $13.2 million in cash from continuing operations as a result of increased profitability and the timing of payment of certain accruals.

      During the three months ended March 31, 2006, the Company used approximately $437.2 million in cash from investing activities from continuing operations, including $429.9 million used for the acquisition of NDCHealth, which is net of approximately $100.0 million of cash acquired. Approximately $7.3 million was used for capital expenditures and investment in software development costs.
      During the three months ended March 31, 2005, the Company used approximately $4.7 million in cash from investing activities from continuing operations primarily for capital expenditures and investment in software development costs.
      During the three months ended March 31, 2006, the Company generated approximately $388.8 million in cash from financing activities. The Company raised $435 million from a new senior credit facility in connection with the acquisition of NDCHealth and subsequently repaid approximately $40 million on this facility during the quarter. In conjunction with obtaining the new senior credit facility, the Company capitalized approximately $7.7 million in expenses, including legal and other professional fees, which are included in other long-term assets in the consolidated balance sheets. The Company also had proceeds from the exercise of stock options of approximately $1.5 million in the first quarter of 2006.
      On January 6, 2006, Per-Se acquired NDCHealth. In connection with the acquisition, the Company issued approximately 8.3 million shares of Common Stock to NDCHealth stockholders and secured financing in the form of a new senior credit facility consisting of a $435 million term loan and a $50 million revolving credit facility (“Senior Credit Facility”), which replaced the Company’s prior $75 million revolving credit facility. The term loan bears interest at a rate of either LIBOR plus 2.25% or Base Rate, as defined by the Senior Credit Facility, plus 1.25% at the Company’s discretion and matures in seven years. During the first quarter of 2006, the Company elected to use LIBOR plus 2.25%. The revolving credit facility has an interest rate that varies between LIBOR plus 1.50% and LIBOR plus 2.50% or between Base Rate plus 0.5% and Base Rate plus 1.50%, based on performance, and matures in five years. The Company has the option of electing LIBOR or Base Rate. The Company has incurred no borrowings under the revolving credit facility. During the three months ended March 31, 2006, the Company retired approximately $40 million of its then outstanding debt. The Company retired an additional $10 million in April 2006.
      For more information about the Company’s long-term debt, refer to “Note 7 — Long-Term Debt” in the Company’s Notes to Consolidated Financial Statements.
      During the three months ended March 31, 2005, the Company used approximately $8.4 million in cash from financing activities which included approximately $9.9 million used for the repurchase of the Company’s Common Stock which was partially offset by proceeds from the exercise of stock options of approximately $1.4 million.
      On March 9, 2005, the Company announced that the Board authorized the repurchase of up to 1 million shares of the Company’s outstanding Common Stock. Under the share repurchase program, the Company was able to repurchase shares from time to time at management’s discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. All shares repurchased were placed into treasury to be used for general corporate purposes. During the three months ended March 31, 2005, the Company repurchased approximately 810,000 shares of its outstanding Common Stock at a cost of approximately $12.4 million, of which approximately $9.9 million was paid by March 31, 2005. The Company completed the share repurchase program in April 2005 by repurchasing an additional approximately 190,000 shares of its outstanding Common Stock at a cost of approximately $3.0 million. The Company may establish new or additional share repurchase programs. The actual number and timing of shares to be repurchased will depend on market conditions and certain SEC rules. Repurchase programs may be discontinued at anytime.
      The level of the Company’s indebtedness could adversely impact the Company’s ability to obtain additional financing. A substantial portion of the Company’s cash flow from operations could be dedicated to the payment of principal and interest on its indebtedness.

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
      Other than the acquisition of NDCHealth, the Company has not experienced any material changes in the underlying components of cash generated by operating activities from continuing operations. The Company believes that the existing cash and the cash provided by operations will provide sufficient capital to fund its working capital requirements, contractual requirements, investing and financing needs.

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
      The Company has the option of entering into loans based on LIBOR or on Base Rates under the Senior Credit Facility. As such, the Company could experience fluctuations in interest rates under the Senior Credit Facility.
      In connection with the acquisition of NDCHealth on January 6, 2006, the Company secured financing in the form of a new Senior Credit Facility consisting of a $435 million term loan and a $50 million revolving credit facility. Also on January 6, 2006, the Company entered into a four-year interest rate swap agreement, in order to hedge against potential interest rate fluctuations resulting from the variable interest rate under the terms of the new senior credit facility. Pursuant to the terms of the interest rate swap, the Company is obligated to periodically pay an amount based on a fixed interest rate, and the Company will receive an amount based on a variable rate. The variable rate is based on the three-month LIBOR rate available at the time. By entering into the interest rate swap, the Company has effectively fixed the maximum interest rate that the Company will pay on a portion of the outstanding balance under the Senior Credit Facility at 4.76% per annum plus the applicable spread, which is 225 basis points. The amount of the Senior Credit Facility that is covered by the swap is $125 million in years one and two, decreasing to $100 million in year three and $75 million in year four. The interest rate swap will terminate on December 31, 2009, unless sooner terminated pursuant to its terms.
      The floating rate debt outstanding under the term loan, which is not subject to the above referenced interest rate swap agreement, subjects the Company to risk resulting from changes in short-term interest rates. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to the Company’s floating rate debt at March 31, 2006 would be approximately $2.8 million.

Exchange Rate Sensitivity
      The majority of the Company’s sales and expenses are denominated in U.S. dollars. As a result, the Company has not experienced any significant foreign exchange gains or losses to date. The Company conducts only limited transactions in foreign currencies and does not expect material foreign exchange gains or losses in the future. The Company does not engage in any foreign exchange hedging activities.

Item 4.	Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures
      In connection with the evaluation of the Company’s disclosure controls and procedures required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (b) accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Control System Limitations; NDCHealth Material Weaknesses
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
      It should be noted, further, that prior to the acquisition of NDCHealth by the Company, NDCHealth’s former management and its independent registered public accounting firm identified three “material weaknesses” in NDCHealth’s internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of May 27, 2005, NDCHealth’s former management identified the following material weaknesses in NDCHealth’s internal control over financial reporting:

Revenue Recognition and Billing Processes
      NDCHealth’s former management concluded that material weaknesses existed in documentation and procedures relating to its revenue recognition and billing processes that resulted in more than a remote likelihood that a material misstatement of its financial statements would not be prevented or detected.
      Specific control deficiencies identified relating to revenue recognition and billing processes included:

•	The lack of policy, procedures and personnel with the skills and experience to properly evaluate and record revenue for multi-element arrangements, specifically relating to the contract review process, evidence of delivery, and establishing fair value where applicable;

•	Lack of controls over recording of certain credit card transactions relating to credit card chargebacks and rejects;

•	Lack of controls over the authorization of credit memos and their classification between sales allowance and bad debt;

•	Inconsistent management review and approval of journal entries and account reconciliations relating to recording of unbilled accounts receivable; and

•	Lack of documented controls and review procedures over timely and accurate billing of customers.

Financial Statement Close Process
      NDCHealth’s former management also concluded that material weaknesses existed in documentation and procedures relating to its financial statement close process that resulted in more than a remote likelihood that a material misstatement of its financial statements would not be prevented or detected.
      Specific control deficiencies identified relating to the financial statement close process included:

•	Lack of adequate policies and procedures with respect to journal entries and account reconciliations, including insufficient supporting detail and inconsistent evidence of management review;

•	Lack of sufficient personnel with appropriate skills and experience to properly prepare journal entries and account reconciliations and to do so in a timely manner;

•	Lack of documented controls over the preparation of financial statement footnotes and the calculation of earnings per share, including consistent first level management review for accuracy, completeness, and compliance with generally accepted accounting principles; and

•	Lack of policy, procedures, and controls including review and approval procedures to ensure that financial statements for external purposes were prepared in accordance with generally accepted accounting principles including periodic in-depth review of the proper application of generally accepted accounting principles to the specific facts and circumstances of each of NDCHealth’s businesses.

Income Taxes
      NDCHealth’s former management also concluded that a material weakness existed in accounting for income taxes that resulted in more than a remote likelihood that material misstatement of its financial statements would not be prevented or detected.
      Specifically, there was a lack of procedures and controls related to the preparation and review of the tax provision designed to ensure that the deferred tax provision and deferred tax asset and liability balances were accurate and determined in accordance with generally accepted accounting principles.

Remediation Measures for Identified NDCHealth Material Weaknesses
      Prior to the acquisition, NDCHealth’s former management undertook steps designed to remediate the weaknesses described above, including the following:

•	The NDCHealth account reconciliation process was redesigned to provide better support for account balances and to ensure all significant accounts were reconciled as a part of the quarter end close process;

•	Addition of accounting staff with the technical accounting skill and experience to review and properly record revenue for complex, multi-element agreements in accordance with generally accepted accounting principles;

•	Performing daily reconciliations of credit card transactions;

•	Enforcing company policy on authorization of credit memos and the completeness of information needed for proper classification;

•	Expanding analytic and review procedures at each quarter end in support of footnote disclosures;

•	Providing more focus on income taxes; and

•	Implementing a cash-on-delivery recognition process with regard to revenue recognition in the physician practice management services and the pharmaceutical information businesses.
      Further, a portion of the material weakness regarding revenue recognition and billing processes was attributable to the pharmaceutical information business which was sold to Wolters Kluwer Health prior to the Company’s acquisition of NDCHealth. In addition, the Company has implemented changes to the internal control structure of the acquired business operations as set forth below under the caption “Changes in Internal Control Over Financial Reporting.”
      While the Company’s management believes that the material weaknesses previously identified with respect to the internal controls of the acquired business operations have been remediated sufficiently to make the conclusion set forth above regarding the effectiveness of the Company’s disclosure controls and procedures, it should be noted that the Company has not fully tested the effectiveness of internal controls within the acquired business operations, and, therefore, there can be no assurance that the identified internal control weaknesses have been remediated or that additional weaknesses in such controls will not be found upon further testing.

Changes in Internal Control Over Financial Reporting
      In connection with the evaluation of changes in the Company’s internal control over financial reporting required by Rule 13a-15(d) under the Exchange Act, management identified the following changes that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	On January 6, 2006, following NDCHealth’s sale of its pharmaceutical information management business to Wolters Kluwer Health, the Company completed the acquisition of NDCHealth and its physician, hospital and pharmacy businesses and immediately implemented a new operating and management structure for the Company. That acquisition and the Company’s new operating and management structure have materially affected and are reasonably likely to materially affect the Company’s internal control over financial reporting. For example, as a result of the acquisition, NDCHealth’s legacy financial reporting systems and billing platforms and operation systems became a material part of the Company’s internal controls over financial reporting.

•	Management has devoted significant attention and resources during the quarter to integrating NDCHealth’s business practices and operations with those of the Company. The integration of the acquired business operations into the Company has also materially affected and is reasonably likely to materially affect the Company’s internal control over financial reporting. For example, during the pendency of such integration certain NDCHealth legacy financial reporting processes and functions have continued to be performed in a similar manner as prior to the acquisition, including purchasing, accounts payable, payroll, benefits, billing, revenue recognition, calculation of accruals, reserves and allowances, posting of journal entries in the former NDCHealth financial reporting system, and performing month-end reconciliation and close procedures for that financial reporting system.

•	The Company has implemented and installed internal controls and procedures regarding tax accounting into the acquired business operations.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
      The information required by this Item is included in “Note 6 — Legal Matters” of Notes to Consolidated Financial Statements in Item 1 of Part I.

Item 1A.	Risk Factors
Cautionary Statement Regarding Forward-Looking Statements
      This report and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements reflect management’s current expectations, estimates, projections and assumptions with respect to the future and include, in particular, any statement relating to future revenues, income, earnings per share, capital expenditures, obligations, capital structure, prospects, plans and objectives. Statements in this report and the documents incorporated by reference herein that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by the Reform Act. Words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Actual future results and trends may differ materially from what is suggested by forward-looking statements due to a variety of factors, including without limitation the risks described below under the caption “Factors That May Affect Future Results of Operations, Financial Condition or Business,” and the following:

•	demand for and market acceptance of new and existing products and services;

•	successful development of new products and services;

•	the timing of new product and service introductions;

•	pricing pressures and other competitive factors;

•	product and service obsolescence;

•	the ability to develop and implement new technologies and to obtain protection for the related intellectual property;

•	the prospect of changes in laws and regulations governing the Company’s business;

•	the uncertainties of litigation; and

•	costs related to integrating NDCHealth’s business practices and operations with those of the Company.
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
Factors That May Affect Future Results of Operations, Financial Condition or Business
      Per-Se provides the following risk factor disclosures in connection with its continuing efforts to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. In addition to the matters addressed above in the section entitled “Cautionary Statement Regarding Forward-Looking Statements,” the following important factors currently known to management could cause actual results to differ materially from those in forward-looking statements.

      As discussed above in Item 1, on January 6, 2006, Per-Se completed its acquisition of NDCHealth. These risk factor disclosures include a number of risk factors relating to that acquisition.

The Company’s businesses are highly competitive, and an inability to successfully compete for business could adversely affect the company.
      The physician receivables management outsourcing business is highly competitive. The Company competes with regional and local physician reimbursement organizations as well as physician groups that provide their own business management services in-house. Potential industry and market changes that could adversely affect the Company’s ability to compete for receivables management outsourcing services include an increase in the number of local, regional or national competitors providing comparable services and new alliances between healthcare providers and third-party payers in which healthcare providers are employed by such third-party payers.
      The business of providing services and solutions to hospitals for both revenue cycle and resource management is also highly competitive. The Company competes with traditional electronic data interface companies, outsourcing companies and specialized software vendors with national, regional and local bases. Some competitors have longer operating histories and greater financial, technical and marketing resources than us. The Company’s successful competition within this industry is dependent on industry and market changes.
      The business of providing value-added claims processing and pre- and post-editing services to retail pharmacies is highly competitive. The Company competes not only with independent providers of similar systems and services, but also with customers’ and potential customers’ internal resources that provide similar services. Successful competition within this industry is dependent on a number of industry and market conditions including functionality of products and services, price, quality and innovation. In addition, some of the Company’s competitors may have greater access to capital and marketing and technological resources, and the Company cannot guarantee that it will be able to compete successfully with them.

The markets for the Company’s services and solutions are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and an inability to keep pace could adversely affect the Company.
      The markets for the Company’s services and solutions are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company’s ability to keep pace with changes in the healthcare industry may be dependent on a variety of factors, including the Company’s ability to:

•	enhance existing products and services;

•	introduce new products and services quickly and cost effectively;

•	achieve market acceptance for new products and services; and

•	respond to emerging industry standards and other technological changes.
      Competitors may develop competitive products that could adversely affect the Company’s operating results. It is possible that the Company will be unsuccessful in refining, enhancing and developing the Company’s technology. The costs associated with refining, enhancing and developing these systems may increase significantly in the future. Existing software and technology may become obsolete as a result of ongoing technological developments in the marketplace.

The healthcare marketplace is characterized by consolidation, which may result in fewer potential customers for the Company’s services.
      In general, consolidation initiatives in the healthcare marketplace may result in fewer potential customers for the Company’s services. Some of these types of initiatives include employer initiatives such as creating group purchasing cooperatives (“GPOs”); provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts; and integration among hospitals and physicians into comprehensive delivery systems. Consolidation of management and billing services through integrated delivery systems may result in a decrease in demand for the Company’s business management outsourcing services for particular physician practices. In addition, consolidation among the Company’s customers may result in such customers having greater leverage, which could adversely affect the price the Company is able to charge for the Company’s products.

The healthcare industry is highly regulated, which may increase the Company’s costs of operation or have a material adverse effect on the Company’s businesses.
      The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act of 1997 and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect the Company’s businesses. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s products and services.
      Medical billing and collection activities are governed by numerous federal and state civil and criminal laws. Federal and state regulators use these laws to investigate healthcare providers and companies that provide billing and collection services, or that provide consulting services in connection with billing and collection activities. Such laws also could potentially be used to bring enforcement actions against companies like Per-Se that provide software and other services used by healthcare providers to support their billing and collection activities. In connection with these laws, the Company may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us, and the Company may be excluded from Medicare, Medicaid or other government-funded healthcare programs. In the past, Per-Se has been the subject of federal investigations relating to the Company’s billing and collection activities, and the Company may become the subject of future false claims litigation or additional investigations. Any such proceeding or investigation could have a material adverse effect on the Company’s businesses.
      The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for, or recommending the lease, purchase, order or arrangement for, any item, good, facility or service covered by these programs. The anti-kickback law is broad and may apply to some of the Company’s activities and its relationships with customers or business partners. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. The Company carefully reviews its business practices in an effort to ensure that it complies with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied. Any determination by a state or federal regulatory agency that any of these practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of the Company’s businesses.
      Numerous federal and state civil and criminal laws govern the collection, use, storage and disclosure of health information for the purpose of safeguarding the privacy and security of such information. Federal or state governments may impose penalties for noncompliance, both criminal and civil. Persons who believe their health information has been misused or disclosed improperly may bring claims against us or the Company’s customers seeking monetary damages.

      Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), final rules have been published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. The Company has incurred and will continue to incur costs to comply with these rules. Although management believes that future compliance costs will not have a material impact on the Company’s results of operations, compliance with these rules may prove to be more costly than anticipated. Failure to comply with such rules may have a material adverse effect on the Company’s businesses and may subject us to civil and criminal penalties as well as loss of customers.
      Per-Se relies upon third parties to provide data elements to process electronic medical claims in a HIPAA-compliant format. While Per-Se believes it is fully and properly prepared to process electronic medical claims in a HIPAA-compliant format, there can be no assurance that third parties, including healthcare providers and payers, will likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA’s standards. If payers reject electronic medical claims and such claims are processed manually rather than electronically, there could be a material adverse affect on the Company’s businesses. The Company has made and expects to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA’s impact may require us to make investments in new products or charge higher prices.
      Passage of HIPAA is part of a wider healthcare reform initiative. The Company expects that the debate on healthcare reform will continue. The Company also expects that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. We cannot predict whether the government will enact new legislation and regulations, and, if enacted, whether such new developments will affect the Company’s businesses.
      Payment restrictions by governmental and private payers and the use of measures such as payment bundling, medical necessity edits, and post-payment audits may decrease revenue to the Company’s provider clients and consequently, decrease revenue derived by the Company and increase the cost of services.

The trading price of the Company’s common stock may be volatile and may negatively affect your investment.
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
      Per-Se has increased its long-term debt from approximately $125 million to approximately $520 million. If unable to make the required debt payments, Per-Se could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The ability of Per-Se to make payments on its debt obligations will depend on the Company’s future operating performance, which may be affected by conditions beyond the Company’s control.

The agreements governing Per-Se’s debt limit the Company’s financial and operating flexibility.
      Per-Se’s debt agreements contain restrictive covenants that limit its financial and operating flexibility. Those agreements contain restrictions regarding, among other things:

•	incurring additional indebtedness or guarantee obligations;

•	declaring or paying dividends and other distributions;

•	prepaying or modifying the terms of indebtedness;

•	creating liens;

•	making capital expenditures;

•	making investments or acquisitions;

•	entering into acquisitions or consolidations;

•	making sales of assets; and

•	engaging in transactions with affiliates.
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

Loss of key management could adversely affect the Company’s business.
      The success of Per-Se is materially dependent upon its key managers and, in particular, upon the continued services of Philip M. Pead, Per-Se’s Chairman, President and Chief Executive Officer. In addition, Per-Se does not carry key employee insurance on Mr. Pead or other members of management. The combined company’s future business and financial results could be adversely affected if the services of Mr. Pead or other key managers cease to be available.

Per-Se may be unable to successfully integrate the businesses of Per-Se and NDCHealth and may be unable to realize the anticipated benefits of the acquisition.
      Per-Se is required to devote significant management attention and resources to integrating NDCHealth’s business practices and operations with those of Per-Se. Potential difficulties that the Company may encounter in the integration process include the following:

•	the inability to achieve the cost savings and operating synergies anticipated in the acquisition, including a reduction in costs associated with the acquisition;

•	complexities associated with managing the geographic scope of the combined businesses, coupled with those of consolidating multiple physical locations where management may determine consolidation is desirable;

•	integrating personnel from diverse corporate cultures while maintaining focus on providing consistent, high quality customer service; and

•	potential unknown liabilities and increased costs associated with the acquisition.
      The process of integrating operations could cause a disruption of, or loss of momentum in, the activities of the combined business, the loss of key personnel and/or the loss of key or large customers. In addition, customer contracts of NDCHealth contain provisions that may permit the customer to terminate the contract as a result of the acquisition. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations could have an adverse effect on business and financial results.
      The integration process may result in additional and unforeseen expenses, and the anticipated benefits of such integration plans may not be realized.

If Per-Se is unable to manage its growth profitably, its business and financial results could suffer.
      Over the past several years, each of Per-Se and NDCHealth has engaged in the identification of and competition for, growth and expansion opportunities. The Company’s future financial results depend in part on managing growth profitably. Management needs to maintain existing customers and attract new customers, recruit, train, retain and effectively manage employees as well as expand operations, customer support and financial control systems. If Per-Se is unable to manage its growth profitably, its business and financial results could suffer.

As part of the acquisition, Per-Se and NDCHealth entered into, and are bound by the terms of, long-term data sharing agreements with Wolters Kluwer that place certain restrictions on the Company’s ability to sell certain products to third parties and compete in certain markets.
      In connection with the completion of the acquisition and the related sale of NDCHealth’s information management business to Wolters Kluwer, Per-Se and NDCHealth entered into long-term data sharing agreements with Wolters Kluwer, pursuant to which Per-Se and NDCHealth will share with, and receive from Wolters Kluwer, certain specified information used in their respective businesses for the consideration specified in these agreements. Those agreements provide, among other things, that Per-Se and NDCHealth will sell certain information exclusively to Wolters Kluwer, and that neither Per-Se nor NDCHealth will compete with Wolters Kluwer with respect to certain uses of data purchased by, or sold by, Wolters Kluwer in specified markets for various time periods set forth in those agreements. In addition, the stock purchase agreement with Wolters Kluwer prohibits NDCHealth from competing with Wolters Kluwer in the provision of certain products and services to specified markets traditionally served by NDCHealth’s information management business for five years from the closing of that transaction. These restrictions and limitations will limit the types of products and customers to whom the Company can market such products and could have a material and adverse impact on the Company’s operating and financial results.
      Additionally, because the healthcare marketplace is rapidly changing, it is difficult to predict whether the data sharing agreements will be favorable to us over the full 20-year term of the agreements. In the event those agreements prove to be unfavorable to us, they could have a long-term negative impact on the Company’s results of operations.

The Company is regularly involved in litigation, which may expose us to significant liabilities.
      The Company is involved in litigation arising in the ordinary course of business, which may expose us to loss contingencies. These matters include, but are not limited to, claims brought by former customers with respect to the operation of the Company’s businesses. The Company has also received written demands from customers and former customers that have not yet resulted in legal action.
      NDCHealth is a named defendant in certain other lawsuits, including a putative securities class-action lawsuit, captioned Garfield v. NDCHealth Corporation, et. al. The complaint in that action generally alleged, among other things, that members of a purported class of stockholders who purchased NDCHealth common stock between August 21, 2002, and August 9, 2004, were damaged as a result of (i) improper revenue recognition practices in NDCHealth’s physician business unit; (ii) the failure to timely write-down NDCHealth’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, NDCHealth’s previously issued financial statements were materially false and misleading, thereby causing the price of NDCHealth’s common stock to be inflated artificially. The second amended complaint asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, and seeks unspecified monetary damages and other relief. A U.S. federal district court judge granted NDCHealth’s motion to dismiss these claims on July 27, 2005. The plaintiffs have appealed this decision to the 11th Circuit Court of Appeals, and that appeal is pending.
      NDCHealth is also a defendant in a private securities lawsuit filed by MMI Investments, a former stockholder of NDCHealth. This lawsuit is generally based on the same allegations contained in the securities class-action lawsuit. The parties to this lawsuit are currently engaged in discovery.
      The Company may not be able to successfully resolve such legal matters, or other legal matters that may arise in the future. In the event of an adverse outcome with respect to such legal matters or other legal matters in which the Company may become involved, the Company’s insurance coverage may not fully cover resulting losses. Although the Company maintains insurance coverage in amounts that the Company believes are sufficient, such coverage may prove to be inadequate or may become unavailable on acceptable terms, if at all. A successful claim brought against the Company that is uninsured or under-insured, could materially harm the Company’s businesses, results of operations or financial condition.

Per-Se and NDCHealth are each the subject of separate SEC investigations, the resolution of which could have a material adverse effect on the combined companies.
      On April 4, 2005, Per-Se announced that it had been notified by the SEC staff of the issuance of an order of investigation, which Per-Se believes relates to allegations of wrongdoing made by a former employee in 2003. These allegations were the subject of a prior investigation by the audit committee of Per-Se’s board of directors and an outside accounting firm that resulted in the performance of extensive additional procedures. Per-Se has produced documents and provided testimony relating to these allegations to the SEC.
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

Prior to its acquisition by Per-Se, NDCHealth identified material weaknesses in its internal control over financial reporting. If such deficiencies persist or if additional weaknesses are discovered, the combined company may not be able to accurately report its financial results and management may not be able to conclude that the Company’s internal control over financial reporting is effective.
      NDCHealth’s former management and its independent registered public accounting firm identified three “material weaknesses” in its internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of May 27, 2005, the date of NDCHealth’s fiscal year end, NDCHealth’s former management concluded that NDCHealth’s documentation and procedures relating to (1) the revenue recognition and billing processes, (2) the financial statement close process and (3) NDCHealth’s accounting for income taxes resulted in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. For a more detailed description of these identified weaknesses see Part I, Item 4., Controls and Procedures, above.
      Prior to the acquisition, NDCHealth’s former management undertook steps designed to remediate the weaknesses discussed above, and, subsequent to the acquisition, the Company has implemented changes to the internal control structure of the acquired business operations as set forth above in Part I, Item 4 under the caption “Changes in Internal Control Over Financial Reporting.” Further, a portion of the material weakness regarding revenue recognition and billing processes was attributable to the pharmaceutical information business that was sold to Wolters Kluwer Health prior to the acquisition. While the Company’s management believes that the material weaknesses previously identified with respect to the internal control of the acquired business operations have been remediated sufficiently to make the conclusion set forth in Part I, Item 4 regarding the effectiveness of the Company’s disclosure controls and procedures, it should be noted that the Company has not fully tested the effectiveness of internal control within the acquired business operations, and, therefore, there can be no assurance that the identified weaknesses have been remediated or that additional weaknesses in such controls will not be found upon further testing.
      Any such weaknesses could result in a material misstatement of the Company’s financial statements and could adversely impact the accuracy and future timeliness of the Company’s financial reports filed pursuant to the Exchange Act. As a result, current and potential stockholders could lose confidence in the Company’s financial reporting, which could harm the trading price of the Company’s common stock.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Company held a Special Meeting of Stockholders on January 5, 2006, to vote on a proposal to approve the issuance of shares of the Company’s common stock in connection with the Company’s acquisition of NDCHealth Corporation. That proposal was approved. The votes cast were 25,915,216 for, 110,087 against, and 15,830 abstained.

Item 6.	Exhibits
      (A) Exhibits

Exhibit
Number

Document

2.1	—	Agreement and Plan of Merger, dated as of August 26, 2005, among Registrant, Royal Merger Co. and NDCHealth Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 30, 2005). (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a copy of any of these materials to the Securities and Exchange Commission upon request).
2.2	—	Stock Purchase Agreement, dated as of August 26, 2005, among Wolters Kluwer Health, Inc., NDC Health Information Services (Arizona). Inc., and NDCHealth Corporation (incorporated herein by reference to Exhibit 2.1 to NDCHealth Corporation’s Current Report on Form 8-K filed on August 29, 2005). (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a copy of any of these materials to the Securities and Exchange Commission upon request).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2005).
4.1	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates). (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.2	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report of Form 10-Q for the quarter ended March 31, 2000).
4.3	—	Second Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of December 6, 2001, to be effective as of March 6, 2002 (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2001).
4.4	—	Third Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number

Document

4.5	—	Fourth Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of February 18, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
4.6	—	Fifth Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of August 26, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 26, 2005).
4.7	—	Indenture dated as of June 30, 2004, between Registrant and U.S. Bank National Association, as Trustee, relating to Registrant’s 3.25% Convertible Subordinated Debentures Due 2024 (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.1	—	Amended and Restated Credit Agreement, dated as of January 6, 2006, among Registrant, certain domestic subsidiaries of Registrant, Bank of America, N.A., Wachovia Bank, National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 12, 2006).
10.2	—	Data Supply and Services Agreement, dated as of January 6, 2006, among NDC Health Information Services (Arizona). Inc., NDCHealth Corporation and Registrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 12, 2006).
10.3	—	Retail Informatics Data and Services Agreement, dated as of January 6, 2006, between NDC Health Information Services (Arizona). Inc. and NDCHealth Corporation(incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 12, 2006).
10.4	—	Per-Se Technologies, Inc. 2006 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 7, 2006).
31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a). and 15d-14(a)., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a). and 15d-14(a)., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Per-Se Technologies, Inc.
(Registrant)

By:	/s/ Chris E. Perkins

Chris E. Perkins
Executive Vice President,
Chief Operating Officer and
Interim Chief Financial Officer

By:	/s/ Richard A. Flynt

Richard A. Flynt
Senior Vice President and Corporate Controller
(Principal Accounting Officer)
Date: May 10, 2006

INDEX TO EXHIBITS

Exhibit
Number

Document

2.1	—	Agreement and Plan of Merger, dated as of August 26, 2005, among Registrant, Royal Merger Co. and NDCHealth Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 30, 2005) (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a copy of any of these materials to the Securities and Exchange Commission upon request).

2.2	—	Stock Purchase Agreement, dated as of August 26, 2005, among Wolters Kluwer Health, Inc., NDC Health Information Services (Arizona) Inc., and NDCHealth Corporation (incorporated herein by reference to Exhibit 2.1 to NDCHealth Corporation’s Current Report on Form 8-K filed on August 29, 2005) (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a copy of any of these materials to the Securities and Exchange Commission upon request).

3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).

3.2	—	Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2005).

4.1	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates) (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).

4.2	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report of Form 10-Q for the quarter ended March 31, 2000).

4.3	—	Second Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of December 6, 2001, to be effective as of March 6, 2002 (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2001).

4.4	—	Third Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).

4.5	—	Fourth Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of February 18, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).

4.6	—	Fifth Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of August 26, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 26, 2005).

4.7	—	Indenture dated as of June 30, 2004, between Registrant and U.S. Bank National Association, as Trustee, relating to Registrant’s 3.25% Convertible Subordinated Debentures Due 2024 (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.1	—	Amended and Restated Credit Agreement, dated as of January 6, 2006, among Registrant, certain domestic subsidiaries of Registrant, Bank of America, N.A., Wachovia Bank, National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 12, 2006).

10.2	—	Data Supply and Services Agreement, dated as of January 6, 2006, among NDC Health Information Services (Arizona) Inc., NDCHealth Corporation and Registrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 12, 2006).

10.3	—	Retail Informatics Data and Services Agreement, dated as of January 6, 2006, between NDC Health Information Services (Arizona) Inc. and NDCHealth Corporation(incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 12, 2006).

Exhibit
Number

Document

10.4	—	Per-Se Technologies, Inc. 2006 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 7, 2006).

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.