Form 10-Q
period 2006-06-30
PER SE TECHNOLOGIES INC
filed 2006-08-08
CIK 878556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-19480

Per-Se Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	58-1651222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1145 Sanctuary Parkway, Suite 200 Alpharetta, Georgia	3004 (Zip code)
(Address of principal executive offices)

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

Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at July 28, 2006

Common Stock $0.01 Par Value	39,100,025 shares
Non-voting Common Stock $0.01 Par Value	0 shares

PER-SE TECHNOLOGIES, INC.

FORM 10-Q
For the Fiscal Quarter Ended June 30, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005
	(In thousands, except
	par value data)

Current Assets:
Cash and cash equivalents	$26,867	$61,161
Accounts receivable (less allowances of $5,131 and $3,348 as of June 30, 2006, and December 31, 2005, respectively)	96,158	54,397
Deferred income taxes — current, net	4,507	4,056
Prepaid expenses	11,662	3,004
Other	5,227	3,555

Total current assets	144,421	126,173
Property and equipment, net of accumulated depreciation	41,669	16,843
Goodwill	382,952	38,199
Other intangible assets, net of accumulated amortization	303,030	21,946
Deferred income taxes, net	29,151	26,238
Other	20,330	10,124

Total assets	$921,553	$239,523

Current Liabilities:
Accounts payable	$8,732	$5,982
Accrued compensation	17,978	15,265
Accrued expenses	55,379	17,002
Current portion of long-term debt and capital lease obligations	240	135
Deferred revenue — current	37,984	25,821

Total current liabilities	120,313	64,205
Long-term debt and capital lease obligations	510,448	125,490
Deferred revenue	10,096	—
Other obligations	22,122	5,312

Total liabilities	662,979	195,007

Stockholders’ Equity:
Preferred stock, no par value, 20,000 shares authorized; none issued	—	—
Common stock, voting, $0.01 par value, 200,000 shares authorized, 42,068 and 33,511 issued and 39,080 and 30,523 outstanding as of June 30, 2006, and December 31, 2005, respectively	421	335
Common stock, non-voting, $0.01 par value, 600 shares authorized; none issued	—	—
Paid-in capital	1,017,052	804,875
Accumulated deficit	(720,542)	(719,759)
Treasury stock at cost, 2,988 as of June 30, 2006, and December 31, 2005	(41,899)	(41,817)
Deferred stock unit plan obligation	1,507	1,429
Accumulated other comprehensive income (loss)	2,035	(547)

Total stockholders’ equity	258,574	44,516

Total liabilities and stockholders’ equity	$921,553	$239,523

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Revenue	$152,673	$93,300	$298,914	$185,330

Operating expenses:
Cost of services	86,746	62,470	188,351	122,507
Selling, general and administrative	44,530	21,974	88,990	43,114

Operating income	21,397	8,856	21,573	19,709
Interest expense	8,562	1,448	17,075	2,929
Interest income	(482)	(336)	(1,114)	(648)

Income before income taxes	13,317	7,744	5,612	17,428
Income tax expense	5,460	198	6,321	451

Income (loss) from continuing operations	7,857	7,546	(709)	16,977
Loss from discontinued operations, net of tax	(49)	—	(74)	—

Net income (loss)	$7,808	$7,546	$(783)	$16,977

Net income (loss) per common share — basic:
Income (loss) from continuing operations	$0.20	$0.25	$(0.02)	$0.57
Loss from discontinued operations, net of tax	—	—	—	—

Net income (loss) per common share — basic	$0.20	$0.25	$(0.02)	$0.57

Weighted average shares used in computing basic earnings per share	39,025	29,773	38,721	30,032

Net income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.18	$0.23	$(0.02)	$0.52
Loss from discontinued operations, net of tax	—	—	—	—

Net income (loss) per common share — diluted	$0.18	$0.23	$(0.02)	$0.52

Weighted average shares used in computing diluted earnings per share	44,078	32,410	38,721	32,480

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(783)	$16,977
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,396	7,539
Stock-based compensation expense	2,703	—
Amortization of deferred financing costs	1,108	683
Deferred income taxes	5,385	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	(5,894)	(5,551)
Accounts payable	(4,810)	156
Accrued compensation	(3,714)	6,603
Accrued expenses	(26,062)	(2,082)
Deferred revenue	18,233	1,639
Other, net	6,313	(3,352)

Net cash provided by operating activities	29,875	22,612

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(429,835)	—
Purchases of property and equipment	(6,312)	(4,529)
Software development costs	(8,595)	(3,373)
Other	—	(163)

Net cash used for investing activities	(444,742)	(8,065)

Cash Flows from Financing Activities:
Treasury stock purchases	—	(15,404)
Proceeds from the exercise of stock options	2,897	4,600
Proceeds from borrowings	435,000	—
Payments of debt	(50,134)	(9)
Deferred financing costs	(7,662)	—
Other	472	10

Net cash provided by (used for) financing activities	380,573	(10,803)

Cash and Cash Equivalents:
Net change	(34,294)	3,744
Balance at beginning of period	61,161	42,422

Balance at end of period	$26,867	$46,166

Supplemental Disclosures:
Cash paid for:
Interest	$16,074	$2,291
Income taxes	10,278	413
Non-cash investing activity:
Common Stock issued in connection with the acquisition of NDCHealth	$197,915	$—

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 —	Basis of Presentation

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

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method described above. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

recognized as stock-based compensation expense over the requisite service period in the Company’s consolidated financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s consolidated statements of operations for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled or exceeded the fair market value of the underlying stock at the date of grant. However, the Company previously disclosed the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based compensation plans in its prior period financial statement footnotes.

As stock-based compensation expense recognized in the accompanying unaudited consolidated statement of operations for the three and six months ended June 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal year 2006, the Company accounted for stock option forfeitures as they occurred.

The following table shows the effect of the adoption of SFAS No. 123(R) on January 1, 2006, on selected line items in the accompanying financial statements for the three and six months ended June 30, 2006 (in thousands, except per share data):

	Three Months	Six Months
	Ended June 30, 2006

Income before income taxes	$(1,481)	$(2,413)
Income (loss) from continuing operations	$(921)	$(1,480)
Net income (loss)	$(921)	$(1,480)
Net income (loss) per common share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months	Six Months
	Ended June 30, 2005

Net income as reported	$7,546	$16,977
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,453)	(2,598)

Pro forma net income	$6,093	$14,379

Net income per common share:
Basic — as reported	$0.25	$0.57

Basic — pro forma	$0.20	$0.48

Diluted — as reported	$0.23	$0.52

Diluted — pro forma	$0.19	$0.44

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Stock Option Plans

The Company has three stock option plans for employees: (i) the Second Amended and Restated Per-Se Technologies, Inc. Stock Option Plan, as amended; (ii) the Per-Se Technologies, Inc. Non-Qualified Stock Option Plan for Non-Executive Employees, as amended; and (iii) the Per-Se Technologies, Inc. Non-Qualified Stock Option Plan for Employees of Acquired Companies, as amended. Options under all of these plans are granted at an exercise price equal to or in excess of the fair market value of the Company’s Common Stock on the date of grant. Such options generally vest over a three-to-five year period and expire eleven years after the date of grant. The total number of options available for future grants under these stock option plans was approximately 2,493 at June 30, 2006 (excluding 339,286 shares under the Per-Se Technologies, Inc. Non- Qualified Stock Option Plan for Non-Executive Employees, as amended, from which the Compensation Committee of the Company’s Board of Directors has resolved no further grants shall be made).

The Company also has one stock option plan for non-employees who serve on the Company’s Board of Directors. This plan, the Amended and Restated Per-Se Technologies, Inc. Non-Employee Director Stock Option Plan, provides for an initial grant of 10,000 stock options upon first election or appointment to the Board and an annual grant of 10,000 stock options for each year of service thereafter. Options under this plan are granted at an exercise price equal to the average of the fair market values of the Company’s Common Stock for the five trading days prior to the date of the grant. Such options are generally fully vested as of the date of grant but not exercisable until one year after the date of grant and expire ten years after the date of grant. As of June 30, 2006, the Company had approximately 58,539 options available for future grants under this plan.

Activity related to all stock option plans as of June 30, 2006, and for the six months then ended is summarized as follows (shares and aggregate intrinsic value in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Options outstanding as of January 1	5,386	$10.86
Granted	655	$26.59
Exercised	(292)	$9.91
Canceled	(64)	$15.84

Options outstanding as of June 30	5,685	$12.67	6.90 years	$71,128

Options exercisable as of June 30	4,114	$10.19	5.89 years	$61,650

Options vested and expected to vest as of June 30	5,371	$12.30	6.75 years	$69,184

The total intrinsic value of options exercised during the six months ended June 30, 2006, and 2005, was $4.6 million and $4.9 million, respectively. The Company’s policy for issuing shares upon share option exercise is to issue new shares of Common Stock.

The weighted-average grant-date fair value of each option granted during the six months ended June 30, 2006, and 2005, was $9.50 and $6.64, respectively.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The weighted-average grant-date fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions for grants during the six months ended June 30, 2006, and 2005:

	2006	2005

Expected life (years)	4.63	4.58
Risk-free interest rate	4.9%	3.7%
Dividend rate	0%	0%
Expected volatility	45.1%	49.3%

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

The compensation cost and related tax benefit associated with stock option grants was $1.5 million and $0.6 million, respectively, during the three months ended June 30, 2006, and $2.4 million and $0.9 million, respectively, for the six months ended June 30, 2006. As of June 30, 2006, there was approximately $7.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Long Term Incentive Plan

On May 25, 2006, the stockholders of the Company approved the Per-Se Technologies, Inc. 2006 Long-Term Incentive Plan (the “2006 LTIP”). A total of 1.5 million shares of the Company’s Common Stock are reserved and available for issuance pursuant to awards granted under the 2006 LTIP. The 2006 LTIP authorizes the granting of awards in the form of stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, performance-based cash awards, and other stock-based awards to the Company’s employees, officers, directors and consultants. As of June 30, 2006, the Company had approximately 1.1 million shares available for future grants under this plan.

On June 6, 2006, two types of restricted stock units were granted under the 2006 LTIP: performance-based restricted stock units and service-based restricted stock units. The performance-based restricted stock units represent the right to earn, on a one-for-one basis, a target number of shares of the Company’s Common Stock, provided that the grantee remains continuously employed by the Company during the performance period. The performance-based restricted stock agreements contain a market-based condition that determines the number of shares earned. This market-based condition stipulates that the Company’s performance be measured against the attainment of specified targets for total shareholder return for the three year period ending December 31, 2008. Based on the result of this measurement, the number of shares earned can vary from 0% to 200% of the target number of shares. The service-based restricted stock units represent the right to receive, on a one-for-one basis, a fixed number of shares of the Company’s Common Stock on the third anniversary of the grant date, provided that the grantee remains continuously employed by the Company during the vesting period.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Performance-based restricted stock units.  The following is a summary of the activity relating to performance-based restricted stock units since the inception of the 2006 LTIP (units in thousands):

		Weighted-Average	Weighted-Average
		Grant-Date	Remaining
	Units	Fair Value	Contractual Term

Nonvested units as of Plan inception	—	$—
Granted	256	$31.57
Canceled	—	$—

Nonvested units as of June 30	256	$31.57	2.5 years

The weighted-average grant-date fair value of each performance-based restricted stock unit granted during the six months ended June 30, 2006, was estimated on the date of the grant using the Monte-Carlo simulation model based on the following weighted average assumptions:

2006

Market value of the Company’s Common Stock on the grant date	$25.53
Risk-free interest rate	5.0%
Dividend rate	0%
Expected volatility	40.0%

Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve for issues with a remaining term approximating the expected term.

Compensation cost for performance-based restricted stock units is recognized using the straight-line method over the 31-month period from the date of grant through the end of the three-year performance period, or December 31, 2008, and is net of estimated forfeitures. Future adjustments to the amount of expense recognized relating to these awards will only result from changes in the Company’s forfeiture assumption. The Company uses historical information to estimate forfeitures.

The compensation cost and related tax benefit associated with performance-based restricted stock units during the three months ended June 30, 2006 was $0.2 million and $0.1 million, respectively. At June 30, 2006, the unamortized compensation cost related to performance-based restricted stock units totaled $6.3 million, which will be recognized over a weighted-average period of 2.5 years.

Service-based restricted stock units.  The following is a summary of the activity relating to service-based restricted stock units since the inception of the Plan (units in thousands):

		Weighted-Average	Weighted-Average
		Grant-Date	Remaining
	Units	Fair Value	Contractual Term

Nonvested units as of Plan inception	—	$—
Granted	145	$25.53
Canceled	—	$—

Nonvested units as of June 30	145	$25.53	2.9 years

The weighted-average grant date fair value of the service-based restricted stock units was based on the quoted fair market value of the Company’s Common Stock on the date of the grant.

Compensation cost for service-based restricted stock units is recognized using the straight-line method over the three-year vesting period and is net of estimated forfeitures. The Company uses historical information to estimate forfeitures.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The compensation cost and related tax benefit associated with service-based restricted stock units during the three months ended June 30, 2006 was approximately $0.1 million and $31,000, respectively. At June 30, 2006, the unamortized compensation cost related to service-based restricted stock units totaled $2.9 million, which will be recognized over a weighted-average period of 2.9 years.

Note 3 —	Acquisitions

The Company completed the acquisition of NDCHealth on January 6, 2006.

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

During the three months ended June 30, 2006, the Company recorded certain adjustments to the preliminary purchase price allocation. These adjustments primarily related to accounts receivable and accrued expenses and resulted in a net increase in goodwill of $0.5 million.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table details the purchase price allocation as of June 30, 2006, including all adjustments made during the six months ended June 30, 2006.

(In thousands)

Cash	$100,017
Accounts receivable	37,165
Deferred income tax asset	96,793
Other current assets	9,946
Property and equipment	25,102
Identifiable intangible assets	289,400
Goodwill — Physician Solutions	81,747
Goodwill — Hospital Solutions	175,295
Goodwill — Pharmacy Solutions	87,687
Other long-term assets	8,229
In-process research and development	13,300
Accounts payable	(7,686)
Accrued expenses	(54,282)
Accrued compensation	(6,269)
Deferred revenue	(3,650)
Accrued restructuring and merger costs	(11,047)
Deferred income taxes	(96,793)
Other long-term obligations	(17,152)

Total purchase price	$727,802

In accordance with SFAS No. 141, Accounting for Business Combinations (“SFAS No. 141”), the Company was required to record acquired accounts receivable at fair value. The Company recorded approximately $37.2 million as the fair value of the acquired accounts receivable based on NDCHealth’s gross accounts receivable balance as of the acquisition date, less approximately $6.8 million, which represented the allowance for doubtful accounts on NDCHealth’s books at the date of acquisition.

As of December 31, 2005, the Company had a valuation allowance against its deferred tax asset of $125.3 million due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. As a result of the acquisition of NDCHealth, the Company released approximately $84 million of its deferred tax asset valuation allowance against the goodwill resulting from the transaction to offset a deferred tax liability recorded as part of the acquisition. The majority of this liability relates to the increase in the valuation of NDCHealth’s fixed assets and identifiable intangible assets resulting from the acquisition that were recorded for GAAP. Since the NDCHealth acquisition was an acquisition of stock, NDCHealth’s tax basis of the assets carries over to the Company as its tax basis. Therefore, the Company will not receive a tax benefit from the additional intangible amortization recorded for GAAP purposes. As a result of this accounting treatment for the acquisition, the Company’s taxable income relating to this acquisition will be greater than its corresponding GAAP income, which will result in the utilization of previously reserved net operating loss carryforwards corresponding to the amount of the disallowed amortization for income tax purposes. Since management believes it is more likely than not that a portion of the Company’s deferred tax asset will be realized due to the recognition of a deferred tax liability, the Company released a portion of its valuation allowance against the asset.

The Company estimates that approximately 36% of goodwill acquired will be deductible for tax purposes. The deductible goodwill will be amortized for tax purposes over the next 11 years.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of NDCHealth’s products. The fair value of intangible assets was based, in part, on a valuation completed using an income approach. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 15% to 20%. These discount rates were determined after consideration of the Company’s rate of return on debt and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at June 30, 2006 (in thousands, except years):

		Accumulated	Net Book
Intangible Asset	Fair Value	Amortization	Value	Useful Life

Customer lists and agreements	$180,900	$5,765	$175,135	11 - 22 years
Developed technology	105,900	7,882	98,018	5 - 8 years
Trademarks	1,500	38	1,462	20 years
Noncompete agreements	1,100	275	825	2 years

	$289,400	$13,960	$275,440

Customer lists, software support agreements and related relationships represent the underlying relationships and agreements with NDCHealth’s existing customers. Developed technology represents the value assigned to the pharmacy clearinghouse infrastructure as well as to the ePremis, Lytec and Medisoft products. Trademarks represent the estimated fair value of the Lytec and Medisoft trade names and trademarks. Noncompete agreements represent the estimated fair value of agreements with NDCHealth’s former management team members. Intangible assets are being amortized using the straight-line method.

In-Process Research and Development

In-process research and development (“IPR&D”) represents NDCHealth’s research and development projects that had not reached a point where the product was available for general release and had no alternative future use as of the Acquisition Date. The value assigned to IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products and estimating and discounting the net cash flows resulting from the projects when completed. Purchased IPR&D relates primarily to projects associated with NDCHealth’s EnterpriseRx product ($8.6 million) and enhanced versions of ePremis ($2.8 million) and Medisoft ($1.9 million) products which had not yet reached general availability as of the Acquisition Date and had no alternative future use. IPR&D purchased in the acquisition of NDCHealth, which totaled $13.3 million, was expensed in the first quarter of 2006 in accordance with SFAS No. 141.

Deferred Revenue

In connection with the purchase price allocation, the Company has estimated the fair value of the support obligation assumed from NDCHealth in connection with the acquisition. The estimated fair value of the support obligation and other future services was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services. The Company did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. As a result, in allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of NDCHealth’s

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

January 6, 2006, deferred revenue by approximately $9.8 million to an amount representing Per-Se’s estimate of the fair value of the support obligation assumed.

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

These two amounts and the related payments in the first six months of 2006 are set forth in the following table (in thousands):

Total

Reserve balance, January 6, 2006	$11,047
Cost applied against the reserve	(8,960)

Reserve balance, June 30, 2006	$2,087

Pre-Acquisition Contingencies

The Company has identified certain pre-acquisition contingencies, but the fair values for such contingencies are not yet determinable. If, during the purchase price allocation period, the Company is able to determine the fair value of a pre-acquisition contingency, the Company will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, the fair value of a pre-acquisition contingency is not determinable, the Company will evaluate whether to include an amount in the purchase price allocation based on whether it is probable that a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency will be included in the Company’s operating results in the period in which the adjustment is determined. The purchase price allocation period ends when the Company has all of the information that it has arranged to obtain and that is known to be obtainable, but usually does not exceed one year from the date of acquisition.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Per-Se and NDCHealth, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented and assumes the disposition of NDCHealth’s information management business prior to such combination. Such pro forma financial information is based on the historical financial statements of Per-Se and NDCHealth. In determining such financial information, the combined historical results of Per-Se and NDCHealth were adjusted to eliminate sales and related costs of sales for NDCHealth’s information management business and for normal business transactions between Per-Se and NDCHealth. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of NDCHealth’s tangible assets and identifiable intangible assets resulting from the acquisition and interest expense related to the debt issued to

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

complete the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

The pro forma financial information for the three months ended June 30, 2005, combines the historical results for Per-Se’s three months ended June 30, 2005, and the historical results for NDCHealth for the period from February 25, 2005, to May 27, 2005. The pro forma financial information for the six months ended June 30, 2005, combines the historical results for Per-Se’s six months ended June 30, 2005, and the historical results for NDCHealth for the period from November 27, 2004, to May 27, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005(1)
	(In thousands, except per share data)

Revenue	$146,472	$295,314
Net loss	$(2,798)	$(7,028)
Net loss per common share — basic	$(0.07)	$(0.18)
Net loss per common share — diluted	$(0.07)	$(0.18)

(1)	Includes approximately $13.3 million of in-process research and development expense

Note 4	— Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and other equity-based awards. The following sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2006, and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net income (loss)	$7,808	$7,546	$(783)	$16,977

Common shares outstanding:
Shares used in computing net income (loss) per common share — basic	39,025	29,773	38,721	30,032
Effect of potentially dilutive stock options and other equity-based awards	5,053	2,637	—	2,448

Shares used in computing net income (loss) per common share — diluted	44,078	32,410	38,721	32,480

Net income (loss) per common share:
Basic	$0.20	$0.25	$(0.02)	$0.57

Diluted	$0.18	$0.23	$(0.02)	$0.52

The calculation of diluted EPS for the three months ended June 30, 2006, excluded 0.8 million shares of Common Stock issuable through stock options and other equity-based awards because the exercise prices of the options were greater than the average market price of the common shares, and therefore, the effect of excluding these options would have been antidilutive. The calculation of diluted EPS for the six months ended June 30, 2006, excluded 5.8 million shares of Common Stock issuable through stock options and other equity-based awards due to their antidilutive effect as a result of the Company’s net loss for the period.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Options to purchase 0.2 million and 0.6 million shares of Common Stock during the three and six months ended June 30, 2005, were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares, and therefore, the effect of excluding these options would have been antidilutive.

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

The components of comprehensive income (loss) for the three and six months ended June 30, 2006, and 2005, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$7,808	$7,546	$(783)	$16,977
Change in cumulative foreign currency translation adjustment	(106)	21	67	15
Change in cash flow hedging activities	1,024	—	2,515	—

Comprehensive income	$8,726	$7,567	$1,799	$16,992

Accumulated other comprehensive income (loss) at June 30, 2006, and December 31, 2005, consists of the following components (in thousands):

	June 30,	December 31,
	2006	2005

Cumulative foreign currency translation adjustment	$(480)	$(547)
Cumulative cash flow hedging activities	2,515	—

Accumulated other comprehensive income (loss)	$2,035	$(547)

See Note 7 — Long-Term Debt for further information on the Company’s cash flow hedging activities.

Note 6 —	Legal Matters

On April 7, 2004, a putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., was filed in the United States District Court for the Northern District of Georgia against NDCHealth and two of its former executives, as defendants. The lawsuit alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making material misrepresentations and omissions to the investing public regarding NDCHealth’s revenue recognition practices during the period from October 1, 2003, through June 30, 2004. The complaint seeks unspecified damages and the recovery of reasonable attorneys’ fees and costs. On September 1, 2004, a second amended complaint was filed. The second amended complaint added other former NDCHealth executives, as well as Ernst & Young LLP, as defendants. The second amended complaint generally alleges, among other things, that members of a purported class of stockholders who purchased NDCHealth common stock between October 1, 2003, and August 9, 2004, were damaged as a result of (i) improper revenue recognition practices in NDCHealth’s physician business unit; (ii) the failure to timely writedown NDCHealth’s investment in MedUnite, Inc.; and (iii) the improper capitalization and amortization of costs associated with software development. It alleges that, as a result of such conduct, NDCHealth’s previously issued financial statements were

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

materially false and misleading, thereby causing the prices of NDCHealth’s common stock to be inflated artificially. It asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder and seeks unspecified monetary damages and other relief. On October 13, 2004, NDCHealth and the individual defendants filed a motion to dismiss the second amended complaint. On July 27, 2005, the District Court granted the motion to dismiss without prejudice. Plaintiffs were granted leave to file a third amended complaint by August 26, 2005. On August 26, 2005, plaintiffs filed a notice appealing the dismissal to the United States Court of Appeals for the Eleventh Circuit. That appeal remains pending.

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

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On January 6, 2006, Per-Se acquired NDCHealth. In connection with the acquisition, the Company secured financing in the form of a new senior credit facility consisting of a $435 million term loan and a $50 million revolving credit facility (“Senior Credit Facility”), which replaced the Company’s prior $75 million revolving credit facility. The term loan matures in seven years and, at the Company’s election, bears interest at a rate of either LIBOR plus 2.25% or Base Rate, as defined by the Senior Credit Facility, plus 1.25%. During the first six months of 2006, the Company elected to use LIBOR plus 2.25%. The revolving credit facility has an interest rate that varies between LIBOR plus 1.50% and LIBOR plus 2.50% or between Base Rate plus 0.5% and Base Rate plus 1.50%, based on performance, and matures in five years. The Company has the option of electing LIBOR or Base Rate. The Company has incurred no borrowings under the revolving credit facility. In conjunction with the financing transaction, the Company capitalized approximately $7.7 million in expenses, including legal and other professional fees, which are included in other long-term assets in the consolidated balance sheet.

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

The Senior Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a maximum leverage, maximum senior leverage, and minimum fixed charge coverage, each as defined in the Senior Credit Facility. The Company was in compliance with all applicable covenants as of June 30, 2006.

Also on January 6, 2006, the Company entered into a four-year interest rate swap agreement, in order to hedge against potential interest rate fluctuations resulting from the variable interest rate under the terms of the new Senior Credit Facility. Pursuant to the terms of the interest rate swap, the Company is obligated to periodically pay an amount based on a fixed interest rate, and the Company will receive an amount based on a variable rate. The variable rate is based on the three-month LIBOR rate available at the time. By entering into the interest rate swap, the Company has effectively fixed the maximum interest rate that the Company will pay on a portion of the outstanding balance under the Senior Credit Facility at 4.76% per annum plus the applicable spread, which is 2.25%. The amount of the Senior Credit Facility that is covered by the swap is $125 million in years one and two, decreasing to $100 million in year three and $75 million in year four. The interest rate swap will terminate on December 31, 2009, unless sooner terminated pursuant to its terms. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. This interest rate swap was designated as a cash flow hedge, was documented as fully effective, and was valued as an asset totaling approximately $2.5 million at June 30, 2006. The fair value of this swap arrangement is included in other long-term assets in the consolidated balance sheets, and the related gains or losses are recorded, net of income tax effects, as a component of other comprehensive income.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

During the three months ended June 30, 2006, the Company retired approximately $10 million in term loan debt. On a year-to-date basis, the Company has retired approximately $50 million in term loan debt.

Note 8 —	Income Taxes

Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $5.5 million and $0.2 million for the three months ended June 30, 2006, and 2005, respectively and $6.3 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

As of December 31, 2005, the Company had a valuation allowance against its deferred tax asset of $125.3 million due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. As a result of the acquisition of NDCHealth, the Company released approximately $84 million of its deferred tax asset valuation allowance against the goodwill resulting from the transaction to offset a deferred tax liability recorded as part of the acquisition. The majority of this liability relates to the increase in the valuation of NDCHealth’s fixed assets and identifiable intangible assets resulting from the acquisition that were recorded for GAAP. Since the NDCHealth acquisition was an acquisition of stock, NDCHealth’s tax basis of the assets carries over to the Company as its tax basis. Therefore, the Company will not receive a tax benefit from the additional intangible amortization recorded for GAAP purposes. As a result of this accounting treatment for the acquisition, the Company’s taxable income relating to this acquisition will be greater than its corresponding GAAP income, which will result in the utilization of previously reserved net operating loss carryforwards corresponding to the amount of the disallowed depreciation and amortization for income tax purposes. Since management believes it is more likely than not that a portion of the Company’s deferred tax asset will be realized due to the reversal of the deferred tax liability recorded in connection with the acquisition, the Company released a portion of its valuation allowance against the asset.

The Company estimates that approximately 36% of goodwill acquired will be deductible for tax purposes. The deductible goodwill will be amortized for tax purposes over the next 11 years.

In the first quarter of 2006, the Company reassessed the remaining valuation allowance and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006 and 2007. Accordingly, $3.4 million of the valuation allowance was released during the first quarter of 2006, of which $1.9 million was recorded to equity as additional paid-in-capital and $1.5 million was recorded as a reduction in the income tax provision for the three months ended March 31, 2006. This $3.4 million release of the valuation allowance results in a $33.7 million net deferred tax asset at June 30, 2006.

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

The Company uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carryforwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, the Company has a fully reserved deferred tax asset of approximately $31.2 million related to tax net operating loss carryforwards for non-qualified stock option deductions as of June 30,

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2006. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.

Note 9 —	Restructuring Expenses

The amount of lease termination costs associated with a 1995 restructuring applied against the reserve in the six months ended June 30, 2006, is as follows:

	Reserve Balance	Costs Applied	Reserve Balance
	December 31, 2005	Against Reserve	June 30, 2006
	(In thousands)

Lease termination costs	$807	$(115)	$692

Note 10 —	Segment Reporting

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

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company’s segment information from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Revenue:
Physician Solutions	$80,183	$69,068	$157,509	$136,258
Hospital Solutions	44,563	27,808	88,090	56,172
Pharmacy Solutions	32,066	—	61,467	—
Eliminations	(4,139)	(3,576)	(8,152)	(7,100)

	$152,673	$93,300	$298,914	$185,330

Segment operating expenses:
Physician Solutions	$67,986	$61,581	$137,165	$120,203
Hospital Solutions	32,403	22,547	68,399	44,482
Pharmacy Solutions	25,372	—	59,278	—
Corporate	9,654	3,892	20,651	8,036
Eliminations	(4,139)	(3,576)	(8,152)	(7,100)

	$131,276	$84,444	$277,341	$165,621

Segment operating income:
Physician Solutions	$12,197	$7,487	$20,344	$16,055
Hospital Solutions	12,160	5,261	19,691	11,690
Pharmacy Solutions	6,694	—	2,189	—
Corporate	(9,654)	(3,892)	(20,651)	(8,036)

	$21,397	$8,856	$21,573	$19,709

Interest expense	$8,562	$1,448	$17,075	$2,929
Interest income	$(482)	$(336)	$(1,114)	$(648)

Income before income taxes	$13,317	$7,744	$5,612	$17,428

Depreciation and amortization(1):
Physician Solutions	$2,326	$2,097	$6,636	$4,157
Hospital Solutions	3,838	1,615	10,649	3,211
Pharmacy Solutions	5,291	—	19,149	—
Corporate	495	75	962	171

	$11,950	$3,787	$37,396	$7,539

Capital expenditures and capitalized software development costs:
Physician Solutions	$2,227	$1,511	$3,646	$3,489
Hospital Solutions	3,139	1,457	7,063	4,050
Pharmacy Solutions	1,590	—	3,054	—
Corporate	628	309	1,144	363

	$7,584	$3,277	$14,907	$7,902

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of
	June 30,	December 31,
	2006	2005
	(In thousands)

Identifiable assets:
Physician Solutions	$193,740	$66,380
Hospital Solutions	346,753	71,482
Pharmacy Solutions	281,974	—
Corporate	99,086	101,661

	$921,553	$239,523

(1)	For the six months ended June 30, 2006, depreciation and amortization expense includes $13.3 million of in-process research and development that was purchased as part of the NDCHealth acquisition and expensed during the first three months of 2006. By segment, Physician Solutions includes approximately $1.9 million, Hospital Solutions includes approximately $2.8 million and Pharmacy Solutions includes approximately $8.6 million of in-process research and development expense.

Note 11 —	Retirement Benefits

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

The liability relating to Pension Plan benefits totaled approximately $11.7 million, and is included in other obligations on the consolidated balance sheet at June 30, 2006. Net periodic pension cost for the Pension Plan during the period from January 6, 2006, (the date of the acquisition of NDCHealth) through June 30, 2006, and for the three months ended June 30, 2006, includes the following components:

	Three Months Ended	January 6, 2006
	June 30, 2006	Through June 30, 2006
	(In thousands)

Interest cost on projected benefit obligation	$536	$1,072
Expected return on plan assets	(500)	(1,000)

Net periodic pension cost	$36	$72

The Company made contributions of $0.5 million and $0.6 during the three and six months ended June 30, 2006, respectively. The Company anticipates making $1.5 million in additional contributions to fund the Pension Plan during the remainder of the 2006 fiscal year.

Note 12 —	Physician Solutions Agreement

The Physician Solutions Division signed an agreement (the “Agreement”) in 2004 with a customer to provide business management outsourced services. Under the Agreement, Physician Solutions and the customer agreed to certain performance goals. The performance goals were measured on an interim basis. At each interim measurement period, Physician Solutions determined if the performance goals for that period had been achieved. However, the interim measurement periods specified in the contract did not coincide with the Company’s quarterly reporting

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

periods. As a result, a portion of the fees the Company received under this contract in any quarter were subject to a performance goal for an interim period ending after the Company’s quarterly reporting period, and consequently, were not considered fixed and determinable for revenue recognition purposes at the end of that period. This resulted in deferred revenue recorded in the Company’s consolidated balance sheet.

During the three months ended June 30, 2006, the Company signed an amendment to this contract. As a result, the Company no longer has performance goals or interim measurement periods as specified in the original contract. The deferral of revenue is no longer required. As a result, during the three months ended June 30, 2006, the Company recognized approximately $0.9 million of revenue that was previously deferred.

Note 13 —	Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation is effective for fiscal years beginning after December 15, 2006. FASB Statement No. 109 does not provide specific guidance on how uncertainties on tax positions should be reflected in a company’s financial statements. FIN 48 prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The FASB’s objective in issuing this interpretation is to increase comparability in financial reporting of income taxes. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The cumulative effect of applying Interpretation 48 will be recorded in opening retained earnings for the fiscal year of adoption. The Company is currently assessing the impact that the adoption of FIN 48 will have on its financials. FIN 48 will be effective for the Company beginning January 1, 2007.

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

NDCHealth Acquisition.  On August 29, 2005, Per-Se and NDCHealth Corporation (“NDCHealth”) announced that they had signed definitive agreements for the acquisition of NDCHealth, a leading provider of healthcare technology and information solutions by Per-Se. The transaction was completed on January 6, 2006. The Company now serves the healthcare industry through three divisions: Physician Solutions, Hospital Solutions and Pharmacy Solutions.

Overview of Operating Results.  Consolidated revenue for the three months ended June 30, 2006, increased approximately 64% as compared to the same period of 2005 due to the acquisition of NDCHealth and organic growth in the outsourcing business in the physician segment. Consolidated margins increased from 9.5% in the second quarter of 2005 to 14.0% in the second quarter of 2006 due to improvements in profitability from organic growth and the acquisition of NDCHealth. Although profitability improved year over year, margins were negatively impacted by several atypical items related to the acquisition and its integration, as discussed below.

Atypical Items.  Results during the three months ended June 30, 2006, included atypical items that related to the Company’s acquisition and integration of NDCHealth. These atypical items totaled $2.6 million.

Adoption of SFAS No. 123(R).  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. Under that transition method, compensation cost recognized is: (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The Company recorded non-cash expense of approximately $1.5 million and $2.4 million related to the adoption of SFAS No. 123(R) for stock-based compensation in the three and six months ended June 30, 2006, respectively.

Long Term Incentive Plan.  On May 25, 2006, the stockholders of the Company approved the Per-Se Technologies, Inc. 2006 Long-Term Incentive Plan (the “2006 LTIP”). A total of 1.5 million shares of the Company’s Common Stock are reserved and available for issuance pursuant to awards granted under the 2006 LTIP. The 2006 LTIP authorizes the granting of awards in the form of stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, performance-based cash awards, and other stock-based awards to the Company’s employees, officers, directors and consultants.

On June 6, 2006, two types of restricted stock units were granted under the 2006 LTIP: performance-based restricted stock units and service-based restricted stock units. The performance-based restricted stock units represent the right to earn, on a one-for-one basis, a target number of shares of the Company’s Common Stock, provided that the grantee remains continuously employed by the Company during the performance period. The performance-based restricted stock agreements contain a market-based condition that determines the number of shares earned. This market-based condition stipulates that the Company’s performance be measured against the attainment of specified targets for total shareholder return for the three year period ending December 31, 2008. Based on the result of this measurement, the number of shares earned can vary from 0% to 200% of the target number of shares. The service-based restricted stock units represent the right to receive, on a one-for-one basis, a fixed number of shares of the Company’s Common Stock on the third anniversary of the grant date, provided that the grantee remains continuously employed by the Company during the vesting period.

The Company recorded non-cash expense of approximately $0.2 million and $0.1 million related to the performance-based restricted stock units and service-based restricted stock units, respectively, during the three months ended June 30, 2006.

Cash Flow from Operations.  The Company generated $29.9 million in cash from continuing operations during the six months ended June 30, 2006, compared to the first six months of 2005 of $22.6 million. During the first six months of 2006, the Company used cash of approximately $27.0 million related to the NDCHealth acquisition and integration. The Company incurred several expenses during the first six months of 2006 that negatively impacted profitability but had no impact on cash flow, including approximately $13.3 million of expenses related to the acquisition and integration of NDCHealth, as well as approximately $2.7 million of expenses related to the adoption of SFAS No. 123(R) and the 2006 LTIP. Due to the increase in debt related to the NDCHealth acquisition, cash paid for interest in the current year period increased by approximately $13.8 million compared to the same period in 2005.

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

During the three months ended June 30, 2006, the Company retired approximately $10 million in term loan debt. On a year-to-date basis, the Company has retired approximately $50 million in term loan debt.

Results of Operations

Three months ended June 30, 2006, as compared to three months ended June 30, 2005

Revenue.  Revenue classified by the Company’s reportable segments (“divisions”) is as follows:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)

Physician Solutions	$80,183	$69,068
Hospital Solutions	44,563	27,808
Pharmacy Solutions	32,066	—
Eliminations	(4,139)	(3,576)

	$152,673	$93,300

Revenue for the Physician Solutions division increased approximately 16% in the three months ended June 30, 2006, as compared to the same period in 2005. The Company acquired and included within the Physician Solutions division the results of the physician business of NDCHealth effective January 6, 2006. Pricing for the division’s services and products was stable compared to the prior year period. Revenue in the division’s outsourced receivables management business, which represents approximately 90% of the division’s second quarter revenue and was not part of the NDCHealth acquisition, increased approximately 6% over the second quarter of 2005, primarily due to the implementation of the record net new business sold during 2005. Also contributing to the year-over-year increase was approximately $0.9 million in revenue recognized in the current year quarter, which was previously deferred, that related to a large contract signed in 2004. The contract was amended during the second quarter of 2006 to eliminate the quarterly measurement periods that resulted in the original revenue deferral. The remainder of the growth in the quarter was attributable to the NDCHealth acquisition.

Net new business sold in the outsourced receivables management business during the second quarter of 2006 was approximately $6 million compared to $10 million during the second quarter of 2005. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period.

Net backlog at June 30, 2006, was approximately $12 million, compared to the net backlog of approximately $12 million at December 31, 2005, and approximately $10 million at June 30, 2005. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

Revenue for the Hospital Solutions division increased approximately 60% for the three months ended June 30, 2006, as compared to the same period in 2005. Results for the second quarter of 2006 for the Hospital Solutions division included the results of the hospital business of NDCHealth, which was acquired on January 6, 2006, and the results of Integra Solutions, which was acquired on December 1, 2005. Revenue growth in the quarter was a result of these acquisitions. Pricing for the division’s services and products was stable compared to the prior year period. The division is continuing to penetrate both its existing customer base and reach new customers with its revenue cycle management products.

Revenue for the Pharmacy Solutions division was approximately $32.1 million for the three months ended June 30, 2006. On January 2, 2006, the Company acquired the pharmacy business from NDCHealth. The network services business benefited from additional volume as well as from market acceptance of new, value-added network products. The pharmacy systems business has a recurring software maintenance revenue stream and benefited from implementations of new customers in the quarter.

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

Segment Operating Income.  Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company’s divisions, is as follows:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)

Physician Solutions	$12,197	$7,487
Hospital Solutions	12,160	5,261
Pharmacy Solutions	6,694	—
Corporate	(9,654)	(3,892)

	$21,397	$8,856

Physician Solutions’ segment operating income increased approximately 63% in the three months ended June 30, 2006, compared to the same period in 2005, resulting in operating margins of approximately 15.2% in the three months ended June 30, 2006, versus approximately 10.8% in the same period in 2005. As compared to the second quarter of 2005, operating income increased by approximately $5 million in the quarter as a result of revenue growth and the acquisition of NDCHealth physician business, which historically operated at higher margins than the Company’s physician business. The positive impact of the approximately $0.9 million of deferred revenue the division recognized during the current year quarter related to a contract amendment was offset by approximately $1.0 million in bad debt expense recorded in the quarter for specific accounts receivable in the Company’s outsourcing business. The second quarter of 2006 included expenses of approximately $0.2 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP.

Hospital Solutions’ segment operating income increased approximately 131% in the three months ended June 30, 2006, compared to the same period in 2005, resulting in operating margins of approximately 27.3% compared to 18.9% in the prior year period. Operating income increased approximately $7 million in the quarter as a result of improvement in the business and the acquisition of the NDCHealth hospital business, which historically operated at higher margins than the Company’s revenue cycle management business for hospitals. The second quarter of 2006 included expenses of approximately $0.2 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP.

Pharmacy Solutions’ segment operating income was $6.7 million in the three months ended June 30, 2006, resulting in operating margins of approximately 20.9%. On January 6, 2006, the Company acquired the pharmacy business from NDCHealth. The division’s services business had positive margins driven by volume and the introduction of new products. The division’s system business had negative margins due to the development and roll out of new products. The second quarter of 2006 also included expenses of approximately $0.2 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP.

Corporate overhead expenses, which include certain executive and administrative functions, increased approximately $5.8 million in the three months ended June 30, 2006, compared to the same period in 2005. The increase is attributable to the NDCHealth integration costs of approximately $2.6 million. Corporate also included approximately $1.2 million of expenses related to the adoption of SFAS No. 123(R) and the 2006 LTIP. The remainder of the increase is primarily due to the acquisition of NDCHealth.

Interest.  Interest expense was approximately $8.6 million for the three months ended June 30, 2006, as compared to $1.4 million for the same period in 2005. The increase is attributable to the issuance of approximately $435 million in term loan debt related to the NDCHealth acquisition. Interest income was approximately $0.5 million for the three months ended June 30, 2006, as compared to approximately $0.3 million for the same period in 2005.

Income Taxes.  Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $5.5 million and $0.2 million for the three months ended June 30, 2006, and 2005, respectively. In 2005, the release of a portion of the Company’s deferred tax asset valuation allowance reduced the Company’s

GAAP income tax expense to an amount that approximated the Company’s cash tax paying rate. During the three months ended June 30, 2006, there was not a similar release of the Company’s valuation allowance.

As of December 31, 2005, the Company had a valuation allowance against its deferred tax asset of $125.3 million due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. As a result of the acquisition of NDCHealth, the Company released approximately $84 million of its deferred tax asset valuation allowance against the goodwill resulting from the transaction to offset a deferred tax liability recorded as part of the acquisition. The majority of this liability relates to the increase in the valuation of NDCHealth’s fixed assets and identifiable intangible assets resulting from the transaction that were recorded for GAAP. Since the NDCHealth acquisition was an acquisition of stock, NDCHealth’s tax basis of the assets carries over to the Company as its tax basis. Therefore, the Company will not receive a tax benefit from the additional intangible amortization recorded for GAAP purposes. As a result of this accounting treatment for the acquisition, the Company’s taxable income relating to this acquisition will be greater than its corresponding GAAP income, which will result in the utilization of previously reserved net operating loss carryforwards corresponding to the amount of the disallowed depreciation and amortization for income tax purposes. Since management believes it is more likely than not that a portion of the Company’s deferred tax asset will be realized due to the reversal of the deferred tax liability recorded in connection with the acquisition, the Company released a portion of its valuation allowance against the asset.

In addition to the intangibles discussed above, the Company has carryover tax basis of $125 million in the NDCHealth goodwill. This basis will continue to be amortized for tax purposes over the remaining life and will result in an additional tax benefit of approximately $47.5 million over the next 11 years. The benefit for the amortization of the goodwill is not reflected in the deferred tax asset recorded in accordance SFAS No. 109, “Accounting for Income Taxes”.

In the first quarter of 2006, the Company reassessed the remaining valuation allowance and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006 and 2007. Accordingly, $3.4 million of the valuation allowance was released during the first quarter of 2006, of which $1.9 million was recorded to equity as additional paid-in-capital and $1.5 million was recorded as a reduction in the income tax provision for the three months ended March 31, 2006. This $3.4 million release of the valuation allowance results in a $33.7 million net deferred tax asset at June 30, 2006.

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

The Company uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carryforwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, the Company has a fully reserved deferred tax asset of approximately $31.2 million related to tax net operating loss carryforwards for non-qualified stock option deductions as of June 30, 2006. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.

The Company expects to continue to have a cash tax-paying rate of between 5% and 6%. At December 31, 2005, the Company had federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $375.4 million, which consists of $346.8 million of consolidated NOLs and $28.6 million of separate return limitation NOLs. The NOLs will expire at various dates from 2006 through 2024. The change in the Company’s income tax rate has no impact on the Company’s ability to recognize NOLs and will have no impact on cash flow until the NOLs are utilized for tax purposes.

Six months ended June 30, 2006, as compared to six months ended June 30, 2005

Revenue.  Revenue classified by the Company’s reportable segments (“divisions”) is as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)

Physician Solutions	$157,509	$136,258
Hospital Solutions	88,090	56,172
Pharmacy Solutions	61,467	—
Eliminations	(8,152)	(7,100)

	$298,914	$185,330

Revenue for the Physician Solutions division increased approximately 16% in the six months ended June 30, 2006, as compared to the same period in 2005. The Company acquired and included within the Physician Solutions division the results of the physician business of NDCHealth effective January 6, 2006. Pricing for the division’s services and products was stable compared to the prior year period. Revenue in the division’s outsourced receivables management business, which represents approximately 90% of the division’s revenue for the six months and was not part of the NDCHealth acquisition, increased approximately 5% due to the implementation of a record level of net new business sold during 2005. Also contributing to the year-over-year increase was approximately $0.9 million in revenue recognized in the second quarter which was previously deferred related to a large contract signed in 2004. The contract was amended during the second quarter to eliminate the quarterly measurement periods that resulted in the original revenue deferral. The remainder of the growth in the six months was attributable to the NDCHealth acquisition.

Net new business sold in the outsourced receivables management business during the first six months of 2006 was approximately $9 million compared to approximately $14 million during the first six months of 2005. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period.

Net backlog at June 30, 2006, was approximately $12 million, compared to the net backlog of approximately $12 million at December 31, 2005, and approximately $10 million at June 30, 2005. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

Revenue for the Hospital Solutions division increased approximately 57% for the six months ended June 30, 2006, as compared to the same period in 2005. Results for the first six months of 2006 for the Hospital Solutions division includes the results of the hospital business of NDCHealth, which was acquired on January 6, 2006, and the results of Integra Solutions, which was acquired on December 1, 2005. Revenue growth in the current period was a result of these acquisitions. Pricing for the division’s services and products was stable compared to the prior year period. The division is continuing to penetrate both its existing customer base and reach new customers with its revenue cycle management products, particularly the conversion of the Premis customer base.

Revenue for the Pharmacy Solutions division was approximately $61.5 million for the six months ended June 30, 2006. On January 6, 2006, the Company acquired the pharmacy business from NDCHealth. The network services business benefited from additional volume as well as from the implementation of Medicare Part D on January 1, 2006, and from market acceptance of new, value-added network products. The pharmacy systems business has a recurring software maintenance revenue stream and benefited from implementations of new customers in the period.

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

Segment Operating Income.  Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company’s divisions, is as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)

Physician Solutions	$20,344	$16,055
Hospital Solutions	19,691	11,690
Pharmacy Solutions	2,189	—
Corporate	(20,651)	(8,036)

	$21,573	$19,709

Physician Solutions’ segment operating income increased approximately 27% in the six months ended June 30, 2006, compared to the same period in 2005, resulting in operating margins of approximately 12.9% in the six months ended June 30, 2006, versus approximately 11.8% in the same period in 2005. As compared to the first six months of 2005, operating income increased approximately $7 million in the current year period as a result of revenue growth and the acquisition of NDCHealth physician business, which historically operated at higher margins than the Company’s physician business. This increase was offset by expenses related to the acquisition of NDCHealth of approximately $0.1 million for severance and $1.9 million for the write-off of in-process research and development that was acquired in the purchase of NDCHealth. The first six months of 2006 also included expenses of approximately $0.4 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP. The positive impact of the approximately $0.9 million of deferred revenue the division recognized during the current year period related to a contract amendment was offset by approximately $1.0 million in bad debt expense recorded in the quarter for specific accounts receivable in the Company’s outsourcing business.

Hospital Solutions’ segment operating income increased approximately 68% in the six months ended June 30, 2006, compared to the same period in 2005, resulting in operating margins of 22.4% in the current year period versus 20.8% in the prior year. Operating income increased approximately $11 million in the current year period as a result of improvement in the business and the acquisition of the NDCHealth hospital business, which historically operated at higher margins than the Company’s revenue cycle management business for hospitals. This increase was offset by expenses related to the NDCHealth acquisition of approximately $0.1 million for severance and $2.8 million for the write-off of in-process research and development that was acquired in the purchase of NDCHealth. The first six months of 2006 also included expenses of approximately $0.3 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP.

Pharmacy Solutions’ segment operating income was $2.2 million in the six months ended June 30, 2006, resulting in operating margins of 3.6%. On January 6, 2006, the Company acquired the pharmacy business from NDCHealth. The division’s income for the first six months of 2006 was negatively impacted by expenses of approximately $8.6 million related to the write-off of in-process research and development purchased as part of the NDCHealth acquisition. The first six months of 2006 also included expenses of approximately $0.3 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP.

Corporate overhead expenses, which include certain executive and administrative functions, increased approximately $12.6 million in the six months ended June 30, 2006, compared to the same period in 2005. The increase is attributable to the NDCHealth integration costs of approximately $6.6 million. Corporate also included approximately $1.7 million of expenses related to the adoption of SFAS No. 123(R) and the 2006 LTIP. The remainder of the increase is due to the acquisition of NDCHealth.

Interest.  Interest expense was approximately $17.1 million for the six months ended June 30, 2006, as compared to $2.9 million for the same period in 2005. The increase is attributable to the issuance of approximately $435 million in term loan debt related to the NDCHealth acquisition. Interest income was approximately

$1.1 million for the six months ended June 30, 2006, as compared to approximately $0.6 million for the same period in 2005.

Income Taxes.  Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $6.3 million and $0.5 million for the six months ended June 30, 2006, and 2005, respectively. In 2005, the release of a portion of the Company’s deferred tax asset valuation allowance reduced the Company’s GAAP income tax expense to an amount that approximated the Company’s cash tax paying rate. During the six months ended June 30, 2006, there was not a similar release of the Company’s valuation allowance.

As of December 31, 2005, the Company had a valuation allowance against its deferred tax asset of $125.3 million due to the uncertainty regarding its ability to generate sufficient future taxable income prior to the expiration of its net operating loss carryforwards. As a result of the acquisition of NDCHealth, the Company released approximately $84 million of its deferred tax asset valuation allowance against the goodwill resulting from the transaction to offset a deferred tax liability recorded as part of the acquisition. The majority of this liability relates to the increase in the valuation of NDCHealth’s fixed assets and identifiable intangible assets resulting from the transaction that were recorded for GAAP. Since the NDCHealth acquisition was an acquisition of stock, NDCHealth’s tax basis of the assets carries over to the Company as its tax basis. Therefore, the Company will not receive a tax benefit from the additional intangible amortization recorded for GAAP purposes. As a result of this accounting treatment for the acquisition, the Company’s taxable income relating to this acquisition will be greater than its corresponding GAAP income, which will result in the utilization of previously reserved net operating loss carryforwards corresponding to the amount of the disallowed depreciation and amortization for income tax purposes. Since management believes it is more likely than not that a portion of the Company’s deferred tax asset will be realized due to the reversal of the deferred tax liability recorded in connection with the acquisition, the Company released a portion of its valuation allowance against the asset.

In addition to the intangibles discussed above, the Company has carryover tax basis of $125 million in the NDCHealth goodwill. This basis will continue to be amortized for tax purposes over the remaining life and will result in an additional tax benefit of approximately $47.5 million over the next 11 years. The benefit for the amortization of the goodwill is not reflected in the deferred tax asset recorded in accordance with the guidelines of SFAS No. 109.

In the first quarter of 2006, the Company reassessed the remaining valuation allowance and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006 and 2007. Accordingly, $3.4 million of the valuation allowance was released during the first quarter of 2006, of which $1.9 million was recorded to equity as additional paid-in-capital and $1.5 million was recorded as a reduction in the income tax provision for the three months ended March 31, 2006. This $3.4 million release of the valuation allowance results in a $33.7 million net deferred tax asset at June 30, 2006.

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

The Company uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carryforwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, the Company has a fully reserved deferred tax asset of approximately $31.2 million related to tax net operating loss carryforwards for non-qualified stock option deductions as of June 30,

2006. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.

The Company expects to continue to have a cash tax-paying rate of between 5% and 6%. At December 31, 2005, the Company had federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $375.4 million, which consists of $346.8 million of consolidated NOLs and $28.6 million of separate return limitation NOLs. The NOLs will expire at various dates from 2006 through 2024. The change in the Company’s income tax rate has no impact on the Company’s ability to recognize NOLs and will have no impact on cash flow until the NOLs are utilized for tax purposes.

Liquidity and Capital Resources

The following table is a summary of the Company’s cash balances as of June 30, 2006, and December 31, 2005, and cash flows from continuing operations for the six months ended June 30, 2006, and 2005, (in thousands):

	June 30,	December 31,
	2006	2005

Unrestricted cash and cash equivalents	$26,867	$61,161

	Six Months Ended
	June 30,
	2006	2005

Cash provided by continuing operations	$29,875	$22,612
Cash used for investing activities from continuing operations	$(444,742)	$(8,065)
Cash provided by (used for) financing activities from continuing operations	$380,573	$(10,803)

Unrestricted cash and cash equivalents include all highly liquid investments with an initial maturity of no more than three months at the date of purchase.

During the six months ended June 30, 2006, the Company generated approximately $29.9 million in cash from continuing operations as a result of increased profitability from the business segments as well as from the acquisition of NDCHealth offset by approximately $27.0 million used for integration and other costs related to the NDCHealth acquisition.

During the six months ended June 30, 2005, the Company generated approximately $22.6 million in cash from continuing operations as a result of increased profitability and the timing of payment of certain accruals.

During the six months ended June 30, 2006, the Company used approximately $444.7 million in cash from investing activities from continuing operations, including $429.8 million used for the acquisition of NDCHealth, which is net of approximately $100 million of cash acquired. Approximately $14.9 million was used for capital expenditures and investment in software development costs.

During the six months ended June 30, 2005, the Company used approximately $8.1 million in cash from investing activities from continuing operations primarily for capital expenditures and investment in software development costs.

During the six months ended June 30, 2006, the Company generated approximately $380.6 million in cash from financing activities. The Company raised $435 million from a new senior credit facility in connection with the acquisition of NDCHealth and subsequently repaid approximately $50 million on this facility during the period. In conjunction with obtaining the new senior credit facility, the Company capitalized approximately $7.7 million in expenses, including legal and other professional fees, which are included in other long-term assets in the consolidated balance sheet. The Company also had proceeds from the exercise of stock options of approximately $2.9 million in the six months ended June 30, 2006.

On January 6, 2006, Per-Se acquired NDCHealth.  In connection with the acquisition, the Company issued approximately 8.3 million shares of Common Stock to NDCHealth stockholders and secured financing in the form of a new senior credit facility consisting of a $435 million term loan and a $50 million revolving credit facility

(“Senior Credit Facility”), which replaced the Company’s prior $75 million revolving credit facility. The term loan matures in seven years and, at the Company’s election, bears interest at a rate of either LIBOR plus 2.25% or Base Rate, as defined by the Senior Credit Facility, plus 1.25%. During the first six months of 2006, the Company elected to use LIBOR plus 2.25%. The revolving credit facility has an interest rate that varies between LIBOR plus 1.50% and LIBOR plus 2.50% or between Base Rate plus 0.5% and Base Rate plus 1.50%, based on performance, and matures in five years. The Company has the option of electing LIBOR or Base Rate. The Company has incurred no borrowings under the revolving credit facility. During the six months ended June 30, 2006, the Company retired approximately $50 million in term loan debt.

For more information about the Company’s long-term debt, refer to “Note 7 — Long-Term Debt” in the Company’s Notes to Consolidated Financial Statements.

During the six months ended June 30, 2005, the Company used approximately $10.8 million in cash from financing activities which included approximately $15.4 million used for the repurchase of the Company’s Common Stock which was partially offset by proceeds from the exercise of stock options of approximately $4.6 million.

On March 9, 2005, the Company announced that the Board authorized the repurchase of up to 1 million shares of the Company’s outstanding Common Stock. Under the share repurchase program, the Company was able to repurchase shares from time to time at management’s discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. All shares repurchased were placed into treasury to be used for general corporate purposes. During the six months ended June 30, 2005, the Company repurchased approximately one million shares of its outstanding Common Stock at a cost of approximately $15.4 million. The Company may establish new or additional share repurchase programs. The actual number and timing of shares to be repurchased will depend on market conditions and certain SEC rules. Repurchase programs may be discontinued at anytime.

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

The floating rate debt outstanding under the term loan, which is not subject to the above referenced interest rate swap agreement, subjects the Company to risk resulting from changes in short-term interest rates. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to the Company’s floating rate debt at June 30, 2006 would be approximately $2.6 million.

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

Conclusions Regarding Disclosure Controls and Procedures

In connection with the evaluation of the Company’s disclosure controls and procedures required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (b) accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Income Taxes

NDCHealth’s former management also concluded that a material weakness existed in accounting for income taxes that resulted in more than a remote likelihood that a material misstatement of its financial statements would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of changes in the Company’s internal control over financial reporting required by Rule 13a-15(d) under the Exchange Act, management identified the following changes that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has devoted significant attention and resources during the quarter to integrating NDCHealth’s business practices and operations with those of the Company. The integration of the acquired business operations into the Company has also materially affected and is reasonably likely to materially affect the Company’s internal control over financial reporting. For example, certain NDCHealth legacy financial reporting processes and functions have been converted to or integrated with the Company’s financial reporting processes and functions, including purchasing, accounts payable, payroll, benefits, calculation of accruals, reserves and allowances, posting of journal entries for the former NDCHealth business units, and performing month-end reconciliation and close procedures for those business units.

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

Numerous federal and state civil and criminal laws govern the collection, use, storage and disclosure of health information for the purpose of safeguarding the privacy and security of such information. Federal or state governments may impose penalties for noncompliance, both criminal and civil. Persons who believe their health information has been misused or disclosed improperly may bring claims against the Company or the Company’s customers seeking monetary damages.

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

Per-Se has increased its long-term debt from approximately $125 million to approximately $510 million. If unable to make the required debt payments, Per-Se could be required to reduce or delay capital expenditures, sell certain assets, restructure or refinance its indebtedness, or seek additional equity capital. The ability of Per- Se to make payments on its debt obligations will depend on the Company’s future operating performance, which may be affected by conditions beyond the Company’s control.

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

The Company is regularly involved in litigation, which may expose it to significant liabilities.

The Company is involved in litigation arising in the ordinary course of business, which may expose it to loss contingencies. These matters include, but are not limited to, claims brought by former customers with respect to the operation of the Company’s businesses. The Company has also received written demands from customers and former customers that have not yet resulted in legal action.

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

NDCHealth’s former management and its independent registered public accounting firm identified three “material weaknesses” in its internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of May 27, 2005, the date of NDCHealth’s former fiscal year end, NDCHealth’s former management concluded that NDCHealth’s documentation and procedures relating to (1) the revenue recognition and billing processes, (2) the financial statement close process and (3) NDCHealth’s accounting for income taxes resulted in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. For a more detailed description of these identified weaknesses see Part I, Item 4., Controls and Procedures, above.

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

(a) The Company held its 2006 Annual Meeting of Stockholders on May 25, 2006.

(b) Each of the seven members of the Company’s Board of Directors stood for re-election at the Annual Meeting, and all seven were re-elected for one-year terms expiring on the date of the 2007 Annual Meeting. The votes were as follows:

Nominee	Votes For	Votes Withheld

John W. Clay, Jr.	36,886,770	273,639
John W. Danaher, M.D	36,887,207	273,202
Craig Macnab	36,817,688	342,721
David E. McDowell	36,934,293	226,116
Philip M. Pead	36,699,911	460,498
C. Christopher Trower	36,886,959	273,450
Jeffrey W. Ubben	36,770,642	389,767

(c) The following two proposals also were voted upon at the 2006 Annual Meeting of Stockholders and were approved by the stockholders:

•	A proposal to ratify the appointment of the firm of Ernst & Young LLP as independent auditors of the Company for 2006. Votes cast were 37,142,390 for and 9,896 against. There were 8,124 abstentions and no broker non-votes as to this proposal.

•	A proposal to approve the Company’s 2006 Long-Term Incentive Plan. Votes cast were 26,541,556 for and 7,057,271 against. There were 28,162 abstentions and 3,533,421 broker non-votes as to this proposal.

Item 6.	Exhibits

(A) Exhibits

Exhibit
Number		Document

2.1	—	Agreement and Plan of Merger, dated as of August 26, 2005, among Registrant, Royal Merger Co. and NDCHealth Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 30, 2005). (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a copy of any of these materials to the Securities and Exchange Commission upon request).
2.2	—	Stock Purchase Agreement, dated as of August 26, 2005, among Wolters Kluwer Health, Inc., NDC Health Information Services (Arizona). Inc., and NDCHealth Corporation (incorporated herein by reference to Exhibit 2.1 to NDCHealth Corporation’s Current Report on Form 8-K filed on August 29, 2005). (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a copy of any of these materials to the Securities and Exchange Commission upon request).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2005).
4.1	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates). (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.2	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report of Form 10-Q for the quarter ended June 30, 2000).
4.3	—	Second Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of December 6, 2001, to be effective as of March 6, 2002 (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Document

4.4	—	Third Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
4.5	—	Fourth Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of February 18, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
4.6	—	Fifth Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of August 26, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 26, 2005).
4.7	—	Indenture dated as of June 30, 2004, between Registrant and U.S. Bank National Association, as Trustee, relating to Registrant’s 3.25% Convertible Subordinated Debentures Due 2024 (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.1	—	Employment Agreement dated as of April 18, 2006, between Registrant and Patrick J. Leonard (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 20, 2006).
10.2	—	Employment Agreement dated as of April 18, 2006, between Registrant and David F. Mason (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 20, 2006).
10.3	—	Employment Agreement dated as of May 1, 2006, between Registrant and Stephen M. Scheppmann (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 1, 2006).
10.4	—	Per-Se Technologies, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on June 1, 2006).
10.5	—	Form of Performance-Based Restricted Stock Unit Agreement under the Per-Se Technologies, Inc. 2006 Long-Term Incentive Plan.
10.6	—	Form of Service-Based Restricted Stock Unit Agreement under the Per-Se Technologies, Inc. 2006 Long-Term Incentive Plan.
10.7	—	Per-Se Technologies, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed on June 1, 2006).
31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a). and 15d-14(a)., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a). and 15d-14(a)., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Per-Se Technologies, Inc.
(Registrant)

By:	/s/ Stephen M. Scheppmann
Stephen M. Scheppmann
Executive Vice President and
Chief Financial Officer

By:	/s/ Richard A. Flynt
Richard A. Flynt
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date: August 8, 2006

INDEX TO EXHIBITS

Exhibit
Number		Document

2.1	—	Agreement and Plan of Merger, dated as of August 26, 2005, among Registrant, Royal Merger Co. and NDCHealth Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 30, 2005) (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a copy of any of these materials to the Securities and Exchange Commission upon request).
2.2	—	Stock Purchase Agreement, dated as of August 26, 2005, among Wolters Kluwer Health, Inc., NDC Health Information Services (Arizona) Inc., and NDCHealth Corporation (incorporated herein by reference to Exhibit 2.1 to NDCHealth Corporation’s Current Report on Form 8-K filed on August 29, 2005) (schedules and similar attachments to this exhibit have not been filed; Registrant agrees to furnish supplementally a copy of any of these materials to the Securities and Exchange Commission upon request).
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	—	Restated By-laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2005).
4.1	—	Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company (including form of rights certificates) (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on February 12, 1999).
4.2	—	First Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of May 4, 2000 (incorporated by reference to Exhibit 4.4 to Quarterly Report of Form 10-Q for the quarter ended June 30, 2000).
4.3	—	Second Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of December 6, 2001, to be effective as of March 6, 2002 (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the year ended December 31, 2001).
4.4	—	Third Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of March 10, 2003 (incorporated by reference to Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2002).
4.5	—	Fourth Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of February 18, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 22, 2005).
4.6	—	Fifth Amendment to Rights Agreement dated as of February 11, 1999, between Registrant and American Stock Transfer & Trust Company, entered into as of August 26, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 26, 2005).
4.7	—	Indenture dated as of June 30, 2004, between Registrant and U.S. Bank National Association, as Trustee, relating to Registrant’s 3.25% Convertible Subordinated Debentures Due 2024 (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.1	—	Employment Agreement dated as of April 18, 2006, between Registrant and Patrick J. Leonard (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 20, 2006).
10.2	—	Employment Agreement dated as of April 18, 2006, between Registrant and David F. Mason (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 20, 2006).
10.3	—	Employment Agreement dated as of May 1, 2006, between Registrant and Stephen M. Scheppmann (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 1, 2006).
10.4	—	Per-Se Technologies, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on June 1, 2006).
10.5	—	Form of Performance-Based Restricted Stock Unit Agreement under the Per-Se Technologies, Inc. 2006 Long-Term Incentive Plan.
10.6	—	Form of Service-Based Restricted Stock Unit Agreement under the Per-Se Technologies, Inc. 2006 Long-Term Incentive Plan.
10.7	—	Per-Se Technologies, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed on June 1, 2006).

Exhibit
Number		Document

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.