Form 10-Q
period 2006-09-30
PER SE TECHNOLOGIES INC
filed 2006-11-08
CIK 878556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares of stock outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at October 31, 2006

Common Stock $0.01 Par Value	39,227,739 shares
Non-voting Common Stock $0.01 Par Value	0 shares

PER-SE TECHNOLOGIES, INC.

FORM 10-Q
For the Fiscal Quarter Ended September 30, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2006	2005
	(In thousands, except
	par value data)

Current Assets:
Cash and cash equivalents	$52,453	$61,161
Accounts receivable (less allowances of $5,731 and $3,348 as of September 30, 2006, and December 31, 2005, respectively)	96,768	54,397
Deferred income taxes — current, net	4,507	4,056
Prepaid expenses	13,004	3,004
Other	7,541	3,555

Total current assets	174,273	126,173
Property and equipment, net of accumulated depreciation	40,726	16,843
Goodwill	380,656	38,199
Other intangible assets, net of accumulated amortization	298,496	21,946
Deferred income taxes, net	29,151	26,238
Other	18,036	10,124

Total assets	$941,338	$239,523

Current Liabilities:
Accounts payable	$10,625	$5,982
Accrued compensation	23,573	15,265
Accrued expenses	53,218	17,002
Current portion of long-term debt and capital lease obligations	209	135
Deferred revenue — current	41,077	25,821

Total current liabilities	128,702	64,205
Long-term debt and capital lease obligations	510,411	125,490
Deferred revenue	8,678	—
Other obligations	21,419	5,312

Total liabilities	669,210	195,007

Stockholders’ Equity:
Preferred stock, no par value, 20,000 shares authorized; none issued	—	—
Common stock, voting, $0.01 par value, 200,000 shares authorized, 42,187 and 33,511 issued and 39,199 and 30,523 outstanding as of September 30, 2006, and December 31, 2005, respectively	422	335
Common stock, non-voting, $0.01 par value, 600 shares authorized; none issued	—	—
Paid-in capital	1,025,730	804,875
Accumulated deficit	(713,784)	(719,759)
Treasury stock at cost, 2,988 shares as of September 30, 2006, and December 31, 2005	(41,912)	(41,817)
Deferred stock unit plan obligation	1,566	1,429
Accumulated other comprehensive income (loss)	106	(547)

Total stockholders’ equity	272,128	44,516

Total liabilities and stockholders’ equity	$941,338	$239,523

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Revenue	$148,871	$94,006	$447,785	$279,336

Operating expenses:
Cost of services	86,007	63,089	274,358	185,596
Selling, general and administrative	41,514	19,918	130,504	63,032

Operating income	21,350	10,999	42,923	30,708
Interest expense	8,925	1,431	26,000	4,360
Interest income	(535)	(427)	(1,649)	(1,075)

Income from continuing operations before income taxes	12,960	9,995	18,572	27,423
Income tax expense	5,984	172	12,305	623

Income from continuing operations	6,976	9,823	6,267	26,800
Loss from discontinued operations, net of tax	(218)	—	(292)	—

Net income	$6,758	$9,823	$5,975	$26,800

Net income per common share — basic:
Income from continuing operations	$0.18	$0.33	$0.16	$0.89
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—

Net income per common share — basic	$0.17	$0.33	$0.15	$0.89

Weighted average shares used in computing basic earnings per share	39,134	29,994	38,861	30,019

Net income per common share — diluted:
Income from continuing operations	$0.16	$0.29	$0.14	$0.81
Loss from discontinued operations, net of tax	—	—	—	—

Net income per common share — diluted	$0.16	$0.29	$0.14	$0.81

Weighted average shares used in computing diluted earnings per share	43,203	33,792	43,535	32,917

See notes to consolidated financial statements.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

Cash Flows from Operating Activities:
Net income	$5,975	$26,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,310	11,233
Stock-based compensation expense	4,525	—
Amortization of deferred financing costs	1,655	1,011
Loss from discontinued operations	292	—
Deferred income taxes	11,009	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	(6,645)	(7,067)
Accounts payable	(2,918)	342
Accrued compensation	1,909	3,957
Accrued expenses	(28,856)	(2,024)
Deferred revenue	19,908	2,489
Other, net	4,692	(1,204)

Net cash provided by continuing operations	60,856	35,537
Net cash used for discontinued operations	(484)	—

Net cash provided by operating activities	60,372	35,537

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(429,834)	—
Purchases of property and equipment	(8,802)	(6,098)
Software development costs	(12,540)	(4,544)
Capitalized acquisition costs	—	(1,484)
Other	—	(216)

Net cash used for investing activities of continuing operations	(451,176)	(12,342)

Cash Flows from Financing Activities:
Treasury stock purchases	—	(15,404)
Proceeds from the exercise of stock options	4,312	5,967
Proceeds from borrowings	435,000	—
Payments of debt	(50,202)	(32)
Deferred financing costs	(7,662)	—
Other	648	(18)

Net cash provided by (used for) financing activities of continuing operations	382,096	(9,487)

Cash and Cash Equivalents:
Net change	(8,708)	13,708
Balance at beginning of period	61,161	42,422

Balance at end of period	$52,453	$56,130

Supplemental Disclosures:
Cash paid for:
Interest	$23,415	$2,387
Income taxes	11,001	487
Non-cash investing activity:
Common Stock issued in connection with the acquisition of NDCHealth	$197,915	$—

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

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method described above. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

As stock-based compensation expense recognized in the accompanying unaudited consolidated statement of operations for the three and nine months ended September 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal year 2006, the Company accounted for stock option forfeitures as they occurred.

The following table shows the effect of the adoption of SFAS No. 123(R) on January 1, 2006, on selected line items in the accompanying financial statements for the three and nine months ended September 30, 2006 (in thousands, except per share data):

	Three Months	Nine Months
	Ended September 30, 2006

Income before income taxes	$(950)	$(3,363)
Income from continuing operations	$(591)	$(2,071)
Net income	$(591)	$(2,071)
Net income per common share:
Basic	$(0.02)	$(0.05)
Diluted	$(0.01)	$(0.05)

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months	Nine Months
	Ended September 30, 2005

Net income as reported	$9,823	$26,800
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,088)	(3,686)

Pro forma net income	$8,735	$23,114

Net income per common share:
Basic — as reported	$0.33	$0.89

Basic — pro forma	$0.29	$0.77

Diluted — as reported	$0.29	$0.81

Diluted — pro forma	$0.26	$0.70

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Stock Option Plans

The Company has three stock option plans for employees: (i) the Second Amended and Restated Per-Se Technologies, Inc. Stock Option Plan, as amended; (ii) the Per-Se Technologies, Inc. Non-Qualified Stock Option Plan for Non-Executive Employees, as amended; and (iii) the Per-Se Technologies, Inc. Non-Qualified Stock Option Plan for Employees of Acquired Companies, as amended. Options under all of these plans are granted at an exercise price equal to or in excess of the fair market value of the Company’s Common Stock on the date of grant. Such options generally vest over a three-to-five year period and expire eleven years after the date of grant. The total number of options available for future grants under these stock option plans was 3,790 at September 30, 2006 (excluding 345,952 shares under the Per-Se Technologies, Inc. Non- Qualified Stock Option Plan for Non-Executive Employees, as amended, from which the Compensation Committee of the Company’s Board of Directors has resolved no further grants shall be made).

The Company also has one stock option plan for non-employees who serve on the Company’s Board of Directors. This plan, the Amended and Restated Per-Se Technologies, Inc. Non-Employee Director Stock Option Plan, provides for an initial grant of 10,000 stock options upon first election or appointment to the Board and an annual grant of 10,000 stock options for each year of service thereafter. Options under this plan are granted at an exercise price equal to the average of the fair market values of the Company’s Common Stock for the five trading days prior to the date of the grant. Such options are generally fully vested as of the date of grant but not exercisable until one year after the date of grant and expire ten years after the date of grant. As of September 30, 2006, the Company had 58,539 options available for future grants under this plan.

Activity related to all stock option plans as of September 30, 2006, and for the nine months then ended is summarized as follows (shares and aggregate intrinsic value in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Options outstanding as of January 1	5,386	$10.86
Granted	655	$26.59
Exercised	(411)	$10.49
Canceled	(75)	$15.19

Options outstanding as of September 30	5,555	$12.69	6.64 years	$56,243

Options exercisable as of September 30	4,066	$10.23	5.65 years	$51,157

Options vested and expected to vest as of September 30	5,257	$12.31	6.49 years	$55,226

The total intrinsic value of options exercised during the nine months ended September 30, 2006, and 2005, was $5.9 million and $7.0 million, respectively. The Company’s policy for issuing shares upon share option exercise is to issue new shares of Common Stock.

The weighted-average grant-date fair value of each option granted during the nine months ended September 30, 2006, and 2005, was $9.50 and $6.81, respectively.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The weighted-average grant-date fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions for grants during the nine months ended September 30, 2006, and 2005:

	2006	2005

Expected life (years)	3.58	4.57
Risk-free interest rate	4.5%	3.9%
Dividend rate	0%	0%
Expected volatility	46.8%	50.0%

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

The compensation cost and related tax benefit associated with stock option grants was $1.0 million and $0.4 million, respectively, during the three months ended September 30, 2006, and $3.4 million and $1.3 million, respectively, for the nine months ended September 30, 2006. As of September 30, 2006, there was approximately $6.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Long Term Incentive Plan

On May 25, 2006, the stockholders of the Company approved the Per-Se Technologies, Inc. 2006 Long-Term Incentive Plan (the “2006 LTIP”). A total of 1.5 million shares of the Company’s Common Stock are reserved and available for issuance pursuant to awards granted under the 2006 LTIP. The 2006 LTIP authorizes the granting of awards in the form of stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, performance-based cash awards, and other stock-based awards to the Company’s employees, officers, directors and consultants. As of September 30, 2006, the Company had approximately 1.1 million shares available for future grants under this plan.

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

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Performance-based restricted stock units.  The following is a summary of the activity relating to performance-based restricted stock units since the inception of the 2006 LTIP (units in thousands):

		Weighted-Average	Weighted-Average
		Grant-Date	Remaining
	Units	Fair Value	Contractual Term

Nonvested units as of Plan inception	—	$—
Granted	256.1	31.57
Canceled	(0.9)	31.57

Nonvested units as of September 30	255.2	$31.57	2.3 years

The weighted-average grant-date fair value of each performance-based restricted stock unit granted during the nine months ended September 30, 2006, was estimated on the date of the grant using the Monte-Carlo simulation model based on the following weighted average assumptions:

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

The compensation cost and related tax benefit associated with performance-based restricted stock units was $0.6 million and $0.2 million, respectively, during the three months ended September 30, 2006, and $0.8 million and $0.3 million, respectively, for the nine months ended September 30, 2006. At September 30, 2006, the unamortized compensation cost related to performance-based restricted stock units totaled $5.6 million, which will be recognized over a weighted-average period of 2.3 years.

Service-based restricted stock units.  The following is a summary of the activity relating to service-based restricted stock units since the inception of the Plan (units in thousands):

		Weighted-Average	Weighted-Average
		Grant-Date	Remaining
	Units	Fair Value	Contractual Term

Nonvested units as of Plan inception	—	$—
Granted	144.6	25.53
Canceled	(0.6)	25.53

Nonvested units as of September 30	144.0	$25.53	2.7 years

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

The compensation cost and related tax benefit associated with service-based restricted stock was $0.2 million and $0.1 million, respectively, during the three months ended September 30, 2006, and $0.3 million and $0.1 million, respectively, for the nine months ended September 30, 2006. At September 30, 2006, the unamortized compensation cost related to service-based restricted stock units totaled $2.6 million, which will be recognized over a weighted-average period of 2.7 years.

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

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

During the second and third quarters of 2006, the Company recorded certain adjustments to the preliminary purchase price allocation. These adjustments primarily related to accounts receivable, other current assets, and accrued expenses and resulted in a net decrease in goodwill of approximately $1.8 million.

The following table details the purchase price allocation as of September 30, 2006, including all adjustments.

(In thousands)

Cash	$99,997
Accounts receivable	36,475
Deferred income tax asset	96,793
Other current assets	13,064
Property and equipment	25,102
Identifiable intangible assets	289,400
Goodwill — Physician Solutions	81,050
Goodwill — Hospital Solutions	174,022
Goodwill — Pharmacy Solutions	87,361
Other long-term assets	8,229
In-process research and development	13,300
Accounts payable	(7,686)
Accrued expenses	(54,106)
Accrued compensation	(6,287)
Deferred revenue	(3,643)
Accrued restructuring and merger costs	(11,135)
Deferred income taxes	(96,793)
Other long-term obligations	(17,341)

Total purchase price	$727,802

In accordance with SFAS No. 141, Accounting for Business Combinations (“SFAS No. 141”), the Company was required to record acquired accounts receivable at fair value. The Company recorded approximately $36.5 million as the fair value of the acquired accounts receivable based on NDCHealth’s gross accounts receivable balance as of the acquisition date, less approximately $7.0 million, which represented the allowance for doubtful accounts on NDCHealth’s books at the date of acquisition.

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

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of NDCHealth’s products. The fair value of intangible assets was based, in part, on a valuation completed using an income approach. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 15% to 20%. These discount rates were determined after consideration of the Company’s rate of return on debt and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at September 30, 2006 (in thousands, except years):

		Accumulated	Net Book
Intangible Asset	Fair Value	Amortization	Value	Useful Life

Customer lists and agreements	$180,900	$8,647	$172,253	11 - 22 years
Developed technology	105,900	11,823	94,077	5 - 8 years
Trademarks	1,500	56	1,444	20 years
Noncompete agreements	1,100	413	687	2 years

	$289,400	$20,939	$268,461

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

In addition, NDCHealth sold its Canadian pharmacy transaction business in 2005. As part of this transaction, NDCHealth abandoned its facility lease, which expires in 2009. Therefore, the Company assumed a liability of $0.7 million in connection with the sale of the Canadian pharmacy transaction business, which represented the expected net cash outflows associated with this lease.

These two amounts and the related payments made in the nine months ended September 30, 2006 are set forth in the following table (in thousands):

Total

Reserve balance, January 6, 2006	$11,135
Cost applied against the reserve	(9,547)

Reserve balance, September 30, 2006	$1,588

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

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Per-Se and NDCHealth, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented and assumes the disposition of NDCHealth’s information management business prior to such combination. Such pro forma financial information is based on the historical financial statements of Per-Se and NDCHealth. In determining such financial information, the combined historical results of Per-Se and NDCHealth were adjusted to eliminate sales and related costs of sales for NDCHealth’s information management business and for normal business transactions between Per-Se and NDCHealth. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of NDCHealth’s tangible assets and

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

identifiable intangible assets resulting from the acquisition and interest expense related to the debt issued to complete the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

The pro forma financial information for the three months ended September 30, 2005, combines the historical results for Per-Se’s three months ended September 30, 2005, and the historical results for NDCHealth for the period from May 28, 2005, to September 2, 2005. The pro forma financial information for the nine months ended September 30, 2005, combines the historical results for Per-Se’s nine months ended September 30, 2005, and the historical results for NDCHealth for the period from November 27, 2004, to September 2, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005(1)
	(In thousands, except per share data)

Revenue	$150,070	$445,384
Net loss	$6,853	$(175)
Net loss per common share — basic	$0.18	$0.00
Net loss per common share — diluted	$0.18	$0.00

(1)	Includes approximately $13.3 million of in-process research and development expense

Note 4 — Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and other equity-based awards. The following sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2006, and 2005:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net income	$6,758	$9,823	$5,975	$26,800

Common shares outstanding:
Shares used in computing net income per common share — basic	39,134	29,994	38,861	30,019
Effect of potentially dilutive stock options and other equity-based awards	4,069	3,798	4,674	2,898

Shares used in computing net income per common share — diluted	43,203	33,792	43,535	32,917

Net income per common share:
Basic	$0.17	$0.33	$0.15	$0.89

Diluted	$0.16	$0.29	$0.14	$0.81

The calculation of diluted EPS for the three and nine months ended September 30, 2006, excludes 1.1 million and 2.5 million shares of Common Stock issuable through stock options and other equity-based awards because the exercise prices of the awards were greater than the average market price of the common shares, and therefore, the effect of including these awards would have been antidilutive.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Options to purchase 0.1 million and 0.5 million shares of Common Stock during the three and nine months ended September 30, 2005, were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares, and therefore, the effect of including these options would have been antidilutive.

Note 5 — Comprehensive Income

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

The components of comprehensive income for the three and nine months ended September 30, 2006, and 2005, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$6,758	$9,823	$5,975	$26,800
Change in cumulative foreign currency translation adjustment	(86)	(58)	(20)	(43)
Change in cash flow hedging activities	(1,842)	—	673	—

Comprehensive income	$4,830	$9,765	$6,628	$26,757

Accumulated other comprehensive income (loss) at September 30, 2006, and December 31, 2005, consists of the following components (in thousands):

	September 30,	December 31,
	2006	2005

Cumulative foreign currency translation adjustment	$(567)	$(547)
Cumulative cash flow hedging activities	673	—

Accumulated other comprehensive income (loss)	$106	$(547)

See Note 7 — Long-Term Debt for further information on the Company’s cash flow hedging activities.

Note 6 — Legal Matters

On April 7, 2004, a putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., was filed in the United States District Court for the Northern District of Georgia against NDCHealth and two of its former executives, as defendants. The lawsuit alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making material misrepresentations and omissions to the investing public regarding NDCHealth’s revenue recognition practices during the period from October 1, 2003, through June 30, 2004. The complaint seeks unspecified damages and the recovery of reasonable attorneys’ fees and costs. On September 1, 2004, a second amended complaint was filed. The second amended complaint added other former NDCHealth executives, as well as Ernst & Young LLP, as defendants. The second amended complaint generally alleges, among other things, that members of a purported class of stockholders who purchased NDCHealth common stock between October 1, 2003, and August 9, 2004, were damaged as a result of (i) improper revenue recognition practices in NDCHealth’s physician business unit; (ii) the failure to timely writedown NDCHealth’s investment in MedUnite, Inc.; and (iii) the improper capitalization and amortization of costs associated with software development. It alleges that, as a result of such conduct, NDCHealth’s previously issued financial statements were

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

materially false and misleading, thereby causing the prices of NDCHealth’s common stock to be inflated artificially. It asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder and seeks unspecified monetary damages and other relief. On October 13, 2004, NDCHealth and the individual defendants filed a motion to dismiss the second amended complaint. On July 27, 2005, the District Court granted the motion to dismiss without prejudice. Plaintiffs were granted leave to file a third amended complaint by August 26, 2005. On August 26, 2005, plaintiffs filed a notice appealing the dismissal to the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit has affirmed the dismissal; however, the plaintiffs retain their rights to file a motion for rehearing en banc with the Eleventh Circuit and/or to appeal to the U.S. Supreme Court.

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

In April 1999, the Company sold the commercial division of its former Impact Innovations Group, but retained the division’s claim for compensatory damages as plaintiff in a lawsuit against one of the division’s former vendors. In November 2003, the trial court granted a motion for summary judgment in favor of the vendor, but the decision was overturned on appeal and the case was remanded for trial. In June 2006, the case was tried and the jury found in favor of the vendor. Costs incurred by the Company in connection with the trial are included net of tax in loss from discontinued operations in the consolidated statements of income for the three months and nine months ended September 30, 2006.

Note 7 — Long-Term Debt

On January 6, 2006, Per-Se acquired NDCHealth. In connection with the acquisition, the Company secured financing in the form of a new senior credit facility consisting of a $435 million term loan and a $50 million revolving credit facility (“Senior Credit Facility”), which replaced the Company’s prior $75 million revolving credit facility. The term loan matures in seven years and, at the Company’s election, bears interest at a rate of either LIBOR plus 2.25% or Base Rate, as defined by the Senior Credit Facility, plus 1.25%. During the first nine months of 2006, the Company elected to use LIBOR plus 2.25%. The revolving credit facility has an interest rate that varies between LIBOR plus 1.50% and LIBOR plus 2.50% or between Base Rate plus 0.5% and Base Rate plus 1.50%, based on performance, and matures in five years. The Company has the option of electing LIBOR or Base Rate. The Company has incurred no borrowings under the revolving credit facility. In conjunction with the financing

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

transaction, the Company capitalized approximately $7.7 million in expenses, including legal and other professional fees, which are included in other long-term assets in the consolidated balance sheet.

The Company is required to pay an annual commitment fee ranging from 0.25% to 0.50% of the unused capacity related to the revolving credit facility. The commitment fee range is based on the Company’s consolidated leverage ratio, as defined in the facility agreement. The Company intends to use the revolving credit facility, as needed, for future investments in operations, including capital expenditures, strategic acquisitions, to secure its letters of credit, as needed, and other general corporate purposes.

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

The Senior Credit Facility contains financial and other restrictive covenants, including, without limitation, those restricting additional indebtedness, lien creation, dividend payments, asset sales and stock offerings, and those requiring a maximum leverage, maximum senior leverage, and minimum fixed charge coverage, each as defined in the Senior Credit Facility. The Company was in compliance with all applicable covenants as of September 30, 2006.

Also on January 6, 2006, the Company entered into a four-year interest rate swap agreement, in order to hedge against potential interest rate fluctuations resulting from the variable interest rate under the terms of the new Senior Credit Facility. Pursuant to the terms of the interest rate swap, the Company is obligated to periodically pay an amount based on a fixed interest rate, and the Company will receive an amount based on a variable rate. The variable rate is based on the three-month LIBOR rate available at the time. By entering into the interest rate swap, the Company has effectively fixed the maximum interest rate that the Company will pay on a portion of the outstanding balance under the Senior Credit Facility at 4.76% per annum plus the applicable spread, which is 2.25%. The amount of the Senior Credit Facility that is covered by the swap is $125 million in years one and two, decreasing to $100 million in year three and $75 million in year four. The interest rate swap will terminate on December 31, 2009, unless sooner terminated pursuant to its terms. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. This interest rate swap was designated as a cash flow hedge, was documented as fully effective, and was valued as an asset totaling approximately $0.7 million at September 30, 2006. The fair value of this swap arrangement is included in other long-term assets in the consolidated balance sheets, and the related gains or losses are recorded, net of income tax effects, as a component of other comprehensive income.

During the nine months ended September 30, 2006, the Company retired approximately $50 million in term loan debt.

Note 8 — Income Taxes

Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $6.0 million and $0.2 million for the three months ended September 30, 2006, and 2005, respectively, and $12.3 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively.

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

In the first quarter of 2006, the Company reassessed the remaining valuation allowance and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006 and 2007. Accordingly, $3.4 million of the valuation allowance was released during the first quarter of 2006, of which $1.9 million was recorded to equity as additional paid-in-capital and $1.5 million was recorded as a reduction in the income tax provision for the three months ended March 31, 2006. This $3.4 million release of the valuation allowance results in a $33.7 million net deferred tax asset at September 30, 2006.

In the third quarter of 2006, certain adjustments were made to the opening balance sheet for NDCHealth that resulted in an increase to the Company’s acquisition-related deferred tax liability. As a result of that increase, the deferred tax asset valuation allowance release that was recorded as a reduction in the income tax provision during the first quarter of 2006 was also adjusted. The effect of that adjustment resulted in a $0.5 million increase in the income tax provision for the three months ended September 30, 2006.

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

The Company uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carryforwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, the Company has a fully reserved deferred tax asset of approximately $25.8 million related to tax net operating loss carryforwards for non-qualified stock option deductions as of September 30, 2006. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Note 9 — Restructuring Expenses

The amount of lease termination costs associated with a 1995 restructuring applied against the reserve in the nine months ended September 30, 2006, is as follows:

	Reserve Balance	Costs Applied	Reserve Balance
	December 31, 2005	Against Reserve	September 30, 2006
	(In thousands)

Lease termination costs	$807	$(169)	$638

Note 10 — Segment Reporting

The Company’s reportable segments are operating units that offer different services and products. Per-Se provides its services and products through its three operating divisions: Physician Solutions, Hospital Solutions, and Pharmacy Solutions.

The Physician Solutions division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides a complete outsourcing service, therefore, allowing physician groups to avoid the infrastructure investment and administrative costs in their own in-house billing office. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. Its target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice. These services help physician groups to be financially successful by improving cash flows and reducing administrative costs and burdens. Fees for these services are primarily based on a percentage of net collections on the clients’ accounts receivable. The division recognizes revenue and bills customers when the customers receive payment on those accounts receivable, which aligns the division’s interests with the interests of the physician groups it services. The division also generates revenue from one-time sales of physician practice management (“PPM”) software or monthly usage fees for software used via an Application Service Provider (“ASP”) model. The division’s revenue model is more than 90% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business. The business of the Physician Solutions division is conducted by PST Services, Inc., a Georgia corporation, and NDCHealth Corporation, a Delaware corporation, both of which are wholly owned subsidiaries of the Company. Both of these subsidiaries do business under the name “Per-Se Technologies.”

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

The Company’s segment information from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Revenue:
Physician Solutions	$77,835	$69,805	$235,344	$206,063
Hospital Solutions	44,083	27,860	132,173	84,032
Pharmacy Solutions	31,015	—	92,482	—
Eliminations	(4,062)	(3,659)	(12,214)	(10,759)

	$148,871	$94,006	$447,785	$279,336

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Segment operating expenses:
Physician Solutions	$65,578	$61,430	$202,743	$181,633
Hospital Solutions	32,217	21,720	100,616	66,202
Pharmacy Solutions	26,090	—	85,368	—
Corporate	7,698	3,516	28,349	11,552
Eliminations	(4,062)	(3,659)	(12,214)	(10,759)

	$127,521	$83,007	$404,862	$248,628

Segment operating income:
Physician Solutions	$12,257	$8,375	$32,601	$24,430
Hospital Solutions	11,866	6,140	31,557	17,830
Pharmacy Solutions	4,925	—	7,114	—
Corporate	(7,698)	(3,516)	(28,349)	(11,552)

	$21,350	$10,999	$42,923	$30,708

Interest expense	$8,925	$1,431	$26,000	$4,360
Interest income	(535)	(427)	(1,649)	(1,075)

Income from continuing operations before income taxes	$12,960	$9,995	$18,572	$27,423

Depreciation and amortization(1):
Physician Solutions	$2,265	$1,996	$8,901	$6,153
Hospital Solutions	3,757	1,616	14,406	4,827
Pharmacy Solutions	5,371	—	24,520	—
Corporate	521	82	1,483	253

	$11,914	$3,694	$49,310	$11,233

Capital expenditures and capitalized software development costs:
Physician Solutions	$2,415	$1,734	$6,061	$5,223
Hospital Solutions	2,306	958	9,369	5,008
Pharmacy Solutions	1,371	—	4,425	—
Corporate	343	48	1,487	411

	$6,435	$2,740	$21,342	$10,642

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of
	September 30,	December 31,
	2006	2005
	(In thousands)

Identifiable assets:
Physician Solutions	$189,881	$66,380
Hospital Solutions	342,242	71,482
Pharmacy Solutions	283,971	—
Corporate	125,244	101,661

	$941,338	$239,523

(1)	For the nine months ended September 30, 2006, depreciation and amortization expense includes $13.3 million of in-process research and development that was purchased as part of the NDCHealth acquisition and expensed during the first three months of 2006. By segment, Physician Solutions includes approximately $1.9 million, Hospital Solutions includes approximately $2.8 million and Pharmacy Solutions includes approximately $8.6 million of in-process research and development expense.

Note 11 —	Retirement Benefits

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

The liability relating to Pension Plan benefits totaled approximately $11.0 million, and is included in other obligations on the consolidated balance sheet at September 30, 2006. Net periodic pension cost for the Pension Plan during the period from January 6, 2006, (the date of the acquisition of NDCHealth) through September 30, 2006, and for the three months ended September 30, 2006, includes the following components:

	Three Months Ended	January 6, 2006
	September 30, 2006	Through September 30, 2006
	(In thousands)

Interest cost on projected benefit obligation	$536	$1,608
Expected return on plan assets	(500)	(1,500)

Net periodic pension cost	$36	$108

The Company made contributions of $0.7 million and $1.4 during the three and nine months ended September 30, 2006, respectively. The Company anticipates making $0.7 million in additional contributions to fund the Pension Plan during the remainder of the 2006 fiscal year.

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

The cumulative effect of applying FIN 48 will be recorded in opening retained earnings for the fiscal year of adoption. The Company is currently assessing the impact that the adoption of FIN 48 will have on its financial statements. FIN 48 will be effective for the Company beginning January 1, 2007.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which establishes a framework for measuring fair value in accordance with GAAP. SFAS No. 157 will apply whenever another GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company on January 1, 2008. The Company is currently assessing the impact that the adoption of SFAS No. 157 will have on its financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS No. 158”). SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The Company is currently assessing the impact that the adoption of SFAS No. 158 will have on its financial statements.

Note 14 — Subsequent Event

On November 5, 2006, Per-Se entered into an agreement and plan of merger (the “Merger Agreement”) with McKesson Corporation (“McKesson”) and its wholly-owned acquisition subsidiary pursuant to which the acquisition subsidiary will be merged with and into Per-Se with Per-Se being the surviving corporation in the Merger. Per-Se will continue as a wholly owned subsidiary of McKesson.

Pursuant to the Merger Agreement, at the effective time of the merger, each share of Common Stock of Per-Se issued and outstanding will be converted into the right to receive $28.00 in cash, without interest. The transaction is

PER-SE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

subject to regulatory and shareholder approval and other customary closing conditions and is expected to close in the first quarter of 2007. The Merger has been approved by Per-Se’s Board of Directors.

In accordance with the change of control provisions of the Company’s equity-based compensation plans, immediately prior to the effective time of the Merger, all unvested equity awards will vest, except for service-based restricted stock units assumed by McKesson, as described below. All outstanding stock options will be cancelled at the effective time of the Merger in exchange for the right to receive a cash payment equal to the product of (i) the number of shares underlying such option, whether vested or unvested; multiplied by (ii) the excess, if any, of the $28.00 per share merger consideration over the exercise price per share of such option. Performance-based restricted stock units (“RSUs”) outstanding at the effective time of the Merger will be cancelled in exchange for the right to receive $28.00 in cash for each share of Per-Se Common Stock subject to such performance-based RSUs. Outstanding service-based RSUs will be assumed by McKesson and converted into the right to receive upon settlement (otherwise in accordance with the terms of the applicable plan and award agreements) the number of shares of McKesson Common Stock equal to (i) the number of shares of Per-Se Common Stock subject to such service-based RSUs immediately prior to the effective time of the Merger multiplied by (ii) the quotient of (x) the $28.00 divided by (y) the closing price of McKesson Common Stock at that time. The cash payments in each case will be reduced by applicable withholding taxes.

In October 2006, Per-Se retained an investment banking firm to serve as its financial advisor in connection with the Merger. Per-Se incurred a fee of $1 million to that firm upon delivery of its fairness opinion in connection with approval of the Merger Agreement by Per-Se’s Board of Directors. At the effective time of the Merger, Per-Se will owe the investment banking firm fees of $3.5 million.

Under the Merger Agreement, Per-Se has agreed that, prior to the effective time of the Merger (unless consented to in writing in advance by McKesson and subject to certain exceptions), Per-Se will carry on business in the ordinary and usual course and that Per-Se will use commercially reasonable efforts to preserve Per-Se’s business organization and maintain relations and goodwill with customers, suppliers, distributors, strategic partners, creditors, lessors, employees and business associates. Additionally, Per-Se has agreed, subject to certain exceptions, to comply with certain restrictive covenants which limit Per-Se’s ability to take certain actions inconsistent with the ordinary course of business without McKesson’s prior written consent.

The Merger Agreement contains certain termination rights of McKesson and Per-Se, including the right of Per-Se to terminate the Merger Agreement in order to pursue an unsolicited offer to acquire Per-Se from a third party that Per-Se’s Board of Directors determines to be superior to the offer from McKesson. The Merger Agreement also provides that, upon the termination of the Merger Agreement under certain circumstances, Per-Se would be required to pay McKesson a termination fee of $44 million.

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

The Physician Solutions division provides Connective Healthcare solutions that manage the revenue cycle for physician groups. The division provides a complete outsourcing service, therefore, allowing physician groups to avoid the infrastructure investment and administrative costs in their own in-house billing office. The division is the largest provider of business management outsourced services that supplant all or most of the administrative functions of a physician group. The division’s target market is primarily hospital-affiliated physician groups in the specialties of radiology, anesthesiology, emergency medicine and pathology as well as physician groups practicing in the academic setting and other large physician groups. Services include clinical data collection, data input, medical coding, billing, contract management, cash collections, accounts receivable management and extensive reporting of metrics related to the physician practice. These services help physician groups to be financially successful by improving cash flows and reducing administrative costs and burdens. Fees for these services are primarily based on a percentage of net collections on the clients’ accounts receivable. The division recognizes revenue and bills customers when the customers receive payment on those accounts receivable, which aligns the division’s interests with the interests of the physician groups it services. The Company also generates revenue from one-time sales of physician practice management (“PPM”) software or monthly usage fees for software used via an Application Service Provider (“ASP”) model. The division’s revenue model is more than 90% recurring in nature due to the transaction-based nature of its fee revenue in the outsourced services business and the monthly usage fee in the PPM business.

The Hospital Solutions division provides Connective Healthcare solutions that focus on revenue cycle and resource management to improve the financial health and administrative efficiency of hospitals and healthcare organizations. The division has one of the largest electronic clearinghouses in the medical industry, which provides an important infrastructure to support its revenue cycle management offerings. The clearinghouse delivers dedicated electronic and Internet-based business-to-business solutions that focus on electronic processing of medical transactions as well as complementary transactions, such as electronic remittance advices, real-time eligibility verification and high-speed print and mail services. Other revenue cycle management solutions provide insight into a hospital’s revenue cycle inefficiencies, such as denial management. Denial management allows hospitals to identify charges denied reimbursement by a payer and to facilitate corrective actions such as resubmitting for reimbursement. Hospitals may opt to outsource portions of their revenue cycle management process to the Company, such as secondary insurance billing, or outsource their entire central billing office. The division also provides resource management solutions that enable hospitals to efficiently manage resources to reduce costs and improve their bottom line. The division’s staff scheduling software efficiently plans nurse schedules, accommodating individual preferences as well as environmental factors, such as acuity levels, and can schedule all the personnel across the hospital enterprise. The division’s patient scheduling software helps effectively manage a hospital’s most expensive and profitable area, the operating room, as well as schedules patients across the enterprise. The division primarily recognizes revenue on a per-transaction basis for its revenue cycle management solutions and primarily recognizes revenue on a percentage-of-completion basis or upon software shipment for sales of its resource management software solutions. Greater than 90% of the division’s revenue is recurring due to its transaction-based business and the maintenance revenue from its substantial installed base for the revenue cycle management solutions and resource management software.

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

Atypical Items.  Results during the three and nine months ended September 30, 2006, included atypical items that related to the Company’s acquisition and integration of NDCHealth. These atypical expense items totaled $1.2 million and $7.9 million during the three and nine months ended September 30, 2006, respectively.

Adoption of SFAS No. 123(R).  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. Under that transition method, compensation cost recognized is: (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

The Company recorded non-cash expense of approximately $1.0 million and $3.4 million related to the adoption of SFAS No. 123(R) for stock-based compensation in the three and nine months ended September 30,

2006, respectively. As of September 30, 2006, there was approximately $6.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

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

The Company recorded non-cash expense of approximately $0.6 million and $0.2 million related to the performance-based restricted stock units and service-based restricted stock units, respectively, during the three months ended September 30, 2006. The Company recorded non-cash expense of approximately $0.8 million and $0.3 million related to the performance-based restricted stock units and service-based restricted stock units, respectively, during the nine months ended September 30, 2006.

At September 30, 2006, the unamortized compensation cost related to performance-based restricted stock units totaled $5.6 million, which will be recognized over a weighted-average period of 2.3 years. The unamortized compensation cost related to service-based restricted stock units totaled $2.6 million at September 30, 2006, which will be recognized over a weighted-average period of 2.7 years.

Overview of Operating Results.  Consolidated revenue for the three months ended September 30, 2006, increased approximately 58% as compared to the same period of 2005 due to the acquisition of NDCHealth. Consolidated operating margins increased from 11.7% in the third quarter of 2005 to 14.3% in the third quarter of 2006 due to improvements in profitability from organic growth and the acquisition of NDCHealth. Although profitability improved year over year, margins were negatively impacted by several atypical items related to the acquisition and its integration, as discussed above.

Cash Flow from Operations.  The Company generated $60.9 million in cash from continuing operations during the nine months ended September 30, 2006, compared to the first nine months of 2005 of $35.5 million. During the first nine months of 2006, the Company used cash of approximately $28.4 million related to the NDCHealth acquisition and integration. The Company incurred several expenses during the first nine months of 2006 that negatively impacted profitability but had no impact on cash flow, including approximately $13.3 million of expenses related to the acquisition and integration of NDCHealth, as well as approximately $4.5 million of expenses related to the adoption of SFAS No. 123(R) and the 2006 LTIP. Due to the increase in debt related to the NDCHealth acquisition, cash paid for interest during the nine months ended September 30, 2006 increased by approximately $21.0 million compared to the same period in 2005.

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

During the nine months ended September 30, 2006, the Company retired approximately $50 million in term loan debt.

Results of Operations

Three months ended September 30, 2006, as compared to three months ended September 30, 2005

Revenue.  Revenue classified by the Company’s reportable segments (“divisions”) is as follows:

	Three Months Ended September 30,
	2006	2005
	(In thousands)

Physician Solutions	$77,835	$69,805
Hospital Solutions	44,083	27,860
Pharmacy Solutions	31,015	—
Eliminations	(4,062)	(3,659)

	$148,871	$94,006

Revenue for the Physician Solutions division increased approximately 12% in the three months ended September 30, 2006, as compared to the same period in 2005. The Company acquired and included within the Physician Solutions division the results of the physician business of NDCHealth effective January 6, 2006. Revenue growth in the quarter was attributable to the acquired NDCHealth software business. Revenue in the physician outsourcing business was flat year-over-year due to the timing of new business implementations. Pricing for the division’s services and products was stable compared to the prior year period.

Net new business sold in the outsourced receivables management business during the third quarter of 2006 was approximately $9 million compared to $2 million during the third quarter of 2005. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period.

Net backlog at September 30, 2006, was approximately $16 million, compared to the net backlog of approximately $12 million at December 31, 2005, and approximately $7 million at September 30, 2005. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

Revenue for the Hospital Solutions division increased approximately 58% in the three months ended September 30, 2006, as compared to the same period in 2005. Results for the third quarter of 2006 for the Hospital Solutions division include the results of the hospital business of NDCHealth, which was acquired on January 6, 2006, and the results of Integra Solutions, which was acquired on December 1, 2005. Revenue growth in the quarter was a result of these acquisitions. Pricing for the division’s services and products was stable compared to the prior year period. The division is continuing to penetrate both its existing customer base and reach new customers with its revenue cycle management products. New business sold in the Hospital Solutions division during the third quarter of 2006 was approximately $8 million compared to $4 million during the third quarter of 2005. New business sold is defined as the annualized revenue value of new contracts signed in a period.

Revenue for the Pharmacy Solutions division was approximately $31.0 million in the three months ended September 30, 2006. On January 6, 2006, the Company acquired the pharmacy business from NDCHealth. The network services business benefited from additional transaction volume as well as from market acceptance of new, value-added network products. The pharmacy systems business has a recurring software maintenance revenue stream and benefited from implementations of new customers in the quarter. New business sold in the Pharmacy

Solutions division during the third quarter of 2006 was approximately $7 million. New business sold is defined as the annualized revenue value of new contracts signed in a period.

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

Segment Operating Income.  Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company’s divisions, is as follows:

	Three Months Ended September 30,
	2006	2005
	(In thousands)

Physician Solutions	$12,257	$8,375
Hospital Solutions	11,866	6,140
Pharmacy Solutions	4,925	—
Corporate	(7,698)	(3,516)

	$21,350	$10,999

Physician Solutions’ segment operating income increased approximately 46% in the three months ended September 30, 2006, compared to the same period in 2005, resulting in operating margins of approximately 15.7% in the three months ended September 30, 2006, versus approximately 12.0% in the same period in 2005. As compared to the third quarter of 2005, operating income increased by approximately $4 million in the quarter as a result of the acquisition of the NDCHealth physician business, which historically operated at higher margins than the Company’s physician business. The third quarter of 2006 included expenses of approximately $0.4 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP.

Hospital Solutions’ segment operating income increased approximately 93% in the three months ended September 30, 2006, compared to the same period in 2005, resulting in operating margins of approximately 26.9% compared to 22.0% in the prior year period. Operating income increased approximately $6 million in the quarter as a result of the acquisition of the NDCHealth hospital business, which historically operated at higher margins than the Company’s revenue cycle management business for hospitals, the acquisition of Integra Solutions, and improvement in the business. The third quarter of 2006 included expenses of approximately $0.3 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP.

Pharmacy Solutions’ segment operating income was $4.9 million in the three months ended September 30, 2006, resulting in operating margins of approximately 15.9%. On January 6, 2006, the Company acquired the pharmacy business from NDCHealth. The division’s services business had positive margins driven by volume and the introduction of new products. The division’s systems business had negative margins due to the development and roll out of new products. The third quarter of 2006 also included expenses of approximately $0.3 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP.

Corporate overhead expenses, which include certain general and administrative functions, increased approximately $4.2 million in the three months ended September 30, 2006, compared to the same period in 2005. The increase is attributable to the NDCHealth integration costs of approximately $1.2 million and approximately $0.9 million of expenses related to the adoption of SFAS No. 123(R) and the 2006 LTIP. The remainder of the increase is due to the NDCHealth acquisition.

Interest.  Interest expense was approximately $8.9 million for the three months ended September 30, 2006, as compared to $1.4 million for the same period in 2005. The increase is attributable to the issuance of approximately $435 million in term loan debt related to the NDCHealth acquisition, of which approximately $385 million was outstanding at September 30, 2006. Interest income was approximately $0.5 million for the three months ended September 30, 2006, as compared to approximately $0.4 million for the same period in 2005.

Income Taxes.  Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $6.0 million and $0.2 million for the three months ended September 30, 2006, and 2005, respectively. In 2005, the release of a portion of the Company’s deferred tax asset valuation allowance reduced the Company’s GAAP income tax expense to an amount that approximated the Company’s cash tax paying rate. During the three months ended September 30, 2006, there was not a similar release of the Company’s valuation allowance.

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

In the first quarter of 2006, the Company reassessed the remaining valuation allowance and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006 and 2007. Accordingly, $3.4 million of the valuation allowance was released during the first quarter of 2006, of which $1.9 million was recorded to equity as additional paid-in-capital and $1.5 million was recorded as a reduction in the income tax provision for the three months ended March 31, 2006. This $3.4 million release of the valuation allowance results in a $33.7 million net deferred tax asset at September 30, 2006.

In the third quarter of 2006, certain adjustments were made to the opening balance sheet for NDCHealth that resulted in an increase to the Company’s acquisition-related deferred tax liability. As a result of that increase, the deferred tax asset valuation allowance release that was recorded as a reduction in the income tax provision during the first quarter of 2006 was also adjusted. The effect of that adjustment resulted in a $0.5 million increase in the income tax provision for the three months ended September 30, 2006.

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

The Company uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carryforwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, the Company has a fully reserved deferred tax asset of approximately $25.8 million related to tax net operating loss carryforwards for non-qualified stock option deductions as of

September 30, 2006. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.

The Company expects to continue to have a cash tax-paying rate of between 5% and 6%. At December 31, 2005, the Company had federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $374.6 million, which consists of $346.8 million of consolidated NOLs and $27.8 million of separate return limitation NOLs. The NOLs will expire at various dates and at various amounts from 2006 through 2024 with a substantial amount expiring between 2010 and 2019. The change in the Company’s income tax rate has no impact on the Company’s ability to recognize NOLs and will have no impact on cash flow until the NOLs are utilized for tax purposes.

Nine months ended September 30, 2006, as compared to nine months ended September 30, 2005

Revenue.  Revenue classified by the Company’s reportable segments (“divisions”) is as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

Physician Solutions	$235,344	$206,063
Hospital Solutions	132,173	84,032
Pharmacy Solutions	92,482	—
Eliminations	(12,214)	(10,759)

	$447,785	$279,336

Revenue for the Physician Solutions division increased approximately 14% in the nine months ended September 30, 2006, as compared to the same period in 2005. The Company acquired and included within the Physician Solutions division the results of the physician business of NDCHealth effective January 6, 2006. Pricing for the division’s services and products was stable compared to the prior year period. Revenue in the division’s outsourced receivables management business, which represents approximately 88% of the division’s revenue for the nine months and was not part of the NDCHealth acquisition, increased approximately 4% due to organic growth. Also contributing to the year-over-year increase was approximately $0.9 million in revenue recognized in the nine months ended September 30, 2006, which was previously deferred related to a large contract signed in 2004. The contract was amended during the nine months ended September 30, 2006, to eliminate the quarterly measurement periods that resulted in the original revenue deferral. The remainder of the growth in the nine months was attributable to the NDCHealth acquisition.

Net new business sold in the outsourced receivables management business during the first nine months of 2006 was approximately $18 million compared to approximately $16 million during the first nine months of 2005. Net new business sold is defined as the annualized revenue value of new contracts signed in a period, less the annualized revenue value of terminated business in that same period.

Net backlog at September 30, 2006, was approximately $16 million, compared to the net backlog of approximately $12 million at December 31, 2005, and approximately $7 million at September 30, 2005. Net backlog represents the annualized revenue related to new contracts signed with the business still to be implemented, less the annualized revenue related to existing contracts where discontinuance notification has been received and the customer has yet to be phased out. The Company focuses on maintaining a positive net backlog and believes it is a useful indicator of future revenue growth.

Revenue for the Hospital Solutions division increased approximately 57% in the nine months ended September 30, 2006, as compared to the same period in 2005. Results for the first nine months of 2006 for the Hospital Solutions division includes the results of the hospital business of NDCHealth, which was acquired on January 6, 2006, and the results of Integra Solutions, which was acquired on December 1, 2005. Revenue growth in the current period was a result of these acquisitions. Pricing for the division’s services and products was stable compared to the prior year period. New business sold in the Hospital Solutions division during the first nine months of 2006 was approximately $24 million compared to $12 million during the first nine months of 2005. New business sold is defined as the annualized revenue value of new contracts signed in a period.

Revenue for the Pharmacy Solutions division was approximately $92.5 million for the nine months ended September 30, 2006. On January 6, 2006, the Company acquired the pharmacy business from NDCHealth. The network services business benefited from additional volume as well as from the implementation of Medicare Part D on January 1, 2006, and from market acceptance of new, value-added network products. The pharmacy systems business has a recurring software maintenance revenue stream and benefited from implementations of new customers in the period. New business sold in the Pharmacy Solutions division during the first nine months of 2006 was approximately $25 million. New business sold is defined as the annualized revenue value of new contracts signed in a period.

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

Segment Operating Income.  Segment operating income is revenue less cost of services, selling, general and administrative expenses and other expenses. Segment operating income, classified by the Company’s divisions, is as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

Physician Solutions	$32,601	$24,430
Hospital Solutions	31,557	17,830
Pharmacy Solutions	7,114	—
Corporate	(28,349)	(11,552)

	$42,923	$30,708

Physician Solutions’ segment operating income increased approximately 33% in the nine months ended September 30, 2006, compared to the same period in 2005, resulting in operating margins of approximately 13.9% in the nine months ended September 30, 2006, versus approximately 11.9% in the same period in 2005. As compared to the first nine months of 2005, operating income increased approximately $11 million in the current year period as a result of revenue growth and the acquisition of the NDCHealth physician business, which historically operated at higher margins than the Company’s physician business. This increase was offset by expenses related to the acquisition of NDCHealth of approximately $0.1 million for severance and $1.9 million for the write-off of in-process research and development that was acquired in the purchase of NDCHealth. The first nine months of 2006 also included expenses of approximately $0.8 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP. The positive impact of the approximately $0.9 million of deferred revenue the division recognized during the current year period related to a contract amendment was offset by approximately $1.0 million in bad debt expense recorded in the current year period for specific accounts receivable in the Company’s outsourcing business.

Hospital Solutions’ segment operating income increased approximately 77% in the nine months ended September 30, 2006, compared to the same period in 2005, resulting in operating margins of 23.9% in the current year period versus 21.2% in the prior year. Operating income increased approximately $17 million in the current year period as a result of the acquisition of the NDCHealth hospital business, which historically operated at higher margins than the Company’s revenue cycle management business for hospitals, the acquisition of Integra Solutions, and improvement in the business. This increase was offset by expenses related to the NDCHealth acquisition of approximately $0.1 million for severance and $2.8 million for the write-off of in-process research and development that was acquired in the purchase of NDCHealth. The first nine months of 2006 also included expenses of approximately $0.6 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP.

Pharmacy Solutions’ segment operating income was $7.1 million in the nine months ended September 30, 2006, resulting in operating margins of 7.7%. On January 6, 2006, the Company acquired the pharmacy business from NDCHealth. The division’s income for the first nine months of 2006 was negatively impacted by expenses of approximately $8.6 million related to the write-off of in-process research and development purchased as part of the NDCHealth acquisition. The first nine months of 2006 also included expenses of approximately $0.6 million related to the adoption of SFAS No. 123(R) and the 2006 LTIP.

Corporate overhead expenses, which include certain general and administrative functions, increased approximately $16.8 million in the nine months ended September 30, 2006, compared to the same period in 2005. The increase is attributable to the NDCHealth integration costs of approximately $7.7 million and approximately $2.6 million of expenses related to the adoption of SFAS No. 123(R) and the 2006 LTIP. The remainder of the increase is due to the NDCHealth acquisition.

Interest.  Interest expense was approximately $26.0 million for the nine months ended September 30, 2006, as compared to $4.4 million for the same period in 2005. The increase is attributable to the issuance of approximately $435 million in term loan debt related to the NDCHealth acquisition, of which approximately $385 million was outstanding at September 30, 2006. Interest income was approximately $1.6 million for the nine months ended September 30, 2006, as compared to approximately $1.1 million for the same period in 2005.

Income Taxes.  Income tax expense, which was primarily related to federal, state and local income taxes, was approximately $12.3 million and $0.6 million for the nine months ended September 30, 2006, and 2005, respectively. In 2005, the release of a portion of the Company’s deferred tax asset valuation allowance reduced the Company’s GAAP income tax expense to an amount that approximated the Company’s cash tax paying rate. During the nine months ended September 30, 2006, there was not a similar release of the Company’s valuation allowance.

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

In addition to the intangibles discussed above, the Company has carryover tax basis of $125 million in the NDCHealth goodwill. This basis will continue to be amortized for tax purposes over the remaining life and will result in an additional tax benefit of approximately $47.5 million over the next 11 years. The benefit for the amortization of the goodwill is not reflected in the deferred tax asset recorded in accordance with SFAS No. 109.

In the first quarter of 2006, the Company reassessed the remaining valuation allowance and determined that it was more likely than not that a portion of the deferred tax asset would be realized in the foreseeable future. This determination was based upon the Company’s projection of taxable income for 2006 and 2007. Accordingly, $3.4 million of the valuation allowance was released during the first quarter of 2006, of which $1.9 million was recorded to equity as additional paid-in-capital and $1.5 million was recorded as a reduction in the income tax provision for the three months ended March 31, 2006. This $3.4 million release of the valuation allowance results in a $33.7 million net deferred tax asset at September 30, 2006.

In the third quarter of 2006, certain adjustments were made to the opening balance sheet for NDCHealth that resulted in an increase to the Company’s acquisition-related deferred tax liability. As a result of that increase, the deferred tax asset valuation allowance release that was recorded as a reduction in the income tax provision during the first quarter of 2006 was also adjusted. The effect of that adjustment resulted in a $0.5 million increase in the income tax provision for the three months ended September 30, 2006.

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

The Company uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carryforwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, the Company has a fully reserved deferred tax asset of approximately $25.8 million related to tax net operating loss carryforwards for non-qualified stock option deductions as of September 30, 2006. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.

The Company expects to continue to have a cash tax-paying rate of between 5% and 6%. At December 31, 2005, the Company had federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $374.6 million, which consists of $346.8 million of consolidated NOLs and $27.8 million of separate return limitation NOLs. The NOLs will expire at various dates and at various amounts from 2006 through 2024 with a substantial amount expiring between 2010 and 2019. The change in the Company’s income tax rate has no impact on the Company’s ability to recognize NOLs and will have no impact on cash flow until the NOLs are utilized for tax purposes.

Liquidity and Capital Resources

The following table is a summary of the Company’s cash balances as of September 30, 2006, and December 31, 2005, and cash flows from continuing operations for the nine months ended September 30, 2006, and 2005, (in thousands):

	September 30,	December 31,
	2006	2005

Unrestricted cash and cash equivalents	$52,453	$61,161

	Nine Months Ended
	September 30,
	2006	2005

Cash provided by continuing operations	$60,856	$35,537
Cash used for discontinued operations	$(484)	$—
Cash used for investing activities from continuing operations	$(451,176)	$(12,342)
Cash provided by (used for) financing activities from continuing operations	$382,096	$(9,487)

Unrestricted cash and cash equivalents include all highly liquid investments with a remaining maturity of no more than three months at the date of purchase.

During the nine months ended September 30, 2006, the Company generated approximately $60.9 million in cash from continuing operations as a result of increased profitability from the business segments as well as from the acquisition of NDCHealth. The Company used cash of approximately $28.4 million for integration and other costs related to the NDCHealth acquisition.

During the nine months ended September 30, 2005, the Company generated approximately $35.5 million in cash from continuing operations as a result of increased profitability and the timing of payment of certain accruals.

During the nine months ended September 30, 2006, the Company used approximately $451.2 million in cash from investing activities from continuing operations, including $429.8 million used for the acquisition of NDCHealth, which is net of approximately $100 million of cash acquired. Approximately $21.3 million was used for capital expenditures and investment in software development costs.

During the nine months ended September 30, 2005, the Company used approximately $12.3 million in cash for investing activities from continuing operations primarily for capital expenditures and investment in software development costs. Additionally, the Company used approximately $1.5 million for capitalized acquisition costs related to the NDCHealth acquisition.

During the nine months ended September 30, 2006, the Company generated approximately $382.1 million in cash from financing activities. The Company raised $435 million from a new senior credit facility in connection with the acquisition of NDCHealth and subsequently repaid approximately $50 million on this facility during the period. In conjunction with obtaining the new senior credit facility, the Company capitalized approximately $7.7 million in expenses, including legal and other professional fees, which are included in other long-term assets in the consolidated balance sheet. The Company also had proceeds from the exercise of stock options of approximately $4.3 million in the nine months ended September 30, 2006.

On January 6, 2006, Per-Se acquired NDCHealth. In connection with the acquisition, the Company issued approximately 8.3 million shares of Common Stock to NDCHealth stockholders and secured financing in the form of a new senior credit facility consisting of a $435 million term loan and a $50 million revolving credit facility (“Senior Credit Facility”), which replaced the Company’s prior $75 million revolving credit facility. The term loan matures in seven years and, at the Company’s election, bears interest at a rate of either LIBOR plus 2.25% or Base Rate, as defined by the Senior Credit Facility, plus 1.25%. During the first nine months of 2006, the Company elected to use LIBOR plus 2.25%. The revolving credit facility has an interest rate that varies between LIBOR plus 1.50% and LIBOR plus 2.50% or between Base Rate plus 0.5% and Base Rate plus 1.50% and matures in five years. The Company has the option of electing LIBOR or Base Rate. The Company has incurred no borrowings under the revolving credit facility. During the nine months ended September 30, 2006, the Company retired approximately $50 million in term loan debt.

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

On March 9, 2005, the Company announced that the Board authorized the repurchase of up to 1 million shares of the Company’s outstanding Common Stock. Under the share repurchase program, the Company was able to repurchase shares from time to time at management’s discretion in the open market, by block purchase, in privately negotiated transactions or as otherwise allowed by securities laws and regulations. All shares repurchased were placed into treasury to be used for general corporate purposes. During the nine months ended September 30, 2005, the Company repurchased approximately one million shares of its outstanding Common Stock at a cost of approximately $15.4 million. The Company may establish new or additional share repurchase programs. The actual number and timing of shares to be repurchased will depend on market conditions and certain SEC rules. Repurchase programs may be discontinued at anytime.

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

The floating rate debt outstanding under the term loan, which is not subject to the above referenced interest rate swap agreement, subjects the Company to risk resulting from changes in short-term interest rates. The potential change in annual interest expense resulting from a hypothetical 100 basis point change in short-term interest rates applied to the Company’s floating rate debt at September 30, 2006 would be approximately $2.6 million.

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

Conclusions Regarding Disclosure Controls and Procedures

In connection with the evaluation of the Company’s disclosure controls and procedures required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (b) accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation of changes in the Company’s internal control over financial reporting required by Rule 13a-15(d) under the Exchange Act, management identified the following changes that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has devoted significant attention and resources during the quarter to integrating NDCHealth’s business practices and operations with those of the Company. The integration of the acquired business operations into the Company has also materially affected and is reasonably likely to materially affect the Company’s internal control over financial reporting. For example, certain NDCHealth legacy financial reporting processes and functions have been further integrated with the Company’s financial reporting processes and functions. In addition, management has continued its process of converting certain financial reporting systems, processes and controls related to billing, revenue recognition and accounts receivable.

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

NDCHealth is a named defendant in certain other lawsuits, including a putative securities class-action lawsuit, captioned Garfield v. NDCHealth Corporation, et. al. The complaint in that action generally alleged, among other things, that members of a purported class of stockholders who purchased NDCHealth common stock between August 21, 2002, and August 9, 2004, were damaged as a result of (i) improper revenue recognition practices in NDCHealth’s physician business unit; (ii) the failure to timely write-down NDCHealth’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, NDCHealth’s previously issued financial statements were materially false and misleading, thereby causing the price of NDCHealth’s common stock to be inflated artificially. The second amended complaint asserts violations of certain provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, and seeks unspecified monetary damages and other relief. A U.S. federal district court judge granted NDCHealth’s motion to dismiss these claims on July 27, 2005. The 11th Circuit Court of Appeals has affirmed that dismissal; however, the plaintiffs retain their rights to file a motion for rehearing en banc with the Eleventh Circuit and/or to appeal to the U.S. Supreme Court.

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
(Principal Accounting Officer)

Date: November 8, 2006

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